Form 10-K
period 2012-12-31
Shepherd's Finance, LLC
filed 2013-03-08
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Fiscal Year Ended December 31, 2012

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORM 10-K

SHEPHERD’S FINANCE, LLC

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in “Item 1A. Risk Factors.” If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, financial condition, and results of operations.

When considering forward-looking statements, our risk factors, as well as the other cautionary statements in this report and in our Form S-1 Registration Statement should be kept in mind. Do not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We were organized in the Commonwealth of Pennsylvania in 2007 under the name 84 RE Partners, LLC and changed our name to Shepherd’s Finance, LLC on December 2, 2011. We converted to a Delaware limited liability company on March 29, 2012. Our business is focused on commercial lending to participants in the residential construction and development industry. We believe this market is underserved because of the lack of traditional lenders currently participating in the market. We are located in Jacksonville, Florida. Our operations are governed pursuant to our operating agreement.

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases (which were treated as direct financing leases for accounting purposes) with an affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Our Loan Portfolio Secured by Real Estate.” We have a limited operating history as a finance company. We currently have one paid employee, our Vice President of Operations. Our only executive officer is our Chief Executive Officer, Daniel M. Wallach. Our Board of Managers is comprised of Mr. Wallach and two independent Managers–Bill Myrick and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

The commercial loans we extend are secured by first mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business.

Our Chief Executive Officer, Daniel M. Wallach, has been in the housing industry since 1985. He was the CFO of a multi-billion dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of $2 billion in loans which generated interest spread of $50 million after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300 million at its peak. He also gained experience in securing defaulted unsecured debt at that company.

To fund our business, we have three sources of capital - senior secured borrowings; our Notes offering, in which we are offering to the public up to $700 million of Fixed Rate Subordinated Notes pursuant to a Form S-1 Registration Statement (SEC File No. 333-181360), and other unsecured borrowings; and equity capital. We intend to advertise to solicit investors for our Notes offering using primarily, but not limited to, print advertising. This advertising is expected to commence in the first quarter of 2013.

Investment Objectives and Opportunity

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced, as a result of the current credit environment, losses over the last six years from this type of lending, and, as a result of credit losses and restrictive government oversight, are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the few deals actually done). We believe that these lenders will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Additionally, while we believe the current credit environment will be temporary, we believe the many participants in the finance markets will significantly alter their lending standards (including percentages loaned on collateral value, cash required up front from the builder, and the number of speculatively built homes allowed at any given time), which will also create attractive, long-term opportunities for us. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing.

We create and service construction loans differently than most lenders have done in the past, in that we:

•	Focus on long term lending relationships with customers, and only on this type of lending;

•	Are a specialist in this type of lending;

•	Intend to have a national footprint for lending without having the overhead of a national footprint of branches;

•	Generally use appraisers who are experts in the specific market (rather than simply using the cheapest or most readily available);

•	Will work out defaulted loans with the same person that created that loan, which will help both control the creation of bad loans, and the losses on bad loans;

•	Will pursue customers with defaulted loans faster and more aggressively than typical lenders; and

•	While pursuing those customers, will offer creative solutions to help them sell their home while in default (such as offering cash allowances for the purchase of furniture or appliances or paying extra up-front costs on behalf of the buyers in order to lower their mortgage interest rates and monthly payments).

We believe that while creating speculative construction loans is a high risk venture, the reduction in competition, the differences in our lending versus typical bank lending (listed above); and our loss mitigation techniques (covered below) will all help to make this a profitable business.

The housing market has recently been plagued by declining values and a lack of housing starts. We believe that, despite the resulting issues in the speculative construction industry, it is a good time for this type of lending because:

•	Many traditional lenders to this market have exited or cut back, reducing competition and allowing large spreads (the difference between our cost of funds and the rate we charge our borrowers). Better builders can be obtained as customers, with higher spreads;

•	The number of housing starts and the value of homes built are both low but improving. We believe that we were recently at the bottom of the housing cycle, and it is likely that housing starts and values will both increase over time. Increases in both of these items should have a positive effect on our performance;

•	There are fixed costs involved in running this kind of operation, such as some payroll and the costs of being subject to public company reporting requirements. These require a fixed interest rate spread in dollars to cover these costs. Because insured financial institution deposit rates are at historic lows, we hope to be able to attract enough funds to reach this required spread before these rates go up, and before competition significantly increases on our lending; and

•	We do various things to try to mitigate the risks inherent in this type of lending by:

o	Keeping the loan-to-value ratio, or LTV, between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

o	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

o	Having a higher yield than other forms of secured real estate lending;

o	Paying major subcontractors and suppliers directly, which reduces the frequency of liens on the property (liens generally hurt the net realized value of loss mitigation techniques);

o	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

o	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, the LTV, and the yield.

Additionally, most financial institutions are highly regulated. In exchange for that regulation, they offer FDIC insurance to their investors. We are not highly regulated, nor do we offer FDIC insurance to our investors. While we are subject to some regulation, such as anti-terrorism and commercial lending laws, currently, we are not subject to consumer lending rules or federal banking regulations. We believe this provides us with the opportunity to learn from the positive aspects of banking regulations while avoiding costly regulatory compliance.

Since we are not a tightly regulated company, we feel that we have a competitive edge that allows us to make prudent, business-minded decisions. While regulators are restricting investments by regulated financial institutions in commercial construction loans, our business plan emphasizes commercial construction lending as our main line of business. We believe this to be an opportunity as the regulatory environment and resulting contraction in commercial lending has resulted in this segment of the market having fewer lenders. We also believe the real estate market recently reached historically low levels, and feel, based on recent data relating to housing starts and home values, that the market has stabilized and is beginning to recover. Finally, while we have instituted many of the underwriting requirements and activities used by regulated financial institutions, we believe being unregulated provides us with more flexibility in our underwriting process and procedures.

Outside of differences in our lending policies, we believe the benefits to not being regulated include:

•	our ability to better manage our outflow of funds because our Notes have a stated term. Banks must offer demand deposit accounts (checking accounts) and other accounts, which provide that funds can be withdrawn at any time;

•	avoiding FDIC insurance and other regulatory fees;

•	not being subject to the Community Reinvestment Act; and

•	eventually having less leverage than a bank.

Conversely, our lack of regulation introduces us to other risks which may harm us. For example:

•	we are not well diversified in our product risk;

•	we cannot benefit from government programs designed to protect regulated financial institutions;

•	we are not subject to periodic examinations by federal or state banking regulators; and

•	our cost of funds is higher.

In addition, our Note holders will have greater risks than depositors in a regulated financial institution, since their investments will not be insured.

To help mitigate the risks associated with not being regulated, we:

•	follow many of the same underwriting principals historically used by banks, including:

o	Collateralizing loans;

o	Using LTV’s to control risk;

o	Controlling the number of loans in one subdivision;

o	Underwriting appraisals; and

o	Conducting property inspections;

•	maintain loan files which will, generally, contain similar information as a bank loan file;

•	secure our loans with mortgages and other documents like banks do; and

•	monitor many of the same ratios bank regulators monitor.

So, while we, in our opinion, improve on some policies and procedures historically used by banks, which we would not be able to do if we were regulated, we follow many of the policies and procedures set up by the various bank regulators. We believe this balanced approach helps us mitigate risk while providing us the opportunity to enter into what we believe to be an underserved market. One example of an improvement on a policy historically used by banks is appraiser selection. Many times banks use a random process to select an appraiser, or a process which uses a middle man. We generally select one of the most qualified appraisers in the specific portion of the market in which we are having the appraisal prepared. We believe this provides for a more consistent result. Another example is geographic diversity. Banks generally do not lend outside of their branch footprint. This does not give regional or local banks enough exposure to most of the United States, but gives them too much exposure in a smaller area. We are not constrained by the policies that prevent better geographic diversity.

Our loans will likely be marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. As of December 31, 2012, we have retained only one employee in addition to our Chief Executive Officer. Hiring and retaining high quality lending representatives should not be difficult in the short-term banking environment, where construction loan officers will have a hard time finding and keeping employment with traditional lenders. In his previous experience, our Chief Executive Officer had a nationwide staff of 20 lenders working in the field. Compensation will be focused on the profitability of loans originated, not simply the volume of loans originated.

While our business has initially been focused on transactions originating in the Pittsburgh area, we expect to expand into other geographic regions over time as we build or acquire market expertise that will allow us to successfully finance transactions in those areas. Our goal is to market our loans on a nationwide basis. We believe that this goal can only be achieved with sufficient funds from our Notes offering. Currently, our loan portfolio consists of loans made to one customer, but, as we grow our loan assets, we intend to diversify our customer base.

Lines of Business

We seek to create a portfolio that includes some or all of the following investment characteristics: (i) provides current income; (ii) is well secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads. While we primarily intend to provide commercial construction loans to homebuilders (for residential real estate), we may also purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. Our investment policies may be amended or changed at any time by our Board of Managers.

Commercial Construction Loans to Homebuilders

We plan on extending and servicing commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. Most of the loans will be for “spec homes” or “spec lots,” meaning they are built or developed speculatively (with no specific end-user home owner in mind). The loans are secured, and the collateral is the land, lots, and constructed items thereon, as well as additional collateral, as we deem appropriate. Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien. The loans are demand loans, but the typical length of a home construction loan will range between six months and two years and is expected to average 10 months; the typical length of a development project ranges between three and six years. Larger developments are usually developed in phases.

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, meaning there is no specific customer it is being built for, but the homebuilder believes it will sell before or shortly after completion, and that therefore building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales he will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, we believe that we will generally be lending on spec homes.

In a typical development transaction, a homebuilder/developer purchases a specific parcel or parcels of land. Developers must secure financing in order to pay the purchase price for the land as well as to pay expenses incurred while developing the lots. This is the financing we provide. Once financing has been secured, the lot developers create individual lots. Developers secure permits allowing the property to be developed and then design and build roads and utility systems for water, sewer, gas and electricity to service the property. The individual lots are then sold before a home is built on them; paid off, built on and then sold; or built on, then sold and paid off (in these cases, we may subordinate our loan to the home construction loan). Our current loan portfolio is made up of development loans and is more fully described in “Our Loan Portfolio Secured By Real Estate” in this section.

We fund the loans we originate using available cash resources that are generated primarily from borrowings, net operating cash flow and proceeds of the Notes.

There is a seasonal aspect to home construction, and this affects monthly cash flow. In general, since the home construction loans we create will last 10 months on average, and since we intend to be geographically diverse, we expect the seasonality impact to be somewhat mitigated, if we are successful.

We expect that our real estate loans will be secured by one or more of the following:

•	the parcels of land to be developed;

•	finished lots;

•	model homes and new single-family homes;

•	a pledge of some or all of the equity interests in the borrower entity or other parent entity that owns the borrower entity;

•	additional assets of the borrower, including parcels of undeveloped and developed real property; and

•	in certain cases, personal guarantees of the principals of the borrower entity.

Our Chief Executive Officer is responsible for the oversight of all aspects of our commercial construction loan business, including:

•	closing and recording of mortgage documents;

•	collecting principal and interest payments;

•	enforcing loan terms and other borrower’s requirements;

•	periodic review of each loan file; and

•	exercising our remedies in connection with defaulted or non-performing loans.

Our customers are typically small-to-medium sized home builders that are currently building in the markets in which we will lend to them. Generally, they benefit from doing business with us not just because they are able to sell additional homes (which we finance), but because as they build additional homes, they are able to increase homes that are built as contracted homes, where the eventual home owner supplies the loan. Builders generally have more success selling homes when a model or spec home is available for customers to see. We anticipate that most of our lending will be based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders
Loan Type	Commercial
Loan Purpose	Construction of Homes or Development of Lots
Security	Homes, Lots, and/or Land
Priority	Generally, our loans will be secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.
Loan-to-Value Averages	60-75%
Loan Amounts	Average home construction loan $200,000, development loans vary greatly
Term	Demand
Rate	Cost of Funds plus 2%, minimum rate of 7%
Origination Fee	5% for home construction loans, development loans on a case by case basis
Title Insurance	Only on high loan risks
Hazard Insurance	Only on high loan risks
General Liability Insurance	Always
Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. We will generally not advertise to find customers, but will use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.
Third Party Guarantor	None

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our Chief Executive Officer and Board of Managers.

Purchases and Securitization of Unsecured Debt from Suppliers to Homebuilders

Homebuilders generally buy their construction materials from building supply companies, which offer unsecured credit lines for these purchases. Sometimes the builder is unable to pay the principal on their line of credit when due, and in a small percentage of these cases, the builder owns unencumbered real estate. When this is the case, the building supply company may convert the unsecured line of credit to secured, using this real estate as security. In some of these situations, the building supply company is unwilling to complete this type of transaction, and is willing to take a payment of a percentage of the balance of the unsecured line as full payment. If we pay the building supply company a percentage of this debt, and then take the real estate as collateral for the whole amount of the original debt, management’s experience indicates we will be able to eventually collect from the builder, or from the sale of the property through foreclosure or otherwise, creating a profit for ourselves. We have not completed any of these transactions, but may choose to do so if the opportunity presents itself.

Purchases of Defaulted Secured Debt from Financial Institutions

Many financial institutions made loans to homebuilders when lot and home values were higher than they are today. In many cases, these loans defaulted, and eventually these loans result in collateral foreclosure. After the foreclosure proceeding, the properties usually become the property of the financial institution, which then sells the property, generally at a loss. While the loan is in the foreclosure process, and after the process while the real estate is owned and for sale, the bank holds a nonperforming asset. Sometimes these nonperforming assets negatively impact the banks’ profitability and regulatory ratios. Some banks choose to cleanse their books of these items at a severe loss, allowing them to, while taking a loss, get back to their commercial lending business. There are opportunities to purchase some portfolios of defaulted loans, and/or real estate owned through foreclosure at deep discounts compared to the actual value of the property. We have not completed any of these transactions, but may choose to do so if the opportunity presents itself.

Purchases of Real Estate

In limited circumstances, the commercial construction loans described above may result in us owning commercial real property as a result of a loan workout, foreclosure or similar circumstances. In addition, although making direct investments in commercial real property at this time will not be a significant focus of our investment strategy, we may make investments in commercial real property in which we operate. We intend to manage and dispose of any real property assets we acquire in the manner that our management determines is most advantageous to us. We have not completed any of these transactions, but may choose to do so if the opportunity presents itself.

Our Loan Portfolio Secured by Real Estate

Our assets are generally cash and loans receivable. From 2007 through September 2011, our assets were commercial real estate leases. We were the lessor in three commercial real estate leases (which were treated as direct financing leases for accounting purposes) with an affiliate, 84 Lumber Company. The lessee had purchase options, which were eventually exercised in May and September 2011, thereby terminating the leases. From September 2011 through December 30, 2011, our only asset was cash, which we held waiting for the creation of new loans.

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the property securing the BMH Loan are the same party, 84 Financial L.P., an affiliate of 84 Lumber Company. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. The terms and conditions of these loans are set forth in further detail below. During 2012, we serviced the Hoskins Group loans. In 2013, we anticipate using proceeds from the Notes and other sources to generate additional loans, mostly spec home construction loans.

BMH Loan

The BMH Loan is a revolving demand loan in the original principal amount of up to $4,164,000, of which $3,568,000 was funded at closing. We collected a fee of $750,000 upon closing of the BMH Loan, which fee was funded from proceeds of the loan. Additionally, $450,000 of the loan proceeds was allocated to an interest escrow account (the “Interest Escrow”). Interest on the BMH Loan accrues annually at 2% plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds). Pursuant to the Credit Agreement, interest payments on the BMH Loan are funded from the Interest Escrow, with any shortfall funded by BMH. Payments of principal on the BMH Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates BMH to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the BMH Loan. The BMH Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve BMH of its obligation to continue to make payments on the BMH Loan as set forth in the Credit Agreement.

The BMH Loan is secured by a first priority mortgage in residential property consisting of building lots (four as of December 31, 2012), and an unimproved parcel of land of approximately 34 acres, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The borrower currently intends to develop the property for residential use, including the construction of homes thereon. Pursuant to the Credit Agreement, the borrower is required to maintain adequate general liability insurance covering both its business and its properties, and is required to provide us 30 days’ advance notice of the termination of any such policy of insurance. The seller of the property securing the BMH Loan has retained a second mortgage in the amount of $400,000, with a balance of approximately $351,000 as of December 31, 2012.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,686,767, of which $1,686,767 was outstanding on both December 31, 2012 and 2011. Interest on the Existing IMA Loan accrues annually at a rate of 7.0%. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan, which is described in more detail below.

New IMA Loan

The New IMA Loan is a demand loan in the original principal amount of up to $2,225,000, of which $250,000 was funded at closing. We collected a fee of $250,000 upon closing of the New IMA Loan, which was funded from proceeds of the loan. Interest on the New IMA Loan accrues annually at 2.0% plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds). Pursuant to the Credit Agreement, interest payments on the New IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the New IMA Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the New IMA Loan. The New IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the New IMA Loan as set forth in the Credit Agreement.

The New IMA Loan is secured by a mortgage in residential property consisting of approximately 54 acres of undeveloped land, all located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. The borrower currently intends to develop the property for residential use, including the construction of homes thereon. Pursuant to the Credit Agreement, the borrower is required to maintain adequate general liability insurance covering both its business and its properties, and is required to provide us 30 days’ advance notice of the termination of any such policy of insurance. The property securing the New IMA Loan and the Existing IMA Loan is subject to a mortgage in the amount of $1,290,000 which is held by an unrelated third party and is subordinate to our mortgage, as described further below. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225,000, which excludes the collateral securing the BMH Loan, at which point the holder of the subordinate mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. Development of this property commenced in December of 2012.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500,000, of which $1,500,000 was outstanding on both December 31, 2012 and 2011. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the Interest Escrow. Further, pursuant to that certain Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. The SF Loan was created to both increase our net interest income, and to better secure the BMH Loan.

Interest Escrow

To the extent the balance is available in the Interest Escrow, interest due on the BMH Loan, New IMA Loan, and Existing IMA Loan is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400,000 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan. In the twelve month period ended December 31, 2012, the Interest Escrow was reduced by $341,000 for interest on the BMH Loan, New IMA Loan, and the Existing IMA Loan, and $18,000 to reduce the balance on the $400,000 subordinated mortgage. The Interest Escrow was increased by $69,000 for interest on the SF Loan and $169,000 from lot payoffs. The balance of the interest escrow at December 31, 2012 was $329,000.

Initial Funding

On December 30, 2011 we purchased the Existing IMA Loan from the original lender with a cash payment of $186,000 and the assumption of that lender’s obligations under the SF Loan. We also loaned our borrower $2,368,000 in funded cash for its purchase of the land and lots securing the BMH Loan. Our borrower’s loan balances were increased by the $750,000 loan fee on the BMH Loan, the $250,000 loan fee on the New IMA Loan, and the $450,000 Interest Escrow, all of which were funded with loan proceeds (not funded with cash).

As of December 31, 2012, the details of our loan portfolio were as follows:

(All dollar [$] amounts shown in thousands.)

Item	Term	Interest Rate	Funded to borrower	Collateral amount
BMH Loan	Demand*	COF +2% (7% Floor)
4 Lots and land for phases 3, 4, and 5			$1,095	$2,385
Interest Escrow			450	329
Loan Fee			750	–
Total BMH Loan			2,295	2,714
IMA Loans
New IMA Loan (all loan fee)	Demand*	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand*	COF +2% (7% Floor)	80	–
Existing IMA Loan	Demand**	7%	1,687	1,910
Total IMA Loans			2,017	1,910

Unearned loan fee			(708)	–
SF Loan			–	1,500
Total			$3,604	$6,124

*These are the stated terms; however, in practice, we anticipate that principal will be repaid upon the sale of each developed lot.

**These are the stated terms; however, in practice, we anticipate that principal will be repaid upon the sale of each developed lot after the BMH Loan and the New IMA Loan are satisfied.

Competition

Historically, our industry has been highly competitive. We compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well established operating histories and may have greater access to capital, resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to modify underwriting standards and, as a result, our origination volume and profit margins could be adversely affected.

We believe that this is a good time to extend commercial loans to builders in the residential real estate market because, currently, this market appears underserved, home values are low, and many of our competitors have sustained losses due to declines in home values and, therefore, are reluctant to lend in this space at this time. We expect our loans to be different than other lenders in the markets in which we are active. Typically the differences are:

•	our loans may have a higher fee;

•	our loans may include an interest free period (whereas other lenders typically charge interest); and

•	some of our loans may have lower costs as a result of not requiring title or hazard insurance.

Regulatory Matters

Financial Regulation

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks, and thrift institutions, and are not subject to periodic compliance examinations by federal or state banking regulators.

Further, our Notes are not certificates of deposit or similar obligations or guaranteed by any depository institution and are not insured by the FDIC or any governmental or private insurance fund, or any other entity.

The Investment Company Act of 1940

An investment company is defined under the Investment Company Act of 1940, as amended (the “Investment Company Act”) to include any issuer engaged primarily in the business of investing, reinvesting, or trading in securities. Absent an exemption, investment companies are required to register as such with the SEC and to comply with various governance and operational requirements. If we were considered an “investment company” within the meaning of the Investment Company Act, we would be subject to numerous requirements and restrictions relating to our structure and operation. If we were required to register as an investment company under the Investment Company Act and to comply with these requirements and restrictions, we may have to make significant changes in our proposed structure and operations to comply with exemption from registration, which could adversely affect our business. Such changes may include, for example, limiting the range of assets in which we may invest. We intend to conduct our operations so as to fit within an exemption from registration under the Investment Company Act for purchasing or otherwise acquiring mortgages and other liens on and interest in real estate. In order to satisfy the requirements of such exemption, we may need to restrict the scope of our operations.

Environmental Compliance

We do not believe that compliance with federal, state, or local laws relating to the protection of the environment will have a material effect on our business in the foreseeable future. However, loans we extend or purchase are secured by real property. In the course of our business, we may own or foreclose and take title to real estate that could be subject to environmental liabilities with respect to these properties. We (or our loan customers) may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical release at a property. The costs associated with the investigation or remediation activities could be substantial. In addition, if we become the owner of or discover that we were formerly the owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. To date, we have not incurred any significant costs related to environmental compliance and we do not anticipate incurring any significant costs for environmental compliance in the future. Generally, when we are lending on property which is being developed into single family building lots, an environmental assessment is done by the builder for the various governmental agencies. When we lend for new construction on newly developed lots, the lots have generally been reviewed while they were being developed. We also perform our own physical inspection of the lot, which includes assessing potential environmental issues. Before we take possession of a property through foreclosure, we again assess the property for possible environmental concerns, which, if deemed to be a significant risk compared to the value of the property, could cause us to forego foreclosure on the property and to seek other avenues for collection.

ITEM 1A. RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to investors. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to Our Structure

Payment on the Notes is subordinate to the payment of our outstanding present and future senior debt. Since there is no limit on the amount of senior debt we may incur, our present and future senior debt may make it difficult to repay the Notes.

As of December 31, 2012, we had $1,108,091 of senior debt outstanding. The Notes are subordinate and junior in priority to any and all of our senior debt and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to our Note holders or to other non-senior debt. Therefore, upon such maturity of our senior debt,our Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

If we are unable to raise substantial funds, we will be limited in our ability to diversify the loans we make, and our ability to repay the Notes that have been sold will be dependent on the performance of the specific loans we make.

We are conducting this offering of Notes ourselves without any underwriter or placement agent. We have no experience in conducting a notes offering or any other securities offering. Although we intend to sell up to the maximum offering amount of the Notes, there is no minimum amount of proceeds that must be received from the sale of the Notes in order to accept proceeds from Notes actually sold. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio of loans. If we are unable to raise a substantial amount of funds, we will make fewer loans, resulting in less diversification in terms of the number of loans we make, the borrowers on such loans, and the geographic regions in which our collateral is located. In such event, the likelihood of our profitability being affected by the performance of any one of our loans will increase. Our ability to repay the Notes will be subject to greater risk to the extent that we lack a diversified portfolio of loans.

We are controlled by Daniel M. Wallach, as, currently, he is our only executive officer and beneficially owns all of our outstanding membership interests.

Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers) constructively or beneficially owns all of the equity interests in our Company. As our only executive officer, Mr. Wallach is responsible for all aspects of our day-to-day operations. Though the approval of the independent Managers is required for all affiliate transactions, Mr. Wallach will, nonetheless, be able to exercise significant control over our affairs as the independent Managers may be removed by a vote of holders of 80% of our outstanding voting membership interests.

If we lose or are unable to hire or retain key personnel, we may be delayed or unable to implement our business plan, which would adversely affect our ability to repay the Notes.

Our success depends to a significant degree upon the contributions of Daniel M. Wallach, our Chief Executive Officer and Manager. We do not have an employment agreement with Mr. Wallach and cannot guarantee that he will remain affiliated with us. If he were to cease his affiliation with us, our operating results would suffer. We believe that our future success depends, in part, upon our ability to hire and retain additional personnel. We cannot assure our Note holders that we will be successful in attracting and retaining such personnel, which could hinder our ability to implement our business plan.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenues of $1 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common equity held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

If we are unable to meet our Note maturity and redemption obligations, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and our Note holders could lose some or all of their investments.

                Our Notes have maturities ranging from one year to four years.  In addition, holders of our Notes may request redemption upon death.  We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the sale of the Notes.  We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations.  Therefore, we will be substantially reliant upon the net offering proceeds we receive from the sale of the Notes to pay these obligations.  If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and our Note holders could lose some or all of their investments.

Management has broad discretion over the use of proceeds from this offering, and it is possible that the funds will not be used effectively to generate enough cash for payment of principal and interest on the Notes.

We expect to use the proceeds from this offering for purposes detailed in our prospectus under the “Questions and Answers” and “Use of Proceeds” sections. Because no specific allocation of the proceeds is required in the indenture, our management will have broad discretion in determining how the proceeds of the offering will be used.

Our Note holders will not have the opportunity to evaluate our investments before they are made.

We intend to use the net offering proceeds in accordance with the “Use of Proceeds” section of our prospectus, including investment in secured real estate loans for the acquisition and development of parcels of real property as single-family residential lots and/or the construction of single-family homes. Since we have not identified any investments that we will make with the net proceeds of this offering, we are generally unable to provide our Note holders with information to evaluate the potential investments we may make with the net offering proceeds before purchasing the Notes. Our Note holders must rely on our management to evaluate our investment opportunities, and we are subject to the risk that our management may not be able to achieve our objectives, may make unwise decisions or may make decisions that are not in our best interest.

There is no sinking fund to ensure repayment of the Notes at maturity, so our Note holders are totally reliant upon our ability to generate adequate cash flows.

We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Notes upon maturity. Because funds are not set aside periodically for the repayment of the Notes over their respective terms,our Note holders must rely on our consolidated cash flows from operations, investing and financing activities and other sources of financing for repayment, such as funds from the sale of the Notes, loan repayments, and other borrowings. To the extent cash flows from operations and other sources are not sufficient to repay the Notes our Note Holders may lose all or part of their investments.

If we default in our Note payment obligations, the indenture agreement provides that the trustee could accelerate all payments due under the Notes, which would further negatively affect our financial position.

Our obligations with respect to the Notes are governed by the terms of indenture agreement with U.S. Bank, as trustee. Under the indentures, in addition to other possible events of default, if we fail to make a payment of principal or interest under any Note and this failure is not cured within 30 days, we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding Notes could declare all principal and accrued interest immediately due and payable. If our total assets do not cover these payment obligations, we would most likely be unable to make all payments under the Notes when due, and we might be forced to cease our operations.

The portion of our business plan utilizing a note offering for a source of funds for commercial lending purposes is new to us. This may decrease the likelihood that we will be successful and able to pay principal and interest on the Notes.

We have no experience with managing a notes offering as a source of funds for our business activities. This decreases the likelihood that the results from our new business plan will be similar to or better than the results we obtained under our prior business plan. If we are not successful, our ability to pay principal and interest on the Notes may be adversely affected.

Risks Related to Our Business

We have a limited operating history and limited experience operating as a company, so we may not be able to successfully operate our business or generate sufficient revenue.

We were organized in May 2007 and, in the past, we were the lessor in three commercial real estate leases (which were treated as direct financing leases for accounting purposes) with an affiliate, 84 Lumber Company. At the time of the initial leases, our Chief Executive Officer, Daniel M. Wallach, was the Chief Financial Officer of 84 Lumber Company. Mr. Wallach’s employment with 84 Lumber Company ended in April of 2011, and the leased properties were sold to 84 Lumber Company affiliates in May and September 2011, thereby terminating the leases. In December 2011, we made our first real estate loan of the type described in our “Business” section. Therefore, we have a limited operating history and limited experience operating as a company from which to evaluate our business or our likelihood of future success in operating our business, generating revenues, or achieving profitability. We cannot assure our Note holders that we will be able to operate our business successfully or implement our operating policies and strategies described in the business section.

We have incurred a significant amount of secured debt, which consists of two loans from affiliates collateralized by a lien against all of our assets, and expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2012, we had $1,108,091 of secured debt outstanding, which consists of the two loans from affiliates. The affiliate loans are collateralized by a lien against all of our assets. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of our Note holders. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt, including the affiliate loans.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for all of our revenues and a portion of our financing.

As of December 31, 2012, our loan portfolio consists of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties referred to herein as the “Hoskins Group”). We also have an unsecured loan payable to Investor’s Mark Acquisitions, LLC. Therefore, currently, we are substantially reliant upon a single developer and homebuilder for all of our revenues and a portion of our financing. Any event of bankruptcy, insolvency or general downturn in the business of this developer and homebuilder will have a substantial adverse financial impact on our business and our ability to pay back our Note holders’ investments in the Notes.

Our operations are not subject to the stringent banking regulatory requirements designed to protect investors, so repayment of our Note holders’ investments is completely dependent upon our successful operation of our business.

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks, and thrift institutions, and are not subject to periodic compliance examinations by federal or state banking regulators. For example, we will not be well diversified in our product risk and we cannot benefit from government programs designed to protect regulated financial institutions. Therefore, an investment in our Notes does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. The return on Notes purchased by a Note holder is completely dependent upon our successful operations of our business. To the extent that we do not successfully operate our business, our ability to pay interest and principal on the Notes will be impaired.

Most of our assets will be commercial construction loans to homebuilders and/or developers which are a higher than average credit risk, and therefore could expose us to higher rates of loan defaults, which could impact our ability to repay amounts owed to our Note holders.

Our primary business will be extending commercial construction loans to homebuilders, along with some loans for land development. These loans are considered higher risk because the ability to repay depends on the homebuilder’s ability to sell a newly built home. These homes typically are not sold by the homebuilder prior to commencement of construction. Therefore, we may have a higher risk of loan default among our customers than other commercial lending companies. If we suffer increased loan defaults, in any given period, our operations could be materially adversely affected and we may have difficulty making our principal and interest payments on the Notes.

We depend on the availability of significant sources of credit to meet our liquidity needs and our failure to maintain these sources of credit could materially and adversely affect our liquidity in the future.

We plan to maintain a line of credit with a financial institution in the future, so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. Although we discussed the possibility of obtaining a line of credit with approximately 20 financial institutions in September and October of 2011 (while we had no loan assets), and more recently began discussing with five potential lenders the possibility of secured financing, we do not have a financial institution line of credit at this time. If we fail to obtain such a line of credit or maintain one, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason and we fail to obtain or renew a line of credit, or we default on our line of credit, our ability to meet our obligations, including our Note obligations, could be materially adversely affected and we may not have enough cash to pay back our Note holders’ investments. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line), even though we have liquidity from the Notes, will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

Our business plan is to rapidly grow commercial lending, and a team of employees will need to be hired and perform at a high level for us to be successful. We do not have experience in this type of capital structure (using Notes).

There are many risks in running this business plan, including but not limited to rapid growth, liquidity and capital structure issues, and changing markets. We believe that we have effectively created a start-up financial institution. Most start-up financial institutions grow to the level that we are anticipating over a long period of time, typically measured in years. In contrast, we anticipate rapid expansion to our desired portfolio size. We cannot be sure that we will be successful in managing our growth. In order to successfully manage our growth, we must:

•	hire, train, manage and retain employees;

•	create loan products that are attractive to customers, protect us, and are profitable;

•	manage the duration and amounts of both our assets (loans to customers) and liabilities (our line of credit, Notes, and other debt);

•	create systems to track both our investors’ and our customers’ accounts; and

•	control our expenses.

The strains posed by these demands are magnified by the start-up nature of our operations. Our failure to operate profitably or with enough liquidity could prevent us from being able to pay interest or principal on the Notes.

If the proceeds from the issuance of the Notes exceed the cash flow needed to fund the desirable business opportunities that are identified, we may not be able to invest all of the funds in a manner that generates sufficient income to pay the interest and principal on the Notes.

Our ability to pay interest on our debt, including the Notes, pay our expenses, and cover loan losses is dependent upon interest and fee income we receive from loans extended to our customers. If we are not able to lend to a sufficient number of customers at high enough interest rates, we may not have enough interest and fee income to meet our obligations, which could impair our ability to pay interest and principal to our Note holders. If money brought in from new Notes and from repayments of loans from our customers exceeds our short term obligations such as expenses, Note interest and redemptions, and line of credit principal and interest, then it is likely to be held as cash, which will have a lower return than the interest rate we are paying on the Notes. This will lower earnings and may cause losses which could impair our ability to repay the principal and interest on the Notes.

The collateral securing our mortgage loans may not be sufficient to pay back the principal amount in the event of a default by the borrowers.

In the event of default, our mortgage loan investments are generally dependent entirely on the loan collateral to recover our investment. Our loan collateral consists primarily of a mortgage on the underlying property. In the event of a default, we may not be able to recover the premises promptly and the proceeds we receive upon sale of the property may be adversely affected by risks generally related to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrowers’ control. Current market conditions may reduce the proceeds we are able to receive in the event of a foreclosure on our collateral. Our remedies with respect to the loan collateral may not provide us with a recovery adequate to recover our investment.

Currently, we are substantially reliant on the local homebuilding industry in the Pittsburgh, Pennsylvania market.

Our loan investments are currently not diversified geographically. As of December 31, 2012, all of our loan investments are concentrated in the Pittsburgh, Pennsylvania market. We believe that home values are the predominant factor which impact the amount of money we may lose on loans which default. Even during the recent recession, home prices in the Pittsburgh market have steadily risen, increasing by 42% since 2000. Housing starts, however, have decreased by almost 50% since 2000. It is still possible that the Pittsburgh housing market could become subject to the same negative conditions that have affected home values nationally. Because of our reliance on the Pittsburgh housing market, any adverse conditions affecting the local housing market in this area will have a magnified adverse effect on our loan portfolio and adversely affect our ability to pay back our Note holders’ investments in the Notes. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes.

Our business is not industry-diversified and the homebuilding industry has undergone a significant downturn. Further deterioration in industry or economic conditions could further decrease demand and pricing for new homes and residential home lots. A decline in housing values similar to the recent national downturn in the real estate market would have a negative impact on our business. Smaller value declines will also have a negative impact on our business. These factors may decrease the likelihood we will be able to generate enough cash to repay the Notes.

Developers and homebuilders to whom we may make loans will use the proceeds of our loans to develop raw land into residential home lots and construct homes. The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders. A developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment level and job growth;

•	demographic trends, including population increases and decreases and household formation;

•	availability of financing for homebuyers;

•	interest rates;

•	affordability of homes;

•	consumer confidence;

•	levels of new and existing homes for sale, including foreclosed homes and homes held by investors and speculators; and

•	housing demand generally.

These conditions may occur on a national scale or may affect some of the regions or markets in which we operate more than others.

We anticipate that we will generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest on the Notes and repay the principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, overall economy, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. The tightening credit markets have made it more difficult for potential homeowners to obtain financing to purchase homes. If housing prices continue to decline or sales in the housing market continue to decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back our Note holders’ investments in the Notes.

We expect to be substantially reliant upon the net offering proceeds we receive from the sale of our Notes to meet principal and interest obligations on previously issued Notes.

We intend to use the net offering proceeds from the sale of Notes to, among other things, make payments on other borrowings, fund redemption obligations, make interest payments on the Notes, and to run our business to the extent that other sources of liquidity from our operations (e.g., repayment of loans we have previously extended to our customers) and our credit line are inadequate. However, these other sources of liquidity are subject to risks. Our operations alone may not produce a sufficient return on investment to repay interest and principal on our outstanding Notes. We may not be able to obtain or retain a line of credit. We may not be able to attract new investors, have sufficient loan repayments, or have sufficient borrowing capacity when we need additional funds to repay principal and interest on our outstanding Notes or redeem our outstanding Notes. If any of these things occur, our liquidity and capital needs may be severely affected and we may be forced to sell off our loan receivables and other operating assets, or we might be forced to cease our operations.

Additional competition may decrease our profitability, which would adversely affect our ability to repay the Notes.

We may experience increased competition for business from other companies and financial institutions that are willing to extend the same types of loans that we extend at lower interest rates and/or fees. These competitors also may have substantially greater resources, lower cost of funds, and a better established market presence. If these companies increase their marketing efforts to our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates, interest income or fees could have an adverse impact on our profitability and our ability to repay the Notes.

Additional competition for investment dollars may decrease our liquidity, which would adversely affect our ability to repay the Notes.

We could experience increased competition for investment dollars from other companies and financial institutions that are willing to offer higher interest rates. We may be forced to increase our interest rates in order to maintain or increase the issuance of Notes. Any increase in our interest rates could have an adverse impact on our liquidity and our ability to meet a debt covenant under our line of credit and/or to repay the Notes.

Our real estate loans are illiquid, which could restrict our ability to respond rapidly to changes in economic conditions.

The real estate loans we currently hold and intend to make are illiquid. As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic or other conditions may be very limited.

Because we require a substantial amount of cash to service our debt, we may not be able to pay our obligations under the Notes.

To service our total indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, including our successful financial and operating performance. We cannot assure our Note holders that our business plans will succeed or that we will achieve our anticipated financial results, which may prevent us from being able to pay our obligations under the Notes.

If we, our ownership, or any of our future employees suffer from severe negative publicity, we could be faced with significantly greater payments on Note redemption obligations than we have cash available for such payments or redemptions.

If we, our ownership, or any of our future employees suffer from severe negative publicity, our rate of new Note issuances could be negatively impacted, which would reduce the amount of cash available to make interest and principal payments on our debt including the Notes. In such event, we could be declared in default on the Notes and other debt instruments, and our Note holders could lose their entire investments.

If we do not achieve our anticipated financial results, we may not be able to generate sufficient cash flows from operating, investing and financing activities or to obtain sufficient funding to satisfy all of our obligations, including our obligations under the Notes.

We are subject to risk of significant losses on our loans because we do not require our borrowers to insure their collateral for our loans.

It is customary for lenders extending loans secured by real estate to require the borrower to provide title insurance and hazard insurance with minimum coverage amounts set by the lender. We do not plan to require some or all of our homebuilders to provide either title or hazard insurance on their collateral for our loans to them. This represents an additional risk to us as the lender. The homebuilder may have a fire or other property damage claim, which normally would be covered by insurance, but may result in a loss on the loan because insurance proceeds are not available.

Increases in interest rates, reductions in mortgage availability or increases in other costs of home ownership could prevent potential customers from buying new homes and adversely affect our business and financial results.

Most new home purchasers finance their home purchases through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, interest rates were at historically low levels and a variety of mortgage products were available. As a result, home ownership became more accessible. The mortgage products available included features that allowed buyers to obtain financing for a significant portion or all of the purchase price of the home, had very limited underwriting requirements or provided for lower initial monthly payments. Accordingly, more people were qualified for mortgage financing.

Since 2007, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This, in turn, resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. In general, fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans make it more difficult for many buyers to finance the purchase of homes. These factors serve to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and move-up buyers.

A reduction in the demand for new homes may reduce the amount and price of the residential home lots sold by the developers and homebuilders to which we loan money and/or increase the amount of time such developers and homebuilders must hold the home lots in inventory. These factors increase the likelihood of defaults on our loans, which would adversely affect our business and financial results.

In the event we foreclose on the property securing certain of our loans, we have agreed to provide a limited preference in our foreclosure proceeds to a third party, which could reduce the amount of proceeds that we would receive on a foreclosure of the property.

The property securing the New IMA Loan and the Existing IMA Loan (as such terms are defined under “Business — Our Loan Portfolio Secured by Real Estate”) is subject to a mortgage in the amount of $1,290,000, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225,000, which excludes the collateral securing the BMH Loan (as such term is defined below). The holder of this mortgage is then entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds.

If a large number of our current and prospective borrowers are unable to repay their loans within a normal average number of months, we will experience a significant reduction in our income and/or liquidity, and may not be able to repay the Notes as they become due.

Construction loans that we extend are expected to be repaid in a normal average number of months, typically 10 months, depending on the size of the loan. Development loans are expected to last for many years. We have interest paid on a monthly basis, but also charge a fee which will be earned over the life of the loan. If these loans are repaid over a longer period of time, the amount of income that we receive on these loans expressed as a percentage of the outstanding loan amount will be reduced, and fewer loans with new fees will be able to be made, since the cash will not be available. This will reduce our income as a percentage of the Notes, and if this percentage is significantly reduced it could impair our ability to pay our Note holders principal and interest on the Notes.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations. Many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. It is uncertain how long the reduction in sales and the increased level of cancelations will continue. Continued decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay our Note holders’ investments in the Notes.

Our cost of funds will be substantially higher than that of banks.

Because we do not offer FDIC insurance, and because we want to grow our Note program faster than most banks want to grow their CD base, our Notes will offer significantly higher rates than bank CDs. As a result, our cost of funds will be higher than banks’ cost of funds. This may make it more difficult for us to compete against banks when they rejoin our niche lending market in large numbers. This could result in losses which could impair or eliminate our ability to pay interest and principal on our outstanding Notes.

We are exposed to risk of environmental liabilities with respect to properties which we take title. Any resulting environmental remediation expense may reduce our ability to repay the Notes.

In the course of our business, we may foreclose and take title to real estate that could be subject to environmental liabilities. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical release at any property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We will be subject to the general market risks associated with real estate construction and development.

Our financial performance will depend on the successful construction and/or development and sale of the homes and real estate parcels that serve as security for the loans we make to homebuilders and developers. As a result, we will be subject to the general market risks of real estate construction and development, including weather conditions, the price and availability of materials used in construction of homes and development of lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects.

We may be subject to changes in our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. These changes may restrict our ability to pursue or limit the feasibility of pursuing our business plan.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 represents a comprehensive overhaul of the financial services industry within the United Sates and will require a number of federal agencies to implement numerous new rules, many of which may not be implemented for several months or years. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these laws and regulations may impact our lending operations and/or result in additional costs and expenses, which may impact our consolidated results of operations, financial condition or liquidity.

We will be required to devote resources to comply with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing, and this may reduce the resources we have available to focus on our core business.

Pursuant to Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, beginning with our Annual Report on Form 10-K for the fiscal year 2013, our management will be required to report on the effectiveness of our internal controls over financial reporting. We may encounter problems or delays in completing any changes necessary to our internal controls over financial reporting. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act may require significant management time and expenses and divert attention or resources away from our core business. In addition, we may encounter problems or delays in completing the implementation of any requested improvements provided by our independent registered public accounting firm.

If we do not meet the requirements to maintain effective internal controls over financial reporting, our ability to raise new capital will be harmed.

If we do not maintain effective internal controls of our financial reporting in accordance with Section 404, it could result in delaying future SEC filings or future offerings. If future SEC filings or future offerings are delayed, it could have an extreme negative impact on our cash flow causing us to default on our obligations.

Risks Related to Conflicts of Interest

Our Chief Executive Officer (who is also on our Board of Managers) will face conflicts of interest as a result of the secured affiliated loans made to us, which could result in actions that are not in the best interests of our Note holders.

As of December 31, 2012, we had borrowed $250,000 from The 2007 Daniel M. Wallach Legacy Trust and $858,091 from Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), and his wife, Joyce Wallach. These affiliate loans are collateralized by a lien against all of our assets. The Notes will be subordinated in right of payment to all secured debt, including these affiliate loans. Pursuant to each promissory note, the affiliates have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the promissory notes and pledge agreement. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

Our Chief Executive Officer will face conflicts of interest as a result of his equity ownership in the Company, which could result in actions that are not in the best interests of our Note holders.

Our Chief Executive Officer beneficially owns all of the voting and non-voting equity of the Company. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2012, we operate an office in Jacksonville, Florida on a nominal lease with a thirty day cancelation clause.

ITEM 3. LEGAL PROCEEDINGS

(a)	As of the date of this filing, we are not aware that we or our members are a party to any pending or threatened legal proceeding or proceeding by a governmental authority that would have a material adverse effect on our business.

(b)	None.

 ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(All dollar [$] amounts shown in thousands.)

As of December 31, 2012, we had 2,629 Class A Common Units outstanding, held by our two members. There is no established trading market for our membership Units. As of December 31, 2012, all of our outstanding membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach. For the fiscal years ended December 31, 2012 and 2011, we declared and paid distributions to our owners of $50 and $955, respectively.

We registered up to $700,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of December 31, 2012, we had issued $2 in Notes pursuant to our public offering. From October 4, 2012 through December 31, 2012, we incurred expenses of $2 in connection with the issuance and distribution of the Notes, which were paid to third parties.

ITEM 6. SELECTED FINANCIAL DATA

(All dollar [$] amounts shown in thousands.)

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this document. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results and information are not necessarily indicative of our future results.

The summary consolidated financial data as of and for the fiscal years ended December 31, 2012 and 2011 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal year ended December 31, 2010 is derived from our audited consolidated financial statements not included in this document. The summary consolidated financial data as of and for the fiscal years ended 2009, 2008 and 2007 is derived from our unaudited consolidated financial statements not included in this document.

As of, and for, the years ended December 31,

	2012	2011	2010	2009	2008	2007
Operations Data	(Audited)	(Audited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income	$ 581	$ 5	$ -	$ -	$ -	$ -
Interest expense	115	-	-	-	-	-
Net interest income	466	5	-	-	-	-
Selling, general and administrative expenses	344	5	-	-	-	-
Income from continuing operations	122	-	-	-	-	-
Income from discontinued operations	-	309	578	550	512	214
Net income	$ 122	$ 309	$ 578	$ 550	$ 512	$ 214
Balance Sheet Data
Cash	$ 646	$ 50	$ -	$ -	$ -	$ -
Accrued interest	26	2	-	-	-	-
Deferred financing costs, net	596	-	-	-	-	-
Other assets	10	26	-	-	-	-
Loans receivable, net	3,604	4,580	-	-	-	-
Assets of discontinued operations	-	-	10,339	10,328	10,329	10,327
Total assets	4,882	4,658	10,339	10,328	10,329	10,327
Customer interest escrow	329	450	-	-	-	-
Accounts payable and accrued expenses	41	-	-	-	-	-
Notes payable unsecured	1,502	1,500	-	-	-	-
Notes payable related parties	1,108	878	-	-	-	-
Liabilities of discontinued operations	-	-	7,863	8,253	8,691	9,088
Total liabilities	2,980	2,828	7,863	8,253	8,691	9,088
Members’ capital	1,902	1,830	2,476	2,075	1,638	1,239
Members’ contributions	-	-	-	-	-	1,138
Members’ distributions[1]	$ (50)	$ (955)	$ (177)	$ (113)	$ (113)	$ (113)

1 Fiscal 2011 includes in this amount ($250) for the redemption of the ownership interests of two of our former members; ($383) was a return of capital to certain of the remaining members; and ($322) was earnings distributed to the members.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we” or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. In conjunction with the change in strategic direction discussed more fully below, the Company changed its name from 84 RE Partners, LLC (“84 RE Partners”) on December 2, 2011 and converted to a Delaware limited liability company on March 29, 2012. We are the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operated pursuant to an operating agreement by and among Daniel M. Wallach (the “Manager”) and the members of the Company from its inception through March 29, 2012, at which time it adopted an amended and restated operating agreement.

Prior to March 2012, we were managed by Daniel M. Wallach, as our sole Manager. Therefore, prior to that time, Mr. Wallach had direct and exclusive control over the management of the Company’s operations. In March 2012, we assembled a Board of Managers, which includes two independent Managers in addition to Mr. Wallach. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business. The independent Managers, acting through the nominating and corporate governance committee, must approve all affiliate transactions. All of our outstanding membership interests are owned beneficially by Mr. Wallach and his wife; therefore, Mr. Wallach is able to exercise significant control over our business, including with respect to the composition of our Board of Managers. A Manager may be removed by a vote of holders of 80% of our outstanding voting membership interests.

During 2007 and continuing through portions of 2011, we were the lessor in three commercial real estate leases (which were treated as direct financing leases for accounting purposes) with an affiliate, 84 Lumber Company. During the majority of time of the business relationship between us and 84 Lumber, Mr. Wallach was employed by 84 Lumber, while also operating as our sole Manager. The leased properties were sold to 84 Lumber in May and September of 2011, and the leases were thereby terminated. This business model generated consistent profits, positive cash flows and returns to the members for the duration of these financings. The results of operations, cash flows and financial position related to the commercial real estate leases are presented as Discontinued Operations in management’s discussion and analysis and the accompanying consolidated financial statements and footnotes.

In late 2011, management elected to transform our business model. The Company intends to focus most of our future efforts on commercial lending to residential homebuilders, to finance construction of single family residential properties. The single family residential construction loans will be extended to residential homebuilders and, as such, are commercial loans. The Company also lends money to residential homebuilders to develop undeveloped land into residential building lots known as acquisition and development loans, which are also considered commercial loans.

We anticipate expanding our lending capacity and funding our business operations by continued extension of notes to the general public, which notes are unsecured subordinated debt. On October 4, 2012 our notes offering was declared effective by the SEC. We are currently effective in 37 states and the District of Columbia. Eventually, the Company intends to repay the debt from affiliates with secured debt from a bank or through other liquidity.

From September 2011 through December 30, 2011, our only asset was cash, which we held waiting for the creation of new loans. On December 30, 2011, we originated three new loan assets, which are commercial loans for residential development in a suburb of Pittsburgh, Pennsylvania. One loan is collateralized by building lots (4 on December 31, 2012) and an unimproved parcel of land of approximately 34 acres. The other two loans are collateralized by approximately 54 acres of undeveloped land. These three loans are to borrowers who are affiliated with each other and are cross-collateralized. We also assumed a note payable of $1,500 to the borrower from its prior lender. The builder was funded to pay us our loan fee, and also to create an account with an Interest Escrow. The note payable and Interest Escrow are collateral for the loans. The total advanced on these loans was $4,312 and $5,504 on December 31, 2012 and 2011, respectively. The estimated value of the total collateral for these loans was $6,124 and $7,550 on December 31, 2012 and 2011, respectively, which is based on an appraisal of the collateral prepared for us in March 2012, and verified with a broker’s opinion of value in October 2012.

To assist in financing these opportunities, on December 30, 2011, we obtained funding from two demand loans from our members. The total outstanding balance on these loans on December 31, 2012 and 2011 was $1,108 and $878, respectively. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to our Fixed Rate Subordinated Notes.

Economic and Industry Dynamics

Demand for residential construction loans has been negatively impacted by the decrease in housing starts (a key driver relative to commercial lending to residential homebuilders) over the past six years. See “Inflation, Interest Rates, and Housing Starts” later in this section. This decrease followed 15 years of increases in housing starts. Home values also decreased during the housing start decline. The combination of these events, along with others, presented significant hurdles to residential homebuilders. In 2012, housing starts and home values were moving off their lows, staging the beginning of a recovery.

Due to the need to fund either part or all of the costs of their construction projects, homebuilders often have to work with lending institutions. The normal lending institutions (banks, S&L, credit unions, etc.) have all been negatively impacted by these same recent trends, which have raised default rates and losses related to commercial lending loans issued to residential homebuilders. In fact, many state and federal regulators are discouraging community banks and lending institutions from lending to residential homebuilders.

We believe all the factors above present three significant opportunities. The first opportunity, and our primary focus, is to become the lender of choice or secondary lender to residential homebuilders during the absence of lending at the homebuilder’s local financial institution or community bank. Another is to purchase and securitize the loans made by building supply companies to those homebuilders. Finally, we may acquire deeply discounted defaulted debt from other financial institutions. While we have not entered into any transactions related to the final two opportunities, we will remain mindful of those opportunities to generate a return from such transactions.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Start-up operations	Our management has experience in commercial lending to residential homebuilders. However, this represents management’s first attempt to create a stand-alone operation of this type with a capital structure of this type. Management believes possessing experience in business, track record in this type of lending, and the contacts made in previous endeavors will assist with staffing and other challenges it will face with this new endeavor.
Concentration of loan portfolio (i.e. how many of the loans are of one type, with any particular customer, or within any particular geography)	Our management plans to extend loans to multiple lenders in multiple geographies across the U.S. in order to diversify this risk to the degree possible while continuing to focus on residential homebuilder customers.
Potential loan value-to-collateral value issues (i.e. being underwater on particular loans)	Our management manages this challenge by risk-rating both the geographic region and the builder, then adjusting the loan-to-value (i.e. the loan amount versus the value of the collateral) based on the risk assessments. Additionally, for construction loans, we collect a deposit up-front.
Potential increases in interest rates, which would reduce operating income	We offer variable rate loans that incorporate a spread (i.e. profit) above the Company’s costs of funds to insulate it against this risk. A more detailed description is included in Interest Spread below.
Liquidity

Our management has short and long term plans including, but not limited to:

• Short term – issue public debentures; and

• Long-term – execute a form of bank financing to replace the demand loans from affiliates.

Opportunities

Although we can give no assurance as to our success in our efforts, in the future, our management intends to focus its efforts on the following opportunities:

•	receiving money from the Notes, sufficient enough to operate our business and allow for diversification in our loan portfolio;

•	growing loan assets and the staffing and operations to handle it. We anticipate hiring office staff as loan volume grows, and hiring the origination staff, which will be field based, as our liquidity allows for new loan originations. The goal for the field staff is to have a geographic coverage that eventually covers most of the continental U.S.;

•	replacing our existing lines of credit from our affiliates with lines of credit from financial institutions. We would like the maximum amount (the credit limit) to be 20% of our asset size, and our outstanding amounts to average 10% of our asset size;

•	producing a profit, and making distributions to our members to cover their tax burden from our operations, and, if possible, to give them a return on their investment; and

•	retaining earnings to grow the equity of the Company.

Understanding and Evaluating Our Operating Results

Our results of operations are driven by three major factors - interest spread, loan losses, and selling, general and administrative (SG&A) expenses.

Interest Spread

Interest spread is generally made up of the following three components:

• Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings).

• Fee income. This fee is generally recognized over the life of the loan, based on the maximum allowed loan balance over the expected life of the loan. The amount of interest spread on these loans will depend on the life of the loans, as well as the fee percentage. As more competition comes into the residential construction lending market, we expect this portion of spread income to decrease.

• Amount of nonperforming assets. Since we are paying interest on all money we borrow, any asset created or funded with borrowed funds that does not have an interest return costs us money. There is an interest expense for us, with no interest income to offset it. Generally there are two types of nonperforming assets. The first is nonperforming loans, which do not generate interest income unless actually received in cash. We currently do not have any nonperforming loans. The second nonperforming asset type is money borrowed which is not invested in loans. We typically carry a small cash balance, so this has not been a factor in our existence except in the fourth quarter of 2011. While this cash was funded with equity, had it been funded with debt we would have lost the potential earning power of this cash balance. For a period of seven days including December 31, 2012, we borrowed money on our affiliate line of credit which boosted our cash on our balance sheet to $646. This temporary carrying of cash did not significantly increase our interest cost, nor decrease our interest spread. To mitigate the negative spread on unused borrowed funds (idle cash), we will try to maximize future line of credit borrowings just before our Notes are first offered. Ideally, we would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This will help reduce any negative spread on idle cash.

We calculate interest spread by taking the difference between interest income and expense, and dividing it by our weighted average outstanding loan balance. As we increase our operations, we anticipate that this spread initially will be higher, while our competitors remain on the construction lending sidelines, and then decrease as competition for these loan assets increases.

Loan Losses

The second major factor in determining our profitability is loan losses. During our existence to date, we have not held nonperforming loans and have incurred no loan losses, but this is unlikely to continue. We anticipate lending to the residential construction industry, which is in a weak position today. Losses on loans occur with nonperforming loans (i.e. when customers are unable to repay their interest and/or principal). Normally, the loss in this situation is the difference between the collateral value and the loan value, less any costs of disposal. Homes recently constructed during the past several years have created significant losses because many homes are worth less than the appraised value at the time the loan was created. Losses also occur in loans when homes are partly built at the point of default, or never built. Generally, a declining real estate market will be the primary driver for loan losses. We believe that while current values may fall in some real estate markets, in general, values are low and represent a lower risk than at other times over the last six years.

SG&A Expenses

SG&A expenses for us are almost all of the expenses that are not interest and loan losses. Through 2011, our SG&A expenses had been very low, since our business required very little oversight to operate in the past. In 2012, we experienced increases in SG&A as we started our lending operations, including, among others, payroll. We anticipate these expenses increasing as our loan balance increases.

Our SG&A expenses have increased significantly because of our public company status. We must comply with federal securities laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act. Compliance with the requirements of being a public company will continue to increase our general and administrative expenses to pay our employees, legal counsel, accountants, and other advisors to assist us in, among other things, external reporting, instituting and maintaining effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws.

Critical Accounting Estimates

To assist in evaluating our consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations.

Loan Losses

Nature of estimates required

Loan losses, as applicable, are accounted for both on the consolidated balance sheets and the consolidated statements of operations. On the consolidated statements of operations, management estimates the amount of losses to capture during the current year; this current period amount incurred is referred to as the loan loss provision. The calculation of our allowance for loan losses, which appears on our consolidated balance sheets, requires us to compile relevant data for use in a systematic approach to assess and estimate the amount of probable losses inherent in our commercial lending operations and to reflect that estimated risk in our allowance calculations. The risk of losses occurs when customers cannot pay their principal and interest due. In the past, we have estimated that risk to be minimal, and therefore we have not proceeded to compare the value of the collateral versus the amount loaned. For current and future loans, we use the policy summarized as follows:

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

For loans that are individually evaluated for impairment, appraisals have been prepared within the last 13 months.  There are also broker’s opinions of value (“BOV”) prepared, if the appraisal is more than six months old.  The lower of any BOV prepared in the last six months, or appraisal done in the last 13 months, is used, unless we determine a BOV to be invalid based on the comparable sales used.  If we determine a BOV to be invalid, we will use the appraised value.  Appraised values are adjusted down for estimated costs associated with asset disposal.

Appraisers are state certified, and are selected by first attempting to utilize the appraiser who completed the original appraisal report. If that appraiser is unavailable or not affordable, we use another appraiser who appraises routinely in that geographic area. BOVs are created by real estate agents. We try to first select an agent we have worked with, and then, if that fails, we select another agent who works in that geographic area.

Fair Value

Nature of estimates required

Currently, fair value has the potential to impact the calculation of the loan loss provision most heavily. Specifically relevant to the loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. At December 31, 2012 and 2011, no allowance for loan loss was necessary as our outstanding loans were performing and the collateral value (fair value) was more than sufficient to recover the value of the outstanding loans. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the myriad of assumptions that could be used, determining the collateral’s fair value requires significant judgment.

Sensitivity analysis

Change in Fair Value Assumption	December 31, 2012 Loan Loss Provision Higher/(Lower)
Increasing fair value of the total collateral by 31%*	$-
Decreasing fair value of the total collateral by 31%**	$86

* Increases in the fair value of the collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a gross amount of the loans outstanding of $4,312 and the fair value of the total collateral on all outstanding loans was reduced by 31%, a loan loss provision of $86 would be required.

Other Loss Contingencies

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as courts, arbitrators, juries, or regulators.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to credit quality information, discontinued operations, fair value measurements, offsetting assets and liabilities, related party transactions and revenue recognition require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Notes 1 and 2 to our consolidated financial statements, as they discuss accounting policies that we have selected from acceptable alternatives.

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2012 and 2011 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

Accounting principles generally accepted in the United States of America (U.S. GAAP) require that the Company report financial and descriptive information about reportable segments and how these segments were determined. Our management determines the allocation and performance of resources based on operating income, net income and operating cash flows. Segments are identified and aggregated based on the products sold or services provided and the market(s) they serve. Based on these factors, management has determined that the Company’s ongoing operations are in one segment, commercial lending.

Additionally, our consolidated financial statements reflect the information regarding the direct finance, commercial real estate lease asset disposal group as discontinued operations. Unless otherwise indicated, the consolidated balance sheets, statements of operations and cash flows associated with the disposal group have been presented in the consolidated financial statements separately from continuing operations.

Our operations for most of 2011 are classified as discontinued operations. Our operations from the fourth quarter of 2011 and all of 2012 are classified as continuing operations. Our results of operations for the year ended December 31, 2012 are not indicative of those expected in the future periods as we expect that our SG&A expenses, interest income, and interest expense will each increase in future periods as a result of anticipated future sales in our Notes offering and increased lending activity.

The following is a summary of our income statement for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
(in thousands of dollars)	2012	2011

Interest Income
Interest and fee income on loans	$581	$5
Interest expense	115	–
Net interest income	466	5
Less: Loan loss provision	–	–
Net interest income	466	5
Non-Interest Expense
Selling, general and administrative	344	5
Total non-interest expense	344	–
Income from continuing operations	122	–
Income from discontinued operations, net	–	309
Net income	$122	$309

Interest Spread

The following table displays a comparison of our interest income and our interest spread for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
(in thousands of dollars)	2012		2011
Interest Income		*		*
Interest income on loans	$365	7%	$3	9%
Fee income on loans	216	4%	1	4%
Interest and fee income on loans	581	11%	4	13%
Interest expense	115	2%	–
Net interest income (spread)	466	9%	4	13%

Weighted average outstanding loan balance	$5,174		$30

*annualized number as percentage of weighted average outstanding loan balance

Additional detail regarding the information in the table above is as follows:

•	Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans originated in December of 2011 have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin.

•	Fee income. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. The fee income recognized was $216 and $0 for the years ended December 31, 2012 and 2011, respectively. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount.

•	Amount of nonperforming assets. During the fourth quarter of 2011, we carried cash (approximately $1,800) for the bulk of the quarter, which returned very little interest to us. For a period of seven days including December 31, 2012, we borrowed money on our affiliate line of credit which boosted our cash on our balance sheet to $646. This temporary carrying of cash did not significantly increase our interest cost, nor decrease our interest spread. We had $0 of nonperforming loan assets at both December 31, 2012 and 2011.

We derive interest income and pay interest expense related to the loans originated and demand loans obtained from our members, respectively. We calculate interest spread by taking the difference between interest income (including fee income) and expense and dividing it by our weighted average outstanding loan balance. We anticipate interest spread for 2013 to continue at roughly the same percentage (9%).

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan losses, however, this is unlikely to continue. We anticipate a loan loss provision in the future.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
(in thousands of dollars)	2012	2011

Selling, general and administrative expenses
Legal and accounting	$179	$–
Salaries and related expenses	60	–
Board related expenses	60	–
Other	45	5
Total SG&A	$344	$5

During the year ended December 31, 2011, SG&A expenses incurred reclassified to discontinued operations totaled $69. Increases in our SG&A expenses during the year ended December 31, 2012 are largely attributable to changing our business model and becoming subject to public company reporting requirements. In the future, we anticipate that these expenses will continue to increase due to increases in our operational costs, including anticipated additions of personnel related to lending, underwriting, salaries and benefits, and other administrative costs.

Income from Discontinued Operations, Net

For the years ended December 31, 2012 and 2011, our income from discontinued operations consisted of the following:

	For the years ended December 31,
(in thousands of dollars)	2012	2011
Interest income on direct financing leases	$–	$638
Selling, general and administrative expenses	–	69
Interest expense	–	260
Income from discontinued operations	$–	$309

All of the operations and assets and liabilities associated with the direct financing, commercial real estate leases were sold for a sales price that approximated net carrying value at the time of sale; therefore, there was no gain or loss on the disposal of the discontinued operations in 2011. The commercial real estate leases we originated in 2007 had no fee income but earned an interest rate spread of 3%. As stated above, our operations from the fourth quarter of 2011 and all of 2012 are classified as continuing operations, therefore, we do not anticipate that we will have any income from discontinued operations in the future.

Consolidated Financial Position

Cash and Cash Equivalents

We typically carry a small cash balance. During almost the entire third quarter of 2011, however, we carried $1,830 in cash as our only asset as we shifted to our current business plan. On December 30, 2011, we invested most of that cash in loans, and ended 2011 with $50 in cash. For a period of seven consecutive days including December 31, 2012, we borrowed money on our affiliate line of credit which boosted our cash on our balance sheet to $646. This temporary carrying of cash did not significantly increase our interest cost, nor decrease our interest spread.

Deferred Financing Costs, Net

On October 4, 2012 our notes offering was declared effective by the SEC. We are currently effective in 37 states and the District of Columbia. The expenses for the offering are deferred when paid and expensed over the life of the debt associated with the offering using the effective interest method. The total amount of financing cost expected to be expensed over the life of the offering is approximately $900, of which $598 has been incurred through December 31, 2012. For the years ended December 31, 2012 and 2011 the deferred financing costs recognized as interest expense was $2 and $0 respectively.

The following is a roll forward of deferred financing costs for the years ended December 31, 2012 and 2011:

	2012	2011

Deferred financing costs, beginning balance	$–	$–
Additions	598	–

Deferred financing costs, ending balance	$598	$–

Less accumulated amortization	(2)	–

Deferred financing costs, net	$596	$–

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2012 and 2011:

	2012	2011

Accumulated amortization, beginning balance	$–	$–
Additions	2	–

Accumulated amortization, ending balance	$2	$–

 Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $3,604 and $4,580 as of December 31, 2012 and 2011, respectively. These loans were all to third party borrowers that are affiliated with each other, and are cross-collateralized. During the year ended December 31, 2012, the aggregate loan balance on these loans decreased due to lot payoffs, partially offset by draws for development and the reduction in unearned loan fee. No allowance has been deemed necessary for these loans. We expect that we will increase our loans receivable as we raise funds from the issuance of Notes.

These loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method. The aggregate unearned loan fee was $708 and $924 as of December 31, 2012 and 2011, respectively. While the remaining balance of the unearned loan fee related to our existing loans will decline to $0 over the life of those loans, we expect total unearned loan fees to increase in the future along with our commercial lending program.

The table below depicts the roll forward of commercial loans for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
(in thousands of dollars)	2012	2011

Beginning balance	$4,580	$–
Additions	355	4,580
Repayments (from payoffs/sales)	(1,547)	–
Earned loan fee	216	–
Ending balance	$3,604	$4,580

Below is an aging schedule of gross loans receivable as of December 31, 2012, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Below is an aging schedule of gross loans receivable as of December 31, 2012, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Below is an aging schedule of gross loans receivable as of December 31, 2011, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	3	$5,504	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$5,504	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$5,504	100%

Below is an aging schedule of gross loans receivable as of December 31, 2011, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	3	$5,504	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$5,504	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$5,504	100%

Customer Interest Escrow

The loans we extended in December 2011 called for a funded Interest Escrow account, with funds borrowed against the properties as part of the loan balance. The initial funding on that Interest Escrow was $450. The balance as of December 31, 2012 and 2011 was $329 and $450, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the $1,500 note payable to the borrower. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan. During the year ended December 31, 2012, the Interest Escrow was reduced by $341 for interest due on loans, and $18 to reduce the balance on the $400 subordinated mortgage. During the year ended December 31, 2012, the Interest Escrow was increased by $69 for interest on the note payable, unsecured and $169 from lot payoffs.

Note Payable Unsecured

At the same time that we extended the new loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at both December 31, 2012 and 2011. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. After our public offering of Notes was declared effective by the SEC and certain states on October 4, 2012, we did not advertise, and we received $2 in investments in the Notes. We expect our Note payable unsecured balance to increase as we raise funds in our Notes offering after we begin to advertise, which we anticipate will occur in the first quarter of 2013.

Note Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined balance as of December 31, 2012 and 2011 of $1,108 and $878, respectively. Had we not increased our cash position just before the end of 2012, we would have had only $512 in affiliate debt on December 31, 2012. This reduction would have been from loan paydowns, partially offset by increases in deferred financing costs. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all.

Liquidity and Capital Resources

We have a limited operating history with our current business model, and our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly impact losses related to certain transactions and access to and cost of adequate financing.

Our anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, substantially all of whom are currently members and affiliates.  While our public Notes offering is currently effective with the SEC, which allows us to borrow money in many of the states, we have not advertised yet and have only received an immaterial amount of notes proceeds. We anticipate beginning to advertise in the first quarter of 2013. Therefore, our ability to fund our operations remains dependent upon the sole borrower’s ability to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income from continuing operations of $122 and $0 for the years ended December 31, 2012 and 2011, respectively. Cash provided by (used in) continuing operations during these years was approximately $596 and ($2,735), respectively. At December 31, 2012 and 2011, respectively, we had cash on hand of $646 and $50, and our outstanding debt totaled $2,610 and $2,378, which was unsecured or payable to related parties. As of December 31, 2012 and 2011, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $588 and $296, respectively. While we generated profits from continuing operations as listed above, the cash flows provided by (used in) continuing operations for 2012 were ($174) from operations, $1,184 from investing, and ($414) from financing, for a total of $596. We had significant loan paydowns and proceeds from related party notes which increased our cash, and changes in deferred loan fees and customer interest escrow, as well as significant payments for debt issuance costs which decreased our cash. In 2011 our cash flows provided by (used in) continuing operations were $422 from operations, ($4,579) from investing, and $1,422 from financing, for a total of ($2,735). We had a major investment in new loans and distributions to owners, which were partially offset by increases in deferred loan fees, proceeds from unsecured notes, proceeds from related party notes, and customer interest escrow. We generated $0 and $2,773 of cash from discontinued operations in 2012 and 2011 respectively.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and interest by our sole homebuilder customer and the public offering of notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability to reduce future cash outlays by withdrawing our public company status, which would reduce our audit and legal expenses. We also believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members and the SF Loan. The loan balance from our members on December 31, 2012 and 2011 was $1,108 and $878, respectively. The loan balance on the SF Loan was $1,500 on both December 31, 2012 and 2011. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We intend to generate liquidity from:

•	borrowings in the form of the demand loans from our members;

•	proceeds from the Notes;

•	repayments of loan receivables;

•	interest and fee income;

•	borrowings from lines of credit with banks (not in place yet);

•	sale of property obtained through foreclosure; and

•	other sources as we determine in the future.

We intend to use liquidity to:

•	make payments on other borrowings, including loans from affiliates;

•	pay Notes on their scheduled due date and Notes that we are required to redeem early;

•	make interest payments on the Notes; and

•	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

o	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

o	to make distributions to equity owners;

o	for working capital and other corporate purposes;

o	to purchase defaulted secured debt from financial institutions at a discount;

o	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

o	to purchase real estate, in which we will operate our business; and

o	to redeem Notes which we have decided to redeem prior to maturity.

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

Monthly Median New Home Sales Prices in the U.S.
(in thousands $)
Median Sales Price
300
250
200
150
100
50
0
Jan-00
Jul-00
Jan-01
Jul-01
Jan-02
Jul-02
Jan-03
Jul-03
Jan-04
Jul-04
Jan-05
Jul-05
Jan-06
Jul-06
Jan-07
Jul-07
Jan-08
Jul-08
Jan-09
Jul-09
Jan-10
Jul-10
Jan-11
Jul-11
Jan-12
Jul-12
Month and Year

Source: U.S. Census Bureau

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 2% above average CD rates when CD’s are paying 0.5%, when CD’s are paying 3%, we may have to have a larger than 2% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing average CD rates.

Certificates of Deposit Index
Month	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Jan	3.363%	1.688%	1.132%	1.693%	3.674%	5.217%	5.145%	2.730%	0.488%	0.319%	0.313%	0.268%
Feb	3.077%	1.643%	1.113%	1.836%	3.837%	5.266%	4.958%	2.572%	0.407%	0.327%	0.315%
Mar	2.828%	1.586%	1.098%	1.996%	3.996%	5.301%	4.748%	2.428%	0.337%	0.331%	0.316%
Apr	2.607%	1.533%	1.085%	2.163%	4.158%	5.324%	4.543%	2.265%	0.288%	0.325%	0.321%
May	2.423%	1.483%	1.083%	2.332%	4.318%	5.338%	4.323%	2.091%	0.278%	0.305%	0.328%
Jun	2.263%	1.419%	1.118%	2.492%	4.483%	5.336%	4.108%	1.893%	0.288%	0.280%	0.336%
Jul	2.107%	1.358%	1.162%	2.658%	4.640%	5.324%	3.898%	1.690%	0.293%	0.266%	0.341%
Aug	1.961%	1.303%	1.212%	2.833%	4.774%	5.333%	3.673%	1.483%	0.295%	0.263%	0.338%
Sep	1.868%	1.247%	1.277%	3.000%	4.897%	5.343%	3.517%	1.204%	0.298%	0.268%	0.331%
Oct	1.820%	1.194%	1.355%	3.174%	4.997%	5.323%	3.453%	0.864%	0.300%	0.276%	0.319%
Nov	1.767%	1.171%	1.451%	3.345%	5.081%	5.293%	3.236%	0.685%	0.305%	0.288%	0.304%
Dec	1.726%	1.151%	1.563%	3.512%	5.153%	5.268%	2.965%	0.556%	0.312%	0.304%	0.283%
Copyright 2013 MoneyCafe.com

 Source: Derivation of Rates Reported by Federal Reserve Board

Housing prices are also generally correlated with housing starts, so that increases in housing starts usually coincide with increases in housing values, and the reverse is generally true. Below is a graph showing single family housing starts from 2000 through 2012.

Source: U.S. Census Bureau

To date, changes in housing starts, CD rates, and inflation have not had a material impact on our business.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a description of new or recent accounting pronouncements.

Subsequent Events

See Note 11 to our consolidated financial statements for subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting companies.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Pursuant to our operating agreement, which was adopted on March 29, 2012, Messrs. Wallach, Myrick and Summers were appointed to initial terms of one year, two years and three years, respectively. Following the expiration of these initial terms, our Managers will be elected to three-year staggered terms.

Daniel M. Wallach, age 45, is our Chief Executive Officer and a Manager. He has been our Chief Executive Officer since our Company was founded and, prior to the addition of the two independent Managers in March 2012, he was our sole Manager. Mr. Wallach has over 20 years of experience in finance and real estate. Most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 Financial L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Bill Myrick, age 50, is one of the independent Managers, to which he was elected in March 2012. He has been involved in lumber and building materials for nearly 30 years. In July 2012, Mr. Myrick became the Chief Executive Officer of American Builders Supply, a building material supplier to homebuilders, where he is responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, Chief Executive Officer, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 67, is one of the independent Managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in July 2011, but continues to be associated with United Bank, a regional bank. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Code of Ethics

Our Board of Managers adopted a Code of Ethics and Business Conduct on August 9, 2012 (the “Code of Ethics”), which contains general guidelines applicable to our employees, executive officers and the members of our Board of Managers with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is posted on our website at www.shepherdsfinance.com.

Audit Committee

Our Board of Managers has established a separately-designated Audit Committee, whose charter was adopted on August 9, 2012. The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our Audit Committee consists of Messrs. Myrick and Summers, the two independent Managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our Board of Managers believes that each member of the Audit Committee has sufficient knowledge and relevant background experience to serve on the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Currently, our only executive officer is our Chief Executive Officer, Daniel M. Wallach. We currently do not compensate our executive officer for services rendered to us, but we may elect in the future to compensate our executive officer and future executive officers. This discussion describes our anticipated compensation philosophy and policies with respect to Mr. Wallach and any executive officers we hire in the near term.

Objectives of Executive Officer Compensation Program

The objectives of our executive compensation program will be to attract, retain and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position. Specifically, our executive compensation program will be designed to accomplish the following goals and objectives:

•	maintain a compensation program that is equitable in our marketplace;

•	provide opportunities that integrate pay with the short-term and long-term performance goals;

•	encourage and reward achievement of strategic objectives, while properly balancing a controlled risk-taking behavior; and

•	maintain an appropriate balance between base salary and short-term and long-term incentive opportunity.

Determining Executive Officer Compensation

The compensation committee of our Board of Managers shall be responsible for determining all aspects of our executive compensation program. We expect the determination and assessment of executive compensation will be primarily driven by the following three factors: (1) market data based on the compensation levels, programs and practices of other comparable companies for comparable positions, (2) our financial performance, and (3) executive officer performance. We believe these three factors provide a reasonably measurable assessment of executive performance in light of building value and creating a healthy financial position for us. We will rely upon the judgment of the members of the compensation committee and not on rigid formulas or short-term changes in business performance in determining the amount and mix of compensation elements and whether each element provides the appropriate incentive and reward for performance that sustains and enhances our long-term growth.

Executive Officer Compensation Components

Base Salary

We expect to provide each of our executive officers with a base salary to compensate such officer for services rendered throughout the year. Salaries will be established annually based on the individual’s position, experience, performance, past and potential contribution to us, and level of responsibility, as well as our overall financial performance. No specific weighting will be applied to any one factor considered, and we expect that the independent Managers will use their judgment and expertise in determining appropriate salaries within the parameters of the compensation philosophy.

Membership Interests

As the beneficial owner of all of our outstanding membership interests, Mr. Wallach’s interests are closely aligned with our success. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–
Kenneth R. Summers	30,500	–	–	–	–	–	30,500
William Myrick	28,500	–	–	–	–	–	28,500
Total	$59,000						$59,000

We pay each of the independent Managers a retainer of $30,000 per year. Our independent Managers also receive fees of $2,000 for the first day and $1,200 for any additional days for meetings of the Board of Managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The independent Managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a Manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our outstanding membership interests as of December 31, 2012.

Title of Class	Name and Address(1) of Owner	Number of Units(2)	Percent of Class
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	648	24.6%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	1,981	75.4%
		2,629	100%

(1)	The address of each owner listed is 3508 Washington Road, McMurray, Pennsylvania 15317.

(2)	The units listed above are owned directly by the owners listed above. All of our outstanding membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Affiliates

As previously described, on December 30, 2011, we obtained two demand loans from our members to finance our operations. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to the Notes. Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), is the beneficial owner of all of our outstanding membership interests.

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach Loan”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Trust Loan”). The total outstanding balance on these loans as of December 31, 2012 and 2011 was $1,108,091 and $878,091, respectively. Each of the demand loans is evidenced by a promissory note, is payable upon demand of the lender and bears an interest rate equal to the lender’s cost of funds (defined in the promissory note as the weighted average price paid by the lender on or in connection with all of its borrowed funds). Pursuant to each promissory note, the affiliate has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2012 and 2011, the interest rate was 3.93% and 3.73%, respectively for both the Wallach Loan and the Trust Loan.

These transactions were approved by Mr. Wallach in his capacity as sole Manager prior to the time we had independent Managers. As the demand loans were made at rates equal to the lenders’ cost of funds, Mr. Wallach determined the terms of the demand loans to be as favorable to us as those generally available from unaffiliated third parties. The independent Managers ratified and approved these transactions subsequent to the formation of the Board of Managers. See “Risk Factors - Risks Related to Conflicts of Interest - Our Chief Executive Officer (who is also one of our Managers) will face conflicts of interest as a result of the secured affiliated loans made to us, which could result in actions that are not in the best interests of our Note holders.”

Affiliate Transaction Policy

Our operating agreement provides that any future transaction involving the Company and an affiliate must be approved by a majority vote of independent Managers not otherwise interested in the transaction upon a determination of such independent Managers that the transaction is on terms no less favorable to the Company than could be obtained from an independent third party. An approval pursuant to this policy shall be set forth in the minutes of the Company and shall include a description of the transaction approved. The responsibility for reviewing and approving affiliate transactions has been delegated to the nominating and corporate governance committee of our Board of Managers, which is comprised entirely of independent Managers.

Pursuant to our operating agreement, we must provide the independent Managers with access, at our expense, to our legal counsel or independent legal counsel, as needed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2012 and 2011, Carr, Riggs & Ingram, LLC (“CRI”) served as our independent auditors and provided certain other services. CRI has served as our independent auditors since 2011. The Audit Committee currently anticipates that it will engage CRI as our independent auditors to audit our financial statements for the year ending December 31, 2013, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed in accordance with applicable securities laws.

Our Audit Committee reviewed the audit and non-audit services performed by CRI, as well as the fees charged by CRI for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of CRI. The aggregate agreed upon and billed fees for professional accounting services provided by CRI, including the audits of our annual consolidated financial statements, for the years ended December 31, 2012 and 2011, respectively, are set forth in the table below.

	2012	2011
Audit Fees	$135,190	$–
Audit-Related Fees*	109,928	–
Tax Fees	–	–
All Other Fees	–	–
Total	$245,118	–

* Public offering assistance

Pre-Approval Policies

The Audit Committee charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

CRI was initially engaged to perform the year end 2011 audit and the review of the first quarter of 2012 by Mr. Wallach, then our only Manager, before the Board of Managers was established in March of 2012. At the initial Board meeting in March of 2012, the Board approved and ratified the engagement of CRI. The Board has since pre-approved all engagements of CRI in accordance with the policies set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b)	See (a)3 above.

(c)	See (a)2 above.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Name of Exhibit
3.1		Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
3.2		Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
3.3		Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
4.1	*	Indenture Agreement (including Form of Note) dated October 4, 2012
10.1		Mortgage dated July 21, 2010 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, and Anna Marie Corrado, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.2		Subordinated Promissory Note dated December 29, 2010 between 84 Financial L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.3		Credit Agreement dated December 30, 2011 by and between Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.4		Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.5		Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.6		Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.7		Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.8		Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 Financial L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.9		Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 Financial L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.10		Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.11		Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.12		Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.13		Amended and Restated Subordination of Mortgage dated December 31, 2011 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, Anna Marie Corrado, and Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.14		Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.15	*	First Amendment to Credit Agreement, dated December 26, 2012
21.1	*	Subsidiaries of Shepherd’s Finance, LLC
42

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: March 8, 2013	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Daniel M. Wallach Daniel M. Wallach	Chief Executive Officer and Manager (Principal Executive Officer and Principal Financial Officer)	March 8, 2013

/S/ Bill Myrick Bill Myrick	Manager	March 8, 2013

/S/ Kenneth Summers Kenneth Summers	Manager	March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

March 7, 2013

Enterprise, Alabama

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(in thousands of dollars)	2012	2011

Assets
Cash and cash equivalents	$646	$50
Accrued interest on loans	26	2
Deferred financing costs, net	596	–
Other assets	10	26
Loans receivable, net	3,604	4,580

Total assets	$4,882	$4,658

Liabilities and Members’ Capital
Customer interest escrow	$329	$450
Accounts payable and accrued expenses	41	–
Notes payable unsecured	1,502	1,500
Notes payable related party	1,108	878

Total liabilities	2,980	2,828

Commitments and Contingencies (Note 9)

Members’ capital	1,902	1,830

Total liabilities and members’ capital	$4,882	$4,658

The accompanying notes are an integral part of these consolidated financial statements.

 Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2012 and 2011

(in thousands of dollars)	2012	2011

Interest Income
Interest and fee income on loans	$581	$5
Interest expense	115	–

Net interest income	466	5
Less: Loan loss provision	–	–

Net interest income	466	5

Non-Interest Expense
Selling, general and administrative	344	5

Income from continuing operations	122	–
Income from discontinued operations, net	–	309
Net income	$122	$309

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Shepherd’s Finance, LLC

Consolidated Statements of Changes In Members’ Capital

For the years ended December 31, 2012 and 2011

(in thousands of dollars)	2012	2011

Members’ capital, beginning balance	$1,830	$2,476
Net income	122	309
Distributions to members	(50)	(955)

Members’ capital, ending balance	$1,902	$1,830

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011

(in thousands of dollars)	2012	2011

Cash flows from operations

Net income	$122	$309
(Income) from discontinued operations	–	(309)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred loan fees	(216)	–
Net change in operating assets and liabilities
Other operating assets	24	(26)
Accrued interest receivable	(24)	(2)
Customer interest escrow	(121)	450
Accounts payable and accrued expenses	41	–

Net cash provided by (used in) operating activities – continuing operations	(174)	422
Net cash provided by (used in) operating activities – discontinued operations	–	57

Net cash provided by (used in) operating activities	(174)	479

Cash flows from investing activities
Loan originations and principal collections, net	1,192	(4,579)
Other investing activity	(8)	–

Net cash provided by (used in) investing activities – continuing operations	1,184	(4,579)
Net cash provided by (used in) investing activities – discontinued operations	–	4,497

Net cash provided by (used in) investing activities	1,184	(82)

Cash flows from financing activities
Distributions to members	(50)	(955)
Proceeds from related party notes	230	877
Proceeds from unsecured notes	2	1,500
Payments of deferred financing costs	(596)	–

Net cash provided by (used in) financing activities – continuing operations	(414)	1,422
Net cash provided by (used in) financing activities – discontinued operations	–	(1,781)

Net cash provided by (used in) financing activities	(414)	(359)

Net increase (decrease) in cash and cash equivalents	596	38

Cash and cash equivalents
Beginning of period	50	12

End of period	$646	$50

Supplemental disclosure of cash flow information
Cash paid for interest	$36	$512

  The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business and Basis of Presentation

Description of Business

Structure and Control Environment

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we” or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. In conjunction with the change in strategic direction discussed more fully below, the Company changed its name from 84 RE Partners, LLC (“84 RE Partners”) on December 2, 2011 and converted to a Delaware limited liability company on March 29, 2012. We are the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operated pursuant to an operating agreement by and among Daniel M. Wallach and the members of the Company from its inception through March 29, 2012, at which time it adopted an amended and restated operating agreement. Under the amended and restated operating agreement, we have three Managers, Daniel M. Wallach (who is also our CEO), and our independent Managers - Kenneth Summers and Bill Myrick.

The Managers, through the CEO when appropriate, have direct and exclusive control over the management of the Company’s operations. With respect to new loans, the CEO locates potential customers, conducts due diligence, and negotiates and completes the transactions in which the loans are originated. Loans are either approved by the loan committee of the Board of Managers, or fit within guidelines created by that committee. The independent Managers comprise the audit committee and approve affiliate transactions. The Managers also deal with governance issues. The Managers, through the CEO when appropriate, perform, or arrange for the performance of, the management, advisory and administrative services required for Company operations. Such services include, without limitation, the administration of investor accounts, investor relations, accounting, and the preparation, review and dissemination of tax and other financial information. They also engage and manage the contractual relations with depositories, accountants, attorneys, insurers, banks and others, as required.

Historical Operations

During 2007 and continuing through portions of 2011, the Company was the lessor in three commercial real estate leases (which were accounted for as direct financing leases) with an affiliate, 84 Lumber Company (“84 Lumber”). During the majority of time of the business relationship between 84 RE Partners and 84 Lumber, Daniel M. Wallach was employed by 84 Lumber, while also operating as the Manager of 84 RE Partners. The leased properties were sold to 84 Lumber Company in May and September of 2011, and the leases were thereby terminated. See Note 8. This business model generated consistent profits, positive cash flows and returns to the members for the duration of these financings.

Change in Strategy

In late 2011, management elected to transform our business model. The Company lends money to residential homebuilders to develop undeveloped land into residential building lots known as acquisition and development loans. The Company intends to focus most of our future efforts on commercial lending to residential homebuilders, to finance construction of single family homes. The single family residential construction loans will be extended to residential homebuilders and, as such, are commercial loans.

We anticipate expanding our lending capacity and funding our business operations by continued extension of notes to the general public, which notes are unsecured subordinated debt. Eventually, the Company intends to repay the debt from affiliates with secured debt from a bank or through other liquidity.

December 2011 Transactions

On December 30, 2011, the Company originated two new loans and purchased a performing loan to finance construction of single family residential properties.

On that same date and to finance the extension of the commercial loans noted above, we executed three new credit facilities. Two of the new credit facilities are secured lines of credit from affiliates; the third is subordinated debt from a borrowing customer of the Company.

Liquidity and Capital Resources

The Company has a limited operating history with our current business model, and our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly impact losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, substantially all of whom are currently members and affiliates.  While our public Notes offering is currently effective with the SEC, which allows us to borrow money in many of the states, we have not advertised yet and have only received an immaterial amount of notes proceeds. We anticipate beginning to advertise in the first quarter of 2013. Therefore, the Company’s ability to fund its operations remains dependent upon the sole borrower’s ability to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income from continuing operations of $122 and $0 for the years ended December 31, 2012 and 2011, respectively. Cash provided by (used in) continuing operations during these years was approximately $596 and ($2,735), respectively. At December 31, 2012 and 2011, respectively, we had cash on hand of $646 and $50, and our outstanding debt totaled $2,610 and $2,378, which was unsecured or payable to related parties. As of December 31, 2012 and 2011, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $588 and $296, respectively. While we generated profits from continuing operations as listed above, the cash flows provided by (used in) continuing operations for 2012 were ($174) from operations, $1,184 from investing, and ($414) from financing, for a total of $596. We had significant loan paydowns and proceeds from related party notes which increased our cash, and changes in deferred loan fees and customer interest escrow, as well as significant payments for debt issuance costs which decreased our cash. In 2011 our cash flows provided by (used in) continuing operations were $422 from operations, ($4,579) from investing, and $1,422 from financing, for a total of ($2,735). We had a major investment in new loans and distributions to owners, which were partially offset by increases in deferred loan fees, proceeds from unsecured notes, proceeds from related party notes, and customer interest escrow. We generated $0 and $2,773 of cash from discontinued operations in 2012 and 2011 respectively.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and interest by our sole homebuilder customer and the public offering of notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability to reduce future cash outlays by withdrawing our public company status, which would reduce our audit and legal expenses. We also believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Basis of Presentation

Principles of Consolidation These consolidated financial statements include the consolidated accounts of each of the Company’s subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods. All intercompany balances and transactions have been eliminated. Our consolidated results for the year ended December 31, 2012 are not necessarily indicative of what our results will be for future years.

Classification The consolidated balance sheets of the Company are presented as unclassified to conform to industry practice for lending entities.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that market conditions could deteriorate, which could materially affect our consolidated financial position, results of operations and cash flows. Among other effects, such changes could result in the need to establish an allowance for loan losses.

Operating Segments ASC Topic 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on operating income, net income and operating cash flows.  Segments are identified and aggregated based on products sold or services provided and the market(s) they served.  Based on these factors, we have determined that the Company’s ongoing operations are in one segment, commercial lending.

Discontinued Operations Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. The direct financing lease asset disposal group was deemed to represent a component of the Company. During 2011, we sold these properties and, as a result, they are classified in the consolidated financial statements and accompanying footnotes as discontinued operations.

The historical presentation of the accounts included in the consolidated balance sheets, statements of operations and cash flows and accompanying footnotes which related to the disposal group has been reclassified to reflect discontinued operations treatment.

2. Summary of Significant Accounting Policies

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $4 and $0 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value Measurements

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See Note 3.

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

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we analyze for impairment all loans which are more than 60 days past due at the end of a quarter.  For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we analyze all loans for impairment.  The analysis on loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan.  If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss.  As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

For loans that are individually evaluated for impairment, appraisals have been prepared within the last 13 months.  There are also broker’s opinions of value (“BOV”) prepared, if the appraisal is more than six months old.  The lower of any BOV prepared in the last six months, or appraisal done in the last 13 months, is used, unless we determine a BOV to be invalid based on the comparable sales used.  If we determine a BOV to be invalid, we will use the appraised value.  Appraised values are adjusted down for estimated costs associated with asset disposal.

Deferred Financing Costs, Net

We defer certain costs associated with financing activities related to the issuance of debt securities (Deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt.

The following is a roll forward of deferred financing costs for the years ended December 31, 2012 and 2011:

	2012	2011
Deferred financing costs, beginning balance	$–	$–
Additions	598	–
Deferred financing costs, ending balance	$598	$–
Less accumulated amortization	(2)	–
Deferred financing costs, net	$596	$–

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2012 and 2011:

	2012	2011
Accumulated amortization, beginning balance	$–	$–
Additions	2	–
Accumulated amortization, ending balance	$2	$–

Amortization recorded as interest expense totaled $2 and $0 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2009.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There were no significant interest or penalties assessed or paid in the years ended December 31, 2012 and 2011.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, the decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, significant decreases in home values, unfavorable changes in interest rates, and competition from other lenders. At December 31, 2012, our loans were concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. The loans created in 2011 and existing at December 31, 2012 are all to one borrower, and the collateral is in one real estate market.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendment was effective for annual and interim reporting periods which began after December 15, 2011. The adoption of this guidance had no significant effect on the amounts presented in the Company’s consolidated financial statements or notes to the consolidated financial statements, as the Company currently has no assets measured at fair value on a recurring or nonrecurring basis. See Note 3.

Subsequent Events

Management of the Company has evaluated subsequent events through March 8, 2013, the date these consolidated financial statements were issued. See Note 11.

3. Fair Value

At December 31, 2012 and 2011, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at December 31, 2012 and 2011. The estimated fair values for other loans are estimated by discounting the future cash flow using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at December 31, 2012 and 2011. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The number for commitments to extend credit is blank in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both December 31, 2012 and 2011.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities are payable on demand, the fair value of the borrowings is determined to approximate carrying value at December 31, 2012 and 2011.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

December 31, 2012

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$646	$646	$646	$–	$–
Loans	3,604	3,604	–	–	3,604
Financial Liabilities
Customer interest escrow	329	329	–	–	329
Notes payable unsecured	1,502	1,502	–	–	1,502
Notes payable related party	1,108	1,108	–	–	1,108
Commitments to extend credit	–	–	–	–	–

December 31, 2011

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$50	$50	$50	$–	$–
Loans	4,580	4,580	–	–	4,580
Financial Liabilities
Customer interest escrow	450	450	–	–	450
Notes payable unsecured	1,500	1,500	–	–	1,500
Notes payable related party	878	878	–	–	878
Commitments to extend credit	–	–	–	–	–

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2012 and 2011:

	2012	2011

Commercial loans, net	$3,604	$4,580
Less: Allowance for loan losses	–	–

	$3,604	$4,580

Roll forward of commercial loans for the years ended December 31, 2012 and 2011:

	2012	2011

Beginning balance	$4,580	$–
Additions	355	4,580
Repayments (from payoffs/sales)	(1,547)	–
Earned loan fee	216	–

Ending balance	$3,604	$4,580

Commercial Loans

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same party, 84 FINANCIAL, L.P., an affiliate of 84 Lumber Company. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently reliant on a single developer and homebuilder for our revenues and investment capital. The terms and conditions of these loans are set forth in further detail below:

BMH Loan

The BMH Loan is a revolving demand loan in the original principal amount of up to $4,164, of which $3,568 was funded at closing. We collected a fee of $750 upon closing of the BMH Loan, which was funded from proceeds of the loan. Additionally, $450 of the loan proceeds was allocated to an interest escrow account (the “Interest Escrow”). Interest on the BMH Loan accrues annually at 2% plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds)(“COF”). Pursuant to the Credit Agreement, interest payments on the BMH Loan are funded from the Interest Escrow, with any shortfall funded by BMH. Payments of principal on the BMH Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates BMH to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the BMH Loan. The BMH Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve BMH of its obligation to continue to make payments on the BMH Loan as set forth in the Credit Agreement.

The BMH Loan is secured by a first priority mortgage in residential property consisting of 4 building lots, and an unimproved parcel of land of approximately 34 acres, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan has retained a second mortgage in the amount of $400, with a balance of approximately $351 and $400 as of December 31, 2012 and 2011, respectively.

New IMA Loan

The New IMA Loan is a demand loan in the original principal amount of up to $2,225, of which $250 was funded at closing. We collected a fee of $250 upon closing of the New IMA Loan, which was funded from proceeds of the loan. Interest on the New IMA Loan accrues annually at 2.0% plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds). Pursuant to the Credit Agreement, interest payments on the New IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the New IMA Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the New IMA Loan. The New IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the New IMA Loan as set forth in the Credit Agreement.

The New IMA Loan is secured by a mortgage in residential property consisting of approximately 54 acres of unimproved land, all located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December of 2012. See Note 9.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687, of which $1,687 was outstanding as of both December 31, 2012 and 2011. Interest on the Existing IMA Loan accrues annually at a rate of 7.0%. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrent with the execution of the loans above, we entered into the SF Loan with the Hoskins Group, under which we are the borrower. Management presently has no intention to offset our payments of principal or interest against amounts due to us from the lender; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at December 31, 2012 and 2011. The SF Loan is described in Note 5.

Interest Escrow

To the extent the balance is available in the interest escrow, interest due on the BMH Loan, New IMA Loan, and Existing IMA Loan is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The interest escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

Initial Funding

On December 30, 2011, we purchased the Existing IMA Loan from the original lender with a cash payment of $186 and the assumption of that lender’s obligations under the SF Loan. We also loaned our borrower $2,368 in funded cash for its purchase of the land and lots securing the BMH Loan. Our borrower’s loan balances were increased by the $750 loan fee on the BMH Loan, the $250 loan fee on the New IMA Loan, and the $450 interest escrow, all of which were not funded with cash.

A detail of the financing receivables at December 31, 2012:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand*	COF +2% (7% Floor)
4 Lots and land for phases 3, 4, and 5			$1,095	$2,385
Interest Escrow			450	329
Loan Fee			750	–

Total BMH Loan			2,295	2,714
IMA Loans
New IMA Loan (loan fee)	Demand*	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand*	COF +2% (7% Floor)	80	–
Existing IMA Loan	Demand**	7%	1,687	1,910

Total IMA Loans			2,017	1,910

Unearned loan fee			(708)	–
SF Loan			–	1,500

Total			$3,604	$6,124

A detail of the financing receivables at December 31, 2011:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand*	COF +2% (7% Floor)
16 Lots and land for phases 3, 4, and 5			$2,368	$3,690
Interest Escrow			450	450
Loan Fee			750	–

Total BMH Loan			3,568	4,140
IMA Loans
New IMA Loan (loan fee)	Demand*	COF +2% (7% Floor)	250	–
Existing IMA Loan	Demand**	7%	1,686	1,910

Total IMA Loans			1,936	1,910

Unearned loan fee			(924)	–
SF Loan			–	1,500

Total			$4,580	$7,550

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

Of the $1,000 loan fee from the origination of our demand loans, $76 was used to offset legal expenses related to the creation of the loans. In accordance with ASC 310-20, Nonrefundable Fees and Other Costs, the remaining $924 loan fee is being recognized over the expected life of the loans using the straight-line method. Income of $216 and $0 was recognized during 2012 and 2011, respectively. The effective annual rate on the loans at December 31, 2012 and 2011 was 11.24% and 11.81%, respectively.

The Company has a credit agreement with the customer which includes a maximum exposure on all three loans, which was $5,800 at December 31, 2011, is $4,900 at December 31, 2012, and will reduce to $4,500 in 2013, unless modified by both parties.

Credit Quality Information

The following table presents credit-related information at the “class” level in accordance with ASC 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, the Company considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

The following table summarizes finance receivables by the risk ratings that regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular basis and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By Classification:

	December 31, 2012	December 31, 2011

Pass	$3,604	$4,580
Special mention	–	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$3,604	$4,580

At December 31, 2012 and 2011, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Affiliate Loans

In December of 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.93% and 3.73% as of December 31, 2012 and 2011, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $1,108 and $878 as of December 31, 2012 and 2011, respectively, leaving $392 and $622, respectively, in available credit on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the line of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $986 and $5 for 2012 and 2011, respectively, and the interest expense was $38 and $0 for the same periods, respectively.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500, of which $1,500 was outstanding on both December 31, 2012 and 2011. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the interest escrow. Further, pursuant to that certain Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. Management’s intentions related to offsetting our payments of principal or interest against amounts due to us from the lender are undetermined; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at December 31, 2012 and 2011.

Notes Program

Borrowings through our public offering were $2 and $0 at December 31, 2012 and 2011, respectively. The effective interest rate on the borrowings in 2012 was 4.95%, not including the amortization of deferred financing costs. The maximum offering amount is $700,000 through October 4, 2015. There are limited rights of early redemption. The following table shows the origination of our notes program.

	2012	2011

Notes outstanding, beginning of period	$–	$–
Notes issued	2	–
Note repayments / redemptions	–	–
Notes outstanding, end of period	$2	$–

The following table shows the maturity of outstanding notes as of December 31, 2012.

Year Maturing	Amount Maturing
2013	$–
2014	2
2015	–
2016	–

6. Members’ Capital

The capital structure of the Company was changed with the adoption of the new operating agreement as of March 29, 2012. Under the new capital structure, there is currently one share class (class A common units) with two members. All members have voting rights in proportion to their capital account. There were 2,629 A common units outstanding at December 31, 2012. There are two additional authorized share classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds. The former capital structure of the Company included three unit classes, A units, B units, and a voting member. The former ownership classes had varying rights and privileges, primarily relating to amount and order of distributions, as well as varying allocations of profit and losses, as defined by the former operating agreement. At December 31, 2011, there were 878 A units, 9,198 B units, and 1 voting unit outstanding.

The members’ capital balances by class at December 31, 2012 and 2011 are as follows:

Class	2012	2011
A Common Units	$1,902	$–
A Units	–	451
B Units	–	1,378
Voting Member	–	1
Members’ Capital	$1,902	$1,830

7. Related Party Transactions

The accompanying consolidated financial statements have been prepared from the separate accounts maintained by the Company and may not be indicative of the conditions that would have existed or the results of operations that would have occurred had the Company not entered into certain related party transactions or not participated in certain transactions with its members.

84 Lumber Company

The direct financing, commercial real estate leases created in 2007 and described in Note 8 were with 84 Lumber Company. At the time, 84 Lumber Company employed Daniel M. Wallach as its Chief Financial Officer and was therefore considered a related party. Those leases have been terminated and settled. The Company currently has no affiliation with 84 Lumber Company or its affiliates.

Notes and Accounts Payable to Affiliates

In December of 2011, the Company entered into a loan agreement with two of our affiliates, as more fully described in Note 5 – Affiliate Loans.

In December of 2011, the Company entered into a loan agreement with the Hoskins Group, as more fully described in Note 5 – SF Loan.

8. Discontinued Operations

In accordance with the provisions of ASC Subtopic 205-20, Discontinued Operations, management of the Company determined that its commercial real estate leases described below, which were accounted for as direct finance leases, met the definition of a component of the Company. As this asset group met the definition of a component, management determined that presentation of the leasing operations should be presented as discontinued operations. A more thorough description of those operations is included below.

Description of Commercial Real Estate Leasing Arrangements

In 2007, the Company purchased three tracts of commercial real estate from and leased the same property to Hardy Management Company Inc. (the “lessee”), an affiliate of the 84 Lumber Company.

Each of the three leases included a provision that allowed the Company to require the lessee to purchase the property at any point in time for a purchase price equal to ten times the annual rent in place at that time. Additionally, each lease contained a similar provision allowing the lessee to purchase the property at any point in time for the same amount. These provisions were accounted for similar to residual value guarantees, and, due primarily to these provisions, each of these three leases was accounted for as a direct financing capital lease.

The combined annual payments of the three leases totaled $1,033, which was due for a period of 20 years from the June 2007 origination date. Certain payments were made by the lessee in advance each year and recorded by the Company as Unearned income. Each of the leases called for escalation of the payment amounts after each five year period; however, the Company’s management determined that it was unlikely that any such escalation would occur.

Throughout the course of the leases, the lessee was current (or paid in advance) on its payments; therefore, the financing receivables were considered performing.

During May and September of 2011, the lessee exercised its options and purchased the leased properties from the Company, and the leases were thereby terminated. The sales price of the leased properties totaled $10,327, which was the same as the original purchase price and investment in the commercial real estate leases (direct financing leases); therefore, there was no gain or loss on these sales. As a part of this transaction, the lessee withheld the Unearned income discussed above and paid off or assumed all outstanding debt (Note payable bank) related to the leased properties.

Notes Payable Bank

The Company financed the purchase of the assets in 2007 that were then leased, as described above, via three loans with a financial institution. These loans each had fixed interest rates of 7% for a period of five years, and then variable interest thereafter, and were due in annual installments of principal and interest over a period of 15 years. The Company fulfilled its obligations under the loans and has been released from all future debts and liabilities by the lender. Two of the three loans were assumed by the lessee upon the purchase of the leased property in 2011, and one was re-paid entirely. There were no loan fees charged by the bank other than interest.

For the years 2012 and 2011, the income (loss) from discontinued operations consisted of the following:

	2012	2011
Interest income on direct financing leases	$–	$638
Selling, general and administrative expenses	–	69
Interest expense	–	260
Income from discontinued operations	$–	$309

At December 31, 2012 and 2011, there were no assets or liabilities associated with the discontinued leases and their related borrowings reflected in the accompanying consolidated balance sheets.

9. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit were approximately $588 and $296 at December 31, 2012 and 2011, respectively.

The property securing the New IMA Loan and the Existing IMA Loan, as described in Note 4, is subject to a mortgage in the amount of $1,290, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225, which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The current appraised value of this collateral (this property began being developed in December 2012) is less than $2,225. Thus, in the event of a default, the third party would currently only receive any of the proceeds remaining from the sale of the collateral after we have been paid in full.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2012 and 2011 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2012	2012	2012	2012	2011	2011	2011	2011

Net interest income	$108	$112	$112	$134	$5	$–	$–	$–
SG&A expense	86	78	57	123	5	–	–	–
Income from continuing operations	22	34	55	11	–	–	–	–
Income from discontinued operations	–	–	–	–	–	70	92	147
Net Income	$22	$34	$55	$11	$–	$70	$92	$147

11. Subsequent Events

On March 7, 2013, the Board of Managers, upon recommendation by the Chief Executive Officer, authorized cash distributions to the Company’s members of 68% of net income for the fourth quarter of 2012 totaling $15, which will be distributable to the members ratably based on each member’s respective membership interest.

