Form 10-Q
period 2013-03-31
Shepherd's Finance, LLC
filed 2013-05-13
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number 333-181360

____________________

SHEPHERD’S FINANCE, LLC

(Exact name of registrant as specified on its charter)

____________________

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

1

FORM 10-Q

SHEPHERD’S FINANCE, LLC

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, financial condition, and results of operations.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our 2012 Form 10-K in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
	March 31, 2013	December 31, 2012
(in thousands of dollars)	(Unaudited)

Assets
Cash and cash equivalents	$8	$646
Accrued interest on loans	26	26
Deferred financing costs, net	625	596
Other assets	7	10
Loans receivable, net	3,542	3,604
Total assets	$4,208	$4,882
Liabilities and Members’ Capital
Customer interest escrow	$284	$329
Accounts payable and accrued expenses	54	41
Notes payable unsecured	1,552	1,502
Notes payable related party	479	1,108
Total liabilities	2,369	2,980

Commitments and Contingencies (Note 8)

Members’ capital	1,839	1,902

Total liabilities and members’ capital	$4,208	$4,882

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

	For the Three Months Ended March 31,
(in thousands of dollars)	2013	2012
Interest Income
Interest and fee income on loans	$126	$161
Interest expense	27	27

Net interest income	99	134
Less: Loan loss provision	–	–

Net interest income	99	134

Non-Interest Expense
Selling, general and administrative	140	123

Total non-interest expense	140	123

Net income (loss)	$(41)	$11

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

For the Three Months Ended March 31, 2013

(in thousands of dollars)
Members’ capital, as of December 31, 2012	$1,902
Net income (loss)	(41)
Distributions	(22)

Members’ capital, as of March 31, 2013	$1,839

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	For the Three Months Ended March 31,
(in thousands of dollars)	2013	2012
Cash flows from operations
Net income (loss)	$(41)	$11
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred loan fees	(49)	(66)
Net change in operating assets and liabilities
Other operating assets	2	16
Accrued interest receivable	–	(31)
Amortization of deferred financing costs	4	–
Customer interest escrow	(45)	(39)
Accounts payable and accrued expenses	13	238

Net cash provided by (used in) operating activities	(116)	129

Cash flows from investing activities
Loan originations and principal collections, net	111	(55)
Other investing activity	1	(5)

Net cash provided by (used in) investing activities	112	(60)

Cash flows from financing activities
Distributions to members	(22)	–
Proceeds from (repayments of) related party notes	(629)	250
Proceeds from unsecured Notes	50	–
Payments of deferred financing costs	(33)	(187)

Net cash provided by (used in) financing activities	(634)	63

Net increase (decrease) in cash and cash equivalents	(638)	132

Cash and cash equivalents
Beginning of period	646	50
End of period	$8	$182
Supplemental disclosure of cash flow information
Cash paid for interest	$6	$6

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Information presented throughout these notes to the interim condensed consolidated financial statements (Unaudited) is in thousands of dollars.

1. Description of Business and Basis of Presentation

Description of Business

Description of Business

Shepherd’s Finance, LLC and subsidiaries (the “Company”, “we” or “our”) is a finance company that intends to focus most of our future efforts on commercial lending to residential homebuilders, to finance construction of single family homes. The single family residential construction loans will be extended to residential homebuilders and, as such, are commercial loans. We currently lend on residential lot developments.

We anticipate expanding our lending capacity and funding our business operations by continued extension of unsecured subordinated notes (“Notes”) to the general public, which Notes are unsecured subordinated debt. Eventually, the Company intends to repay the debt from affiliates with secured debt from a bank or through other liquidity.

Basis of Presentation

The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2013. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the condensed consolidated information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the year end 2012 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies of the notes to those 2012 statements.

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

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, substantially all of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. We began to advertise in March of 2013 and have received $52 in Notes proceeds as of March 31, 2013. We anticipate continuing our existing advertising and expanding our advertising efforts and methods in the second quarter of 2013. The Company’s ability to fund its operations remains dependent upon the sole borrower’s ability to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income (loss) from continuing operations of ($41) and $11 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, we had cash on hand of $8 and our outstanding debt totaled $2,031, which was unsecured or payable to related parties. As of March 31, 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $699. Our availability on our line of credit from our members was $1,021.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and interest by our sole homebuilder customer and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability to reduce future cash outlays by withdrawing our public company status, which would reduce our audit and legal expenses. We also believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

2. Summary of Significant Accounting Policies

Segment Reporting

We report all ongoing operations in one segment, commercial lending.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that market conditions could deteriorate, which could materially affect our consolidated financial position, results of operations and cash flows. Among other effects, such changes could result in the need to establish an allowance for loan losses.

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

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we analyze for impairment all loans which are more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we analyze all loans for impairment. The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan. If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Deferred financing costs, beginning balance	$598	$–	$–
Additions	33	598	187

Deferred financing costs, ending balance	$631	$598	$187

Less accumulated amortization	(6)	(2)	–

Deferred financing costs, net	$625	$596	$187

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Accumulated amortization, beginning balance	$2	$–	$–
Additions	4	2	–

Accumulated amortization, ending balance	$6	$2	$–

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

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities which created new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosures are limited to financial instruments and derivatives subject to enforceable master netting arrangements or similar agreements and exclude loans and deposits at the same institution. The amendments affect all entities that have financial instruments and derivatives that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are offset in the balance sheet. The ASU requires entities to disclose, separately for financial assets and liabilities, including derivatives, the gross amounts of recognized financial assets and liabilities; the amounts offset under current U.S. GAAP; the net amounts presented in the balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the reconciling amount. The disclosure requirements are effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. The Company has reviewed this ASU and determined that it does not alter the disclosure requirements of the Company.

3. Fair Value

At March 31, 2013 and December 31, 2012, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at March 31, 2013 and December 31, 2012. The estimated fair values for other loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at March 31, 2013 and December 31, 2012. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both March 31, 2013 and December 31, 2012.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities are payable on demand, the fair value of the borrowings is determined to approximate carrying value at March 31, 2013 and December 31, 2012.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

March 31, 2013

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$8	$8	$8	$–	$–
Loans	3,542	3,542	–	–	3,542
Financial Liabilities
Customer interest escrow	284	284	–	–	284
Notes payable unsecured	1,552	1,552	–	–	1,552
Notes payable related party	479	479	–	–	479
Commitments to extend credit	–	–	–	–	–

December 31, 2012

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$646	$646	$646	$–	$–
Loans	3,604	3,604	–	–	3,604
Financial Liabilities
Customer interest escrow	329	329	–	–	329
Notes payable unsecured	1,502	1,502	–	–	1,502
Notes payable related party	1,108	1,108	–	–	1,108
Commitments to extend credit	–	–	–	–	–

4. Financing Receivables

Financing receivables are comprised of the following:

	March 31, 2013	December 31, 2012

Commercial loans, net	$3,542	$3,604
Less: Allowance for loan losses	–	–

	$3,542	$3,604

Roll forward of commercial loans:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Beginning balance	$3,604	$4,580	$4,580
Additions	278	355	205
Payoffs/Sales	(389)	(1,547)	(150)
Earned loan fee	49	216	66

Ending balance	$3,542	$3,604	$4,701

Commercial Loans

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (as amended, the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same party, 84 FINANCIAL, L.P., an affiliate of 84 Lumber Company. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently reliant on a single developer and homebuilder for our revenues and investment capital. The terms and conditions of these loans are set forth in further detail below:

A detail of the financing receivables at March 31, 2013:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand*	COF +2% (7% Floor)
3 Lots and land for phases 3, 4, and 5			$935	$2,249
Interest Escrow			450	284
Loan Fee			750	–

Total BMH Loan			2,135	2,533
IMA Loans
New IMA Loan (loan fee)	Demand*	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand*	COF +2% (7% Floor)	129	–
Existing IMA Loan	Demand**	7%	1,687	1,910

Total IMA Loans			2,066	1,910

Unearned loan fee			(659)	-
SF Loan			-	1,500

Total			$3,542	$5,943

A detail of the financing receivables at December 31, 2012:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand*	COF +2% (7% Floor)
4 Lots and land for phases 3, 4, and 5			$1,095	$2,385
Interest Escrow			450	329
Loan Fee			750	–

Total BMH Loan			2,295	2,714
IMA Loans
New IMA Loan (loan fee)	Demand*	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand*	COF +2% (7% Floor)	80	–
Existing IMA Loan	Demand**	7%	1,687	1,910

Total IMA Loans			2,017	1,910

Unearned loan fee			(708)	-
SF Loan			-	1,500

Total			$3,604	$6,124

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

Of the $1,000 loan fee from the origination of our demand loans, $76 was used to offset legal expenses related to the creation of the loans. In accordance with ASC 310-20, Nonrefundable Fees and Other Costs, the remaining $924 loan fee is being recognized over the expected life of the loans using the straight-line method. Income of $49 and $66 was recognized during the three months ended March 31, 2013 and 2012, respectively. The effective annual rate on the loans for the quarters ended March 31, 2013 and March 31, 2012 was 11.96% and 11.79%, respectively.

The Company has a credit agreement with the customer which includes a maximum exposure on all three loans, which was $4,900 at March 31, 2013, and December 31, 2012, and will reduce to $4,500 later in 2013, unless modified by both parties. See Note 9 – Subsequent Events.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By Classification:

	March 31, 2013	December 31, 2012

Pass	$3,542	$3,604
Special mention	–	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$3,542	$3,604

At March 31, 2013 and December 31, 2012, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Affiliate Loans

In December of 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.79% and 3.93% as of March 31, 2013 and December 31, 2012, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $479 and $1,108 as of March 31, 2013 and December 31, 2012, respectively, leaving $1,021 and $392, respectively, in available credit on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $464 and $918 for the three months ended March 31, 2013 and 2012, respectively, and the interest expense was $4 and $9 for the same periods, respectively.

Notes Program

Borrowings through our public offering were $52 and $2 at March 31, 2013 and December 31, 2012, respectively. The effective interest rate on the borrowings at March 31, 2013 and December 31, 2012 was 4.91% and 4.95%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the origination of our Notes program:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Notes outstanding, beginning of period	$2	$–	$–
Notes issued	50	2	–
Note repayments / redemptions	–	–	–

Notes outstanding, end of period	$52	$2	$–

The following table shows the maturity of outstanding Notes as of March 31, 2013.

Year Maturing	Amount Maturing
2013	$–
2014	24
2015	–
2016	–
2017	28

Total	$52

6. Members’ Capital

The capital structure of the Company was changed with the adoption of the new operating agreement as of March 29, 2012. Under the new capital structure, there is currently one class of units (class A common units) with two members. All members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at March 31, 2013. There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	March 31, 2013	December 31, 2012
A Common Units	$1,839	$1,902

Members’ Capital	$1,839	$1,902

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

In December of 2011, the Company entered into a loan agreement with the Hoskins Group, as more fully described in Note 5 – SF Loan of our year end 2012 consolidated financial statements.

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were approximately $699 and $588 at March 31, 2013 and December 31, 2012, respectively.

The property securing the New IMA Loan and the Existing IMA Loan, as described in Note 4 of our year end 2012 consolidated financial statements, is subject to a mortgage in the amount of $1,290, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225, which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The appraised predevelopment value of this collateral as of March 31, 2012 (this property began being developed in December 2012, with negligible improvements through March 31, 2013) was less than $2,225. Thus, in the event of a default, the third party would only receive any of the proceeds remaining from the sale of the collateral after we have been paid in full.

9. Subsequent Events

Management of the Company has evaluated subsequent events through May 13, 2013, the date these interim condensed consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $297 subsequent to March 31, 2013. The total debt issued and outstanding pursuant to the Notes offering as of May 13, 2013 is $349.

On April 17, 2013, the credit agreement with the Hoskins group was modified. The modifications include a $250 increase in total credit exposure and an agreement to fund the construction of one home with terms similar to our current financing program, including interest rates and fees. The loan for construction of the home is included in the maximum credit limits within the existing credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

To assist in financing these opportunities, on December 30, 2011, we obtained funding from two demand loans from our members. The total outstanding balance on these loans on March 31, 2013 and December 31, 2012 was $479 and $1,108, respectively. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to our Fixed Rate Subordinated Notes.

Critical Accounting Estimates

To assist in evaluating our interim condensed consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations.

Loan Losses

Nature of estimates required

Loan losses, as applicable, are accounted for both on the interim condensed consolidated balance sheets and the interim condensed consolidated statements of operations. On the interim condensed consolidated statements of operations, management estimates the amount of losses to capture during the current year; this current period amount incurred is referred to as the loan loss provision. The calculation of our allowance for loan losses, which appears on our interim condensed consolidated balance sheets, requires us to compile relevant data for use in a systematic approach to assess and estimate the amount of probable losses inherent in our commercial lending operations and to reflect that estimated risk in our allowance calculations. The risk of losses occurs when customers cannot pay their principal and interest due. In the past, we have estimated that risk to be minimal, and therefore we have not proceeded to compare the value of the collateral versus the amount loaned. For current and future loans, we use the policy summarized as follows:

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

Consolidated Results of Operations

Key financial and operating data for the three months ended March 31, 2013 and 2012 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our condensed consolidated financial statements, including the related notes and the other information contained in this document and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Below is a summary of our income statement for the following periods:

	For the Three Months Ended March 31,
(in thousands of dollars)	2013	2012

Interest Income
Interest and fee income on loans	$126	$161
Interest expense	27	27
Net interest income (loss)	99	134
Less: Loan loss provision	–	–
Net interest income	99	134
Non-Interest Expense
Selling, general and administrative	140	123
Total non-interest expense	140	123
Net income (loss)	$(41)	$11

Interest Spread

• Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans originated in December of 2011 have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The spread is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% spread.

• Fee income. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. The fee income recognized was $49 and $66 for the three month periods ended March 31, 2013 and 2012, respectively. In the future, we anticipate creating loans with fees ranging between 4 to 5% of the maximum loan amount.

• Amount of nonperforming assets. We had no nonperforming loan assets at March 31, 2013 and December 31, 2012.

The following table displays a comparison of our interest income, expense, and spread:

	For the Three Months Ended March 31,
(in thousands of dollars)	2013		2012

Interest Income		*		*
Interest income on loans	$77	7%	$95	7%
Fee income on loans	49	5%	66	5%
Interest and fee income on loans	126	12%	161	12%
Interest expense related parties	4	1%	9	1%
Interest expense unsecured	19	2%	18	1%
Amortization offering costs	4	0%	–
Interest expense	27	3%	27	2%
Net interest income (spread)	99	9%	134	10%

Weighted average outstanding loan asset balance	$4,240		$5,498

*annualized number as percentage of weighted average outstanding gross loan balance

We calculate interest spread by taking the difference between interest income (including fee income) and expense and dividing it by our weighted average outstanding loan balance. We anticipate interest spread for the rest of 2013 to continue at roughly the same percentage (9%). The reduction in interest income for the three months ended March 31, 2013 compared to the same period in 2012 is due to a reduction in outstanding balance. The percentage did not change. The fee income reduction was due to a reduction in committed amounts. We anticipate an increase in loan commitments and balances in the second quarter of 2013. On the interest expense side, our expense dollars remained the same in the first quarter of 2013 compared to the same quarter in 2012. While our expense for related party interest went down due to a reduction in balance, this was offset by the amortization of our offering costs.

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan losses; however, this is unlikely to continue. We anticipate a loan loss provision in the future.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses:

	For the Three Months Ended March 31,
(in thousands of dollars)	2013	2012

Selling, general and administrative expenses
Legal and Accounting	$77	$116
Salaries and related expenses	19	–
Website / MIS	7	1
Board related expenses	19	4
Advertising	8	–
Rent and Utilities	3	–
Printing	4	–
Other	3	2
Total SG&A	$140	$123

We had savings in the first quarter of 2013 compared to 2012 in legal and accounting costs, which were more than offset by increases in salaries and related expenses, board expenses and advertising. The reduction specifically in accounting is partially an efficiency savings, and partially due to only one year being audited in 2013, compared to two years being audited in 2012. The increase in salaries is due to not having employees in the first quarter of 2012, and the increase in board expenses is due to not having established our board until the end of the first quarter of 2012. Website costs incurred in the first quarter of 2012 were accrued until the site went live in October of 2012, and are now being amortized over three years. We started advertising in March of 2013 to attract investors. Printing costs are both for physical printing of investor related material and for the filing of documents electronically with the SEC.

While we anticipate that legal and accounting costs will decrease by approximately $40 in the second quarter of 2013 as compared to the first quarter of 2013, we anticipate an increase in advertising costs of $66 for the same periods. The advertising is to attract investors, so that we can receive investments and make loans, which will increase interest spread dollars over time.

Consolidated Financial Position

Deferred Financing Costs, Net

The gross deferred financing costs were $631 and $598 as of March 31, 2013 and December 31, 2012, respectively. The accumulated amortization of those costs was $6 and $2 as of the same dates. We expect that the gross amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method.

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Deferred financing costs, beginning balance	$598	$–	$–
Additions	33	598	187

Deferred financing costs, ending balance	$631	$598	$187

Less accumulated amortization	(6)	(2)	–

Deferred financing costs, net	$625	$596	$187

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Accumulated amortization, beginning balance	$2	$–	$–
Additions	4	2	–

Accumulated amortization, ending balance	$6	$2	$–

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $3,542 and $3,604 as of March 31, 2013 and December 31, 2012, respectively. These loans were all to third party borrowers that are affiliated with each other, and are cross-collateralized. No allowance has been deemed necessary for these loans. We expect that we will increase our loans receivable as we raise funds from the issuance of Notes. We anticipate closing new loans in the second quarter of 2013.

The following is a roll forward of commercial loans:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Beginning balance	$3,604	$4,580	$4,580
Additions	278	355	205
Payoffs/Sales	(389)	(1,547)	(150)
Earned loan fee	49	216	66

Ending balance	$3,542	$3,604	$4,701

The loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method. The aggregate unearned loan fee was $659 and $708 as of March 31, 2013 and December 31, 2012, respectively.

While the remaining balance of the unearned loan fee related to our existing loans will decline to $0 over the life of those loans, we expect total unearned loan fees to increase in the future along with our commercial lending program.

Below is an aging schedule of loans receivable as of March 31, 2013, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	3	$4,201	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,201	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,201	100%

Below is an aging schedule of loans receivable as of March 31, 2013, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	3	$4,201	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,201	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,201	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Customer Interest Escrow

The loans we extended in December 2011 called for a funded Interest Escrow account, with funds borrowed against the properties as part of the loan balance. The initial funding on that Interest Escrow was $450. The balance as of March 31, 2013 and December 31, 2012 was $284 and $329, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the $1,500 note payable to the borrower. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan. During the three months ended March 31, 2013, the Interest Escrow was reduced by $76 for interest due on loans, and $3 to reduce the balance on the $400 subordinated mortgage. The Interest Escrow was increased by $18 for interest on the note payable, unsecured and $16 from lot payoffs.

Notes Payable Unsecured

At the same time that we extended the new loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at both March 31, 2013 and December 31, 2012. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. In addition, we owed $52 and $2 in Notes payable under our Notes offering as of March 31, 2013 and December 31, 2012, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined balance as of March 31, 2013 and December 31, 2012 of $479 and $1,108, respectively. We repaid a portion of the affiliate loans during the first quarter of 2013 from cash on hand at the end of the 2012. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all.

Contractual Obligations

We currently have three notes outstanding outside of the public offering. The two notes to affiliates are demand notes established on December 30, 2011. The third note is an unsecured note for $1,500, which is due at the time our customer repays its debt. The balance of this note has not changed since we became the borrower on December 30, 2011. As of March 31, 2013, Notes issued pursuant to the public offering have contractual due dates of:

Year Maturing	Amount Maturing
2013	$–
2014	24
2015	–
2016	–
2017	28

Total	$52

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $699 as of March 31, 2013 and $588 as of December 31, 2012.

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

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, substantially all of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. We began to advertise in March of 2013 and have received $52 in Notes proceeds as of March 31, 2013. We anticipate continuing our existing advertising and expanding our advertising efforts and methods in the second quarter of 2013. The Company’s ability to fund its operations remains dependent upon the sole borrower’s ability to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income (loss) from continuing operations of ($41) and $11 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 we had cash on hand of $8 and our outstanding debt totaled $2,031, which was unsecured or payable to related parties. As of March 31, 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $699, and our availability on our line of credit from our members was $1,021.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and interest by our sole homebuilder customer and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability to reduce future cash outlays by withdrawing our public company status, which would reduce our audit and legal expenses. We also believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members and the SF Loan. The loan balance from our members on March 31, 2013 and December 31, 2012 was $479 and $1,108, respectively. The loan balance on the SF Loan was $1,500 on both March 31, 2013 and December 31, 2012. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

Our anticipated sources and uses of liquidity are as follows:

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

Monthly Median New Home Sales Prices in the U.S.
(in thousands $)
Median Sales Price
300
250
200
150
100
50
0
Jan-00
Jul-00
Jan-01
Jul-01
Jan-02
Jul-02
Jan-03
Jul-03
Jan-04
Jul-04
Jan-05
Jul-05
Jan-06
Jul-06
Jan-07
Jul-07
Jan-08
Jul-08
Jan-09
Jul-09
Jan-10
Jul-10
Jan-11
Jul-11
Jan-12
Jul-12
Jan-13
Month and Year
(through Feb-13)

Source: U.S. Census Bureau

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 2% above average CD rates when CD’s are paying 0.5%, when CD’s are paying 3%, we may have to have a larger than 2% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs the builder. Below is a chart showing average CD rates.

Certificates of Deposit Index
Month	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Jan	3.363%	1.688%	1.132%	1.693%	3.674%	5.217%	5.145%	2.730%	0.488%	0.319%	0.313%	0.268%
Feb	3.077%	1.643%	1.113%	1.836%	3.837%	5.266%	4.958%	2.572%	0.407%	0.327%	0.315%	0.262%
Mar	2.828%	1.586%	1.098%	1.996%	3.996%	5.301%	4.748%	2.428%	0.337%	0.331%	0.316%
Apr	2.607%	1.533%	1.085%	2.163%	4.158%	5.324%	4.543%	2.265%	0.288%	0.325%	0.321%
May	2.423%	1.483%	1.083%	2.332%	4.318%	5.338%	4.323%	2.091%	0.278%	0.305%	0.328%
Jun	2.263%	1.419%	1.118%	2.492%	4.483%	5.336%	4.108%	1.893%	0.288%	0.280%	0.336%
Jul	2.107%	1.358%	1.162%	2.658%	4.640%	5.324%	3.898%	1.690%	0.293%	0.266%	0.341%
Aug	1.961%	1.303%	1.212%	2.833%	4.774%	5.333%	3.673%	1.483%	0.295%	0.263%	0.338%
Sep	1.868%	1.247%	1.277%	3.000%	4.897%	5.343%	3.517%	1.204%	0.298%	0.268%	0.331%
Oct	1.820%	1.194%	1.355%	3.174%	4.997%	5.323%	3.453%	0.864%	0.300%	0.276%	0.319%
Nov	1.767%	1.171%	1.451%	3.345%	5.081%	5.293%	3.236%	0.685%	0.305%	0.288%	0.304%
Dec	1.726%	1.151%	1.563%	3.512%	5.153%	5.268%	2.965%	0.556%	0.312%	0.304%	0.283%
Copyright 2013 MoneyCafe.com

 Source: Derivation of Rates Reported by Federal Reserve Board

Housing prices are also generally correlated with housing starts, so that increases in housing starts usually coincide with increases in housing values, and the reverse is generally true. Below is a graph showing single family housing starts from 2000 through today.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of March 31, 2013, we had issued $51,500 in Notes pursuant to our public offering. From October 4, 2012 through March 31, 2013, we incurred expenses of $131,952 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2013 were ($80,452).

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2013, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

4.1	Indenture Agreement (including Form of Note) dated October 4, 2012, incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* Filed herewith.

**Pursuant to Regulation 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 13, 2013	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

