Form 10-Q
period 2013-06-30
Shepherd's Finance, LLC
filed 2013-08-08
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

12627 San Jose Blvd., Suite 203, Jacksonville, FL 32223

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
	June 30, 2013	December 31, 2012
(in thousands of dollars)	(Unaudited)

Assets
Cash and cash equivalents	$24	$646
Accrued interest on loans	28	26
Deferred financing costs, net	629	596
Other assets	28	10
Loans receivable, net	4,174	3,604
Total assets	$4,883	$4,882
Liabilities and Members’ Capital
Customer interest escrow	$249	$329
Accounts payable and accrued expenses	26	41
Notes payable unsecured	2,213	1,502
Notes payable related party	556	1,108
Total liabilities	3,044	2,980

Commitments and Contingencies (Note 8)

Members’ capital	1,839	1,902

Total liabilities and members’ capital	$4,883	$4,882

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
(in thousands of dollars)	2013	2012	2013	2012
Interest Income
Interest and fee income on loans	$150	$141	$276	$302
Interest expense	36	29	63	56

Net interest income	114	112	213	246
Less: Loan loss provision	–	–	–	–

Net interest income	114	112	213	246

Non-Interest Expense
Selling, general and administrative	114	57	254	180

Total non-interest expense	114	57	254	180

Net income (loss)	$–	$55	$(41)	$66

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

For the Six Months Ended June 30, 2013

(in thousands of dollars)
Members’ capital, as of December 31, 2012	$1,902
Net income (loss)	(41)
Distributions	(22)

Members’ capital, as of June 30, 2013	$1,839

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	For the Six Months Ended June 30,
(in thousands of dollars)	2013	2012
Cash flows from operations
Net income (loss)	$(41)	$66
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred loan fees	(93)	(114)
Net change in operating assets and liabilities
Other operating assets	(19)	19
Accrued interest receivable	(2)	(28)
Amortization of deferred financing costs	9	–
Customer interest escrow	(80)	(79)
Accounts payable and accrued expenses	(15)	101

Net cash provided by (used in) operating activities	(241)	(35)

Cash flows from investing activities
Loan originations and principal collections, net	(477)	289
Other investing activity	1	(8)

Net cash provided by (used in) investing activities	(476)	281

Cash flows from financing activities
Distributions to members	(22)	(6)
Proceeds from (repayments of) related party notes	(552)	165
Proceeds from unsecured Notes	711	–
Payments of deferred financing costs	(42)	(412)

Net cash provided by (used in) financing activities	95	(253)

Net increase (decrease) in cash and cash equivalents	(622)	(7)

Cash and cash equivalents
Beginning of period	646	50
End of period	$24	$43
Supplemental disclosure of cash flow information
Cash paid for interest	$11	$10

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Information presented throughout these notes to the interim condensed consolidated financial statements (Unaudited) is in thousands of dollars.

1. Description of Business and Basis of Presentation

Description of Business

Description of Business

 Shepherd’s Finance, LLC and subsidiaries (the “Company”, “we” or “our”) is a finance company that engages in commercial lending to residential homebuilders, financing construction of single family homes and residential development. The loans are extended to residential homebuilders and, as such, are commercial loans.

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

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, some of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. We began to advertise in March of 2013 and have received $713 in Notes proceeds as of June 30, 2013. We anticipate continuing our sales efforts in the third quarter of 2013, focusing on the efforts that proved fruitful in the second quarter. The Company’s ability to fund its operations remains dependent upon the sole borrower’s ability to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income (loss) from continuing operations of ($41) and $66 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, we had cash on hand of $24 and $646, respectively, and our outstanding debt totaled $2,769 and $2,610, respectively, which was unsecured or payable to related parties. As of June 30, 2013 and December 31, 2012, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $508 and $588, respectively. Our availability on our line of credit from our members was $944 and $392 as of June 30, 2013 and December 31, 2012, respectively.

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

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Deferred financing costs, beginning balance	$598	$–	$–
Additions	42	598	412

Deferred financing costs, ending balance	$640	$598	$412

Less accumulated amortization	(11)	(2)	–

Deferred financing costs, net	$629	$596	$412

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Accumulated amortization, beginning balance	$2	$–	$–
Additions	9	2	–

Accumulated amortization, ending balance	$11	$2	$–

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

3. Fair Value

At June 30, 2013 and December 31, 2012, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at June 30, 2013 and December 31, 2012. The estimated fair values for other loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at June 30, 2013 and December 31, 2012. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both June 30, 2013 and December 31, 2012.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at June 30, 2013 and December 31, 2012.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

June 30, 2013

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$24	$24	$24	$–	$–
Loans	4,174	4,174	–	–	4,174
Financial Liabilities
Customer interest escrow	249	249	–	–	249
Notes payable unsecured	2,213	2,213	–	–	2,213
Notes payable related party	556	556	–	–	556
Commitments to extend credit	–	–	–	–	–

December 31, 2012

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$646	$646	$646	$–	$–
Loans	3,604	3,604	–	–	3,604
Financial Liabilities
Customer interest escrow	329	329	–	–	329
Notes payable unsecured	1,502	1,502	–	–	1,502
Notes payable related party	1,108	1,108	–	–	1,108
Commitments to extend credit	–	–	–	–	–

4. Financing Receivables

Financing receivables are comprised of the following:

	June 30, 2013	December 31, 2012

Commercial loans, net	$4,174	$3,604
Less: Allowance for loan losses	–	–

	$4,174	$3,604

Roll forward of commercial loans:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Beginning balance	$3,604	$4,580	$4,580
Additions	1,117	355	304
Payoffs/Sales	(640)	(1,547)	(593)
Earned loan fee	93	216	114

Ending balance	$4,174	$3,604	$4,405

Commercial Loans

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (as amended, the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same party, 84 FINANCIAL, L.P., an affiliate of 84 Lumber Company. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently reliant on a single developer and homebuilder for our revenues and investment capital. In April of 2013 we modified the BMH Loan to allow the borrower to borrow for the construction of a home (on lot 206). The terms and conditions of these loans are set forth in further detail below:

A detail of the financing receivables at June 30, 2013:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand*	COF +2% (7% Floor)
2 Lots and land for phases 3, 4, and 5			$687	$2,243
Construction Lot 206			448	1,210
Interest Escrow			450	249
Loan Fee			750	–

Total BMH Loan			2,335	3,702
IMA Loans
New IMA Loan (loan fee)	Demand*	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand*	COF +2% (7% Floor)	517	–
Existing IMA Loan	Demand**	7%	1,687	1,437	***

Total IMA Loans			2,454	1,437

Unearned loan fee			(615)	-
SF Loan			-	1,500

Total			$4,174	$6,639

A detail of the financing receivables at December 31, 2012:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand*	COF +2% (7% Floor)
4 Lots and land for phases 3, 4, and 5			$1,095	$2,385
Interest Escrow			450	329
Loan Fee			750	–

Total BMH Loan			2,295	2,714
IMA Loans
New IMA Loan (loan fee)	Demand*	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand*	COF +2% (7% Floor)	80	–
Existing IMA Loan	Demand**	7%	1,687	1,910

Total IMA Loans			2,017	1,910

Unearned loan fee			(708)	-
SF Loan			-	1,500

Total			$3,604	$6,124

_______________

* These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

** These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

*** Value is equal to the appraised value of $4,140, minus work remaining to finish the development of $1,423 and the second mortgage amount of $1,280.

The loans are collectively cross-collateralized and, therefore, treated as one loan for the purpose of calculating the effective interest rate and for available remedies upon an instance of default. As lots are released, a specific release price is repaid by the borrower, with 10% of that amount being used to fund the Interest Escrow (except for the construction funding on lot 206). The customer will make cash interest payments only when the Interest Escrow is fully depleted, except for lot 206 construction where the customer makes interest payments monthly.

Of the $1,023 loan fee from the origination of our demand loans, $76 was used to offset legal expenses related to the creation of the loans. In accordance with ASC 310-20, Nonrefundable Fees and Other Costs, the remaining $947 loan fee is being recognized over the expected life of the loans using the straight-line method. Income of $116 and $114 was recognized during the six months ended June 30, 2013 and 2012, respectively. The effective annual rate on the loans for the six months ended June 30, 2013 and 2012 was 12.53% and 11.22%, respectively.

The Company has a credit agreement with the customer which includes a maximum exposure on all three loans, which was $5,150 and $4,900 at June 30, 2013 and December 31, 2012, respectively, and will reduce to $4,950 and $4,750 in October and December of 2013, respectively, unless modified by both parties.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By Classification:

	June 30, 2013	December 31, 2012

Pass	$4,174	$3,604
Special mention	–	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$4,174	$3,604

At June 30, 2013 and December 31, 2012, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Affiliate Loans

In December of 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.83% and 3.93% as of June 30, 2013 and December 31, 2012, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $556 and $1,108 as of June 30, 2013 and December 31, 2012, respectively, leaving $944 and $392, respectively, in available credit on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $619 and $1,009 for the six months ended June 30, 2013 and 2012, respectively, and the interest expense was $12 and $19 for the same periods, respectively.

Notes Program

Borrowings through our public offering were $713 and $2 at June 30, 2013 and December 31, 2012, respectively. The effective interest rate on the borrowings at June 30, 2013 and December 31, 2012 was 6.32% and 4.95%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the origination of our Notes program:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Notes outstanding, beginning of period	$2	$–	$–
Notes issued	711	2	–
Note repayments / redemptions	–	–	–

Notes outstanding, end of period	$713	$2	$–

The following table shows the maturity of outstanding Notes as of June 30, 2013.

Year Maturing	Amount Maturing
2013	$–
2014	415
2015	–
2016	–
2017	298

Total	$713

The SF Loan, which is unsecured and due to our largest borrower, is a demand note with a maximum outstanding balance of $1,500. The balance has been $1,500 for all of 2012 and 2013, and the interest rate is fixed at 5%.

6. Members’ Capital

The capital structure of the Company was changed with the adoption of the new operating agreement as of March 29, 2012. Under the current capital structure, there is currently one class of units (class A common units) with two members. All members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at June 30, 2013. There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	June 30, 2013	December 31, 2012
A Common Units	$1,839	$1,902

Members’ Capital	$1,839	$1,902

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

The Company accepted new investments under the Notes program in 2013 from relatives of the members totaling $147, all of which is outstanding at June 30, 2013.

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were approximately $508 and $588 at June 30, 2013 and December 31, 2012, respectively.

The property securing the New IMA Loan and the Existing IMA Loan, as described in Note 4 of our year end 2012 consolidated financial statements, is subject to a mortgage in the amount of $1,290, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225, which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The subordinated mortgage balance is subtracted from the appraised value of the finished lots when we list the value of the lots.

9. Subsequent Events

Management of the Company has evaluated subsequent events through August 8, 2013, the date these interim condensed consolidated financial statements were issued.

On July 24, 2013, the Company entered into a third modification of the credit agreement with the Hoskins Group, which added a construction loan for up to $300 on lot 204 in the Hamlets subdivision. The third modification of the credit agreement also included a temporary increase in credit limit of $300 to allow for the additional borrowings. Additionally, the Company received a full payoff of the money lent in the second modification of the credit agreement on lot 206 totaling $450.

On July 12, 3013, the Company signed a commitment letter with a builder in New Jersey for a revolving line of credit of up to $150 for the construction of new homes. This line of credit is expected to be finalized in August of 2013.

Under the Notes offering, the Company issued an additional $7 subsequent to June 30, 2013. The total debt issued and outstanding pursuant to the Notes offering as of August 8, 2013 is $720.

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

Overview

We are a finance company that engages in commercial lending to residential homebuilders, financing construction of single family homes (construction loans) and residential development (acquisition and development loans). The loans are extended to residential homebuilders and, as such, are commercial loans.

To assist in financing these opportunities, on December 30, 2011, we obtained funding from two demand loans from our members. The total outstanding balance on these loans on June 30, 2013 and December 31, 2012 was $556 and $1,108, respectively. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to our Fixed Rate Subordinated Notes.

To grow the capital of the company, we established our public offering of up to $700 million in unsecured subordinated notes (the “Notes”), which was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. To date, we have marketed the Notes through a variety of advertising methods, as well as one-on-one networking. We may continue to utilize these and other methods to market the Notes in the future as our management deems appropriate.

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

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

We are an “emerging growth company” under the recently enacted JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our consolidated financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Consolidated Results of Operations

Key financial and operating data for the three and six months ended June 30, 2013 and 2012 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our condensed consolidated financial statements, including the related notes and the other information contained in this document and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Below is a summary of our income statement for the following periods:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	2013	2012	2013	2012
Interest Income
Interest and fee income on loans	$150	$141	$276	$302
Interest expense	36	29	63	56

Net interest income	114	112	213	246
Less: Loan loss provision	–	–	–	–

Net interest income	114	112	213	246

Non-Interest Expense
Selling, general and administrative	114	57	254	180

Total non-interest expense	114	57	254	180

Net income (loss)	$–	$55	$(41)	$66

Interest Spread

Interest Spread is detailed in the table below. There are three main factors that can impact our interest spread:

• Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component of interest spread is also impacted by the the lending of money with no interest cost (our equity). Our interest income was 7% for the three and six month periods ended June 30, 2013 and 2012. Our interest cost (expressed as a percentage of our loan assets) was 3% for both the three and six month periods ended June 30, 2013, and was 2% for both the three and six month periods ended June 30, 2012. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost.

• Fee income. The fee income recognized was $67 (6%) and $48 (4%) for the three month periods ended June 30, 2013 and 2012, respectively, and was $116 (5%) and $114 (4%) for the six month periods ended June 30, 2013 and 2012, respectively (percentages are of weighted average outstanding gross loan balance). The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. The loan modification in April of 2013 to allow for the construction funding of a home included a loan fee of $23, which is being recognized over the expected life of the construction borrowings, and is included in deferred loan fee and fee income. The increase in the fee income percentage in the three month period ended June 30, 2013 vs. the same period in 2012 is mostly due to this additional loan fee, but also due to the decline in average outstanding balance. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount.

• Amount of nonperforming assets. We had no nonperforming loan assets at June 30, 2013 and December 31, 2012.

The following table displays a comparison of our interest income, expense, and spread:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands of dollars)	2013		2012		2013		2012

Interest Income		*		*		*		*
Interest income on loans	$83	7%	$93	7%	$160	7%	$188	7%
Fee income on loans	67	6%	48	4%	116	5%	114	4%
Interest and fee income on loans	150	13%	141	11%	276	12%	302	11%
Interest expense related parties	8	1%	10	1%	12	1%	19	1%
Interest expense unsecured	23	1%	19	1%	42	2%	37	1%
Amortization offering costs	5	1%	–		9	0%	–
Interest expense	36	3%	29	2%	63	3%	56	2%
Net interest income (spread)	114	10%	112	9%	213	9%	246	9%

Weighted average outstanding loan asset balance	$4,667		$5,327		$4,455		$5,412

*annualized amount as percentage of weighted average outstanding gross loan balance

We calculate interest spread by taking the difference between interest income (including fee income) and expense and dividing it by our weighted average outstanding loan balance. We anticipate interest spread for the rest of 2013 to continue at roughly the same percentage (9%). The reduction in interest income dollars for the three and six months ended June 30, 2013 compared to the same periods in 2012 is due to a reduction in outstanding balance. The fee income percentage increased in the first half of 2013 due to the construction financing we originated in the second quarter, which had a short effective life, and a reduction in average outstanding loan balance. On the interest expense side, our expense dollars increased in the first half of 2013 compared to the same period in 2012 due to the amortization of offering costs (most of which occurred in the second quarter of 2013). Our expense for related party interest went down due to a reduction in balance.

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan losses; however, this is unlikely to continue. We anticipate a loan loss provision in the future.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Selling, general and administrative expenses
Legal and Accounting	$22	$25	$99	$141
Salaries and related expenses	15	–	34	–
Website / Management Information Systems	3	–	10	1
Board related expenses	19	19	38	23
Advertising	36	–	44	–
Rent and Utilities	3	–	6	–
Printing	5	–	9	–
Other	11	13	14	15
Total SG&A	$114	$57	$254	$180

We had reductions in the first half of 2013 compared to 2012 in legal and accounting costs (most of which occurred in the first quarter), which were more than offset by increases in salaries and related expenses, board expenses, MIS and advertising. The reduction specifically in accounting is partially an efficiency savings, and partially due to only one year being audited in 2013, compared to two years being audited in 2012. The increase in salaries is due to not having employees in the first half of 2012, and the increase in board expenses is due to not having established our board until the end of the first quarter of 2012. Website costs incurred in the first half of 2012 were generally accrued until the site went live in October of 2012, and are now being amortized over three years. We started advertising in March of 2013 to attract investors, and cut back advertising in June of 2013. Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

SG&A costs were $180 in the first half of 2012, $164 in the second half of 2012, and $254 in the first half of 2013. We anticipate SG&A expenses for the second half of 2013 to be more in line with the 2012 numbers than the first half 2013 numbers due to less advertising and accounting costs during that time period. As we experiment with different forms of advertising to find a method that provides a strong return on our dollars spent on advertising, we currently plan to limit advertising costs. However, if advertising costs are able to generate desired investment amounts, more advertising costs may be incurred.

Consolidated Financial Position

Deferred Financing Costs, Net

The gross deferred financing costs were $640 and $598 as of June 30, 2013 and December 31, 2012, respectively. The accumulated amortization of those costs was $11 and $2 as of the same dates. We expect that the gross amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method.

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Deferred financing costs, beginning balance	$598	$–	$–
Additions	42	598	412

Deferred financing costs, ending balance	$640	$598	$412

Less accumulated amortization	(11)	(2)	–

Deferred financing costs, net	$629	$596	$412

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Accumulated amortization, beginning balance	$2	$–	$–
Additions	9	2	–

Accumulated amortization, ending balance	$11	$2	$–

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $4,174 and $3,604 as of June 30, 2013 and December 31, 2012, respectively. These loans were all to third party borrowers that are affiliated with each other, and are cross-collateralized. No allowance has been deemed necessary for these loans. We expect that we will increase our loans receivable as we raise funds from the issuance of Notes. We anticipate closing new loans in the third quarter of 2013.

The following is a roll forward of commercial loans:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Beginning balance	$3,604	$4,580	$4,580
Additions	1,117	355	304
Payoffs/Sales	(640)	(1,547)	(593)
Earned loan fee	93	216	114

Ending balance	$4,174	$3,604	$4,405

The loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method. In April 2013, a construction loan to the same customer was agreed to with a $23 loan fee, which is being recognized over the expected life of that advance. The aggregate unearned loan fee was $615 and $708 as of June 30, 2013 and December 31, 2012, respectively.

While the remaining balance of the unearned loan fee related to our existing loans will decline to $0 over the life of those loans, we expect total unearned loan fees to increase in the future along with our commercial lending program.

Below is an aging schedule of loans receivable as of June 30, 2013, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	4	$4,789	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	4	$4,789	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	4	$4,789	100%

Below is an aging schedule of loans receivable as of June 30, 2013, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	4	$4,789	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	4	$4,789	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	4	$4,789	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Customer Interest Escrow

The loans we extended in December 2011 called for a funded Interest Escrow account, with funds borrowed against the properties as part of the loan balance. The initial funding on that Interest Escrow was $450. The balance as of June 30, 2013 and December 31, 2012 was $249 and $329, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the $1,500 note payable to the borrower. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan. During the six months ended June 30, 2013, the Interest Escrow was reduced by $155 for interest due on loans, and $6 to reduce the balance on the $400 subordinated mortgage. The Interest Escrow was increased by $37 for interest on the note payable, unsecured and $44 from lot payoffs.

Notes Payable Unsecured

At the same time that we extended the new loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at both June 30, 2013 and December 31, 2012. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. In addition, we owed $713 and $2 in Notes payable under our Notes offering as of June 30, 2013 and December 31, 2012, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined balance as of June 30, 2013 and December 31, 2012 of $556 and $1,108, respectively. We repaid a portion of the affiliate loans during the first half of 2013 from cash on hand at the end of 2012. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all.

Contractual Obligations

We currently have three notes outstanding outside of the public offering. The two notes to affiliates are demand notes established on December 30, 2011. The third note is an unsecured note for $1,500, which is due at the time our customer repays its debt. The balance of this note has not changed since we became the borrower on December 30, 2011. As of June 30, 2013, Notes issued pursuant to the public offering have contractual due dates of:

Year Maturing	Amount Maturing
2013	$–
2014	415
2015	–
2016	–
2017	298

Total	$713

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $508 as of June 30, 2013 and $588 as of December 31, 2012.

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

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, some of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. We began to advertise in March of 2013 and have received $713 in Notes proceeds as of June 30, 2013. We anticipate continuing our efforts in the third quarter of 2013, focusing on the efforts that proved fruitful in the second quarter. The Company’s ability to fund its operations remains dependent upon the sole borrower’s ability to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income (loss) from continuing operations of ($41) and $66 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, we had cash on hand of $24 and $646, respectively, and our outstanding debt totaled $2,769 and $2,610, respectively, which was unsecured or payable to related parties. As of June 30, 2013 and December 31, 2012, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $508 and $588, respectively. Our availability on our line of credit from our members was $944 and $392 as of June 30, 2013 and December 31, 2012, respectively.

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

Our business of borrowing money and re-lending it to generate interest spread is a primary use of capital resources. There are several risks in any financing company of this nature, and we will discuss significant risks here and how they relate to our Company and what, if any, mitigation techniques we have or may employ.

First, any financial institution needs to match the maturities of its borrowings with the maturities of its assets. The bulk of most financial institutions’ borrowings are in the form of public investments or deposits. These generally have maturities that are either set periods of time, or upon the demand of the investor/depositor. The risk is that either obligations come due before funds are available to be paid out (a shortage of liquidity) or that funds are repaid before the obligation comes due (idle cash, as described herein). To mitigate these risks, we are not offering demand deposits (for instance, a checking account). Instead, we are offering Notes with varying maturities between one and four years, which we believe will be longer than the average life of the loans we will extend. However, we have the option to repay the Notes early if we wish without penalty. We believe these items protect us against this risk of matching of debt and asset maturity.

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members and the SF Loan. The loan balance from our members on June 30, 2013 and December 31, 2012 was $556 and $1,108, respectively. The loan balance on the SF Loan was $1,500 on both June 30, 2013 and December 31, 2012. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 2% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 2% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs the builder. Below is a chart showing average CD rates.

Certificates of Deposit Index
Month	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Jan	3.363%	1.688%	1.132%	1.693%	3.674%	5.217%	5.145%	2.730%	0.488%	0.319%	0.313%	0.268%
Feb	3.077%	1.643%	1.113%	1.836%	3.837%	5.266%	4.958%	2.572%	0.407%	0.327%	0.315%	0.262%
Mar	2.828%	1.586%	1.098%	1.996%	3.996%	5.301%	4.748%	2.428%	0.337%	0.331%	0.316%	0.255%
Apr	2.607%	1.533%	1.085%	2.163%	4.158%	5.324%	4.543%	2.265%	0.288%	0.325%	0.321%	0.248%
May	2.423%	1.483%	1.083%	2.332%	4.318%	5.338%	4.323%	2.091%	0.278%	0.305%	0.328%	0.240%
Jun	2.263%	1.419%	1.118%	2.492%	4.483%	5.336%	4.108%	1.893%	0.288%	0.280%	0.336%
Jul	2.107%	1.358%	1.162%	2.658%	4.640%	5.324%	3.898%	1.690%	0.293%	0.266%	0.341%
Aug	1.961%	1.303%	1.212%	2.833%	4.774%	5.333%	3.673%	1.483%	0.295%	0.263%	0.338%
Sep	1.868%	1.247%	1.277%	3.000%	4.897%	5.343%	3.517%	1.204%	0.298%	0.268%	0.331%
Oct	1.820%	1.194%	1.355%	3.174%	4.997%	5.323%	3.453%	0.864%	0.300%	0.276%	0.319%
Nov	1.767%	1.171%	1.451%	3.345%	5.081%	5.293%	3.236%	0.685%	0.305%	0.288%	0.304%
Dec	1.726%	1.151%	1.563%	3.512%	5.153%	5.268%	2.965%	0.556%	0.312%	0.304%	0.283%
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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of June 30, 2013, we had issued $713,159 in Notes pursuant to our public offering. From October 4, 2012 through June 30, 2013, we incurred expenses of $187,913 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2013 were $525,246, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)	During the quarter ended June 30, 2013, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

_____________

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 8, 2013	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

