Form 10-Q
period 2013-09-30
Shepherd's Finance, LLC
filed 2013-10-31
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
	September 30, 2013	December 31, 2012
(in thousands of dollars)	(Unaudited)

Assets
Cash and cash equivalents	$476	$646
Accrued interest on loans	31	26
Deferred financing costs, net	644	596
Other assets	21	10
Loans receivable, net	3,365	3,604
Total assets	$4,537	$4,882
Liabilities and Members’ Capital
Customer interest escrow	$319	$329
Accounts payable and accrued expenses	37	41
Notes payable unsecured	2,301	1,502
Notes payable related party	–	1,108
Total liabilities	2,657	2,980

Commitments and Contingencies (Note 8)

Members’ capital	1,880	1,902

Total liabilities and members’ capital	$4,537	$4,882

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	2013	2012	2013	2012
Interest Income
Interest and fee income on loans	$169	$142	$445	$444
Interest expense	51	30	114	86

Net interest income	118	112	331	358
Less: Loan loss provision	–	–	–	–

Net interest income	118	112	331	358

Non-Interest Expense
Selling, general and administrative	77	78	331	258

Total non-interest expense	77	78	331	258

Net income	$41	$34	$–	$100

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

For the Nine Months Ended September 30, 2013

(in thousands of dollars)
Members’ capital, as of December 31, 2012	$1,902
Net income (loss)	–
Distributions	(22)

Members’ capital, as of September 30, 2013	$1,880

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	For the Nine Months Ended September 30,
(in thousands of dollars)	2013	2012
Cash flows from operations
Net income (loss)	$–	$100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred loan fees	(132)	(166)
Net change in operating assets and liabilities
Other operating assets	(13)	21
Accrued interest receivable	(5)	(27)
Amortization of deferred financing costs	25	–
Customer interest escrow	(10)	(126)
Accounts payable and accrued expenses	(4)	97

Net cash provided by (used in) operating activities	(139)	(101)

Cash flows from investing activities
Loan originations and principal collections, net	371	504
Other investing activity	2	(8)

Net cash provided by (used in) investing activities	373	496

Cash flows from financing activities
Distributions to members	(22)	(33)
Proceeds from (repayments of) related party notes	(1,108)	137
Proceeds from unsecured Notes	799	–
Payments of deferred financing costs	(73)	(508)

Net cash provided by (used in) financing activities	(404)	(404)

Net increase (decrease) in cash and cash equivalents	(170)	(9)

Cash and cash equivalents
Beginning of period	646	50
End of period	$476	$41
Supplemental disclosure of cash flow information
Cash paid for interest	$22	$26

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

We anticipate expanding our lending capacity and funding our business operations by continued extension of unsecured subordinated notes (“Notes”) to the general public, which Notes are unsecured subordinated debt. We have a revolving secured line of credit from affiliates with a balance due of $0 as of September 30, 2013. Eventually, the Company intends to permanently repay the debt from affiliates with secured debt from a bank or through other liquidity.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2013. These unaudited interim condensed consolidated financial statements should be read in conjunction with the year end 2012 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies of the notes to the 2012 Statements.

Liquidity and Capital Resources

The Company has a limited operating history with our current business model, and our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations, almost all of which are to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly impact losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, some of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. We began to advertise in March of 2013 and have received $801 in Notes proceeds as of September 30, 2013. We anticipate continuing our sales efforts in the fourth quarter of 2013, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose borrowings represent 99% and 100% of our total outstanding borrowings as of September 30, 2013 and December 31, 2012, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income from operations of $41 and $34 for the three months ended September 30, 2013 and 2012, and $0 and $100 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, we had cash on hand of $476 and $646, respectively, and our outstanding debt totaled $2,301 and $2,610, respectively, which was unsecured or payable to related parties. As of September 30, 2013 and December 31, 2012, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,431 and $588, respectively. Our availability on our line of credit from our members was $1,500 and $392 as of September 30, 2013 and December 31, 2012, respectively.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability to reduce future cash outlays by withdrawing our public company status, which would reduce our audit and legal expenses. We also believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

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

Loans Receivable

Loans are stated at the amount of unpaid principal, net of any allowances for loan losses, and adjusted for (1) the net amount of direct costs and nonrefundable loan fees associated with lending, and (2) deposits made by the borrowers used as collateral for a loan and due back to the builder at or prior to loan payoff. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method. Substantially all of the Company’s loans are secured by real estate in a suburb of Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in that area.

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

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we establish a general reserve for all loans which are not more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we analyze for impairment all loans which are more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we analyze all loans for impairment. The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan. If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Deferred Financing Costs, Net

We defer certain costs associated with financing activities related to the issuance of debt securities (Deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. Our deferred financing costs included private offering costs incurred of $11. These costs were being amortized over the life of that offering, but because no funds were received from the private offering, the private offering was terminated during the third quarter of 2013. Accordingly, the private offering costs were written-off in the third quarter of 2013.

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Deferred financing costs, beginning balance	$598	$–	$–
Additions	73	598	508
Write-offs	(11)	–	–

Deferred financing costs, ending balance	$660	$598	$508

Less accumulated amortization	(16)	(2)	–

Deferred financing costs, net	$644	$596	$508

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Accumulated amortization, beginning balance	$2	$–	$–
Additions	14	2	–

Accumulated amortization, ending balance	$16	$2	$–

Income Taxes

The entities included in the condensed consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2010.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities which created new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosures are limited to financial instruments and derivatives subject to enforceable master netting arrangements or similar agreements and exclude loans and deposits at the same institution. The amendments affect all entities that have financial instruments and derivatives that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are offset in the balance sheet. The ASU requires entities to disclose, separately for financial assets and liabilities, including derivatives, the gross amounts of recognized financial assets and liabilities; the amounts offset under current U.S. GAAP; the net amounts presented in the balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the reconciling amount. The disclosure requirements are effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. We have reviewed this ASU and determined that it does not have a material impact on the disclosure requirements of the Company.

3. Fair Value

At September 30, 2013 and December 31, 2012, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at September 30, 2013 and December 31, 2012. The estimated fair values for other loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at September 30, 2013 and December 31, 2012. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both September 30, 2013 and December 31, 2012.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at September 30, 2013 and December 31, 2012.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

September 30, 2013

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$476	$476	$476	$–	$–
Loans receivable, net	3,365	3,365	–	–	3,365
Financial Liabilities
Customer interest escrow	319	319	–	–	319
Notes payable unsecured	2,301	2,301	–	–	2,301
Notes payable related party	–	–	–	–	–
Commitments to extend credit	–	–	–	–	–

December 31, 2012

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$646	$646	$646	$–	$–
Loans receivable, net	3,604	3,604	–	–	3,604
Financial Liabilities
Customer interest escrow	329	329	–	–	329
Notes payable unsecured	1,502	1,502	–	–	1,502
Notes payable related party	1,108	1,108	–	–	1,108
Commitments to extend credit	–	–	–	–	–

4. Financing Receivables

Financing receivables are comprised of the following:

	September 30, 2013	December 31, 2012

Commercial loans, net	$3,365	$3,604
Less: Allowance for loan losses	–	–

	$3,365	$3,604

Roll forward of commercial loans:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Beginning balance	$3,604	$4,580	$4,580
Additions	2,308	355	300
Payoffs/Sales	(2,671)	(1,547)	(804)
Change in builder deposit	(8)	–	–
Earned loan fee	132	216	166

Ending balance	$3,365	$3,604	$4,242

Commercial Loans

Pennsylvania Loans

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (as amended, the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same party, 84 FINANCIAL, L.P., an affiliate of 84 Lumber Company. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently primarily reliant on a single developer and homebuilder for our revenues and investment capital.

In April, July, and September of 2013, we modified the BMH Loan to allow the borrower to borrow for the construction of homes (on lots 204, 205, and 206 of the Hamlets subdivision located in a suburb of Pittsburgh, Pennsylvania), to borrow in the future for the purchase of lot 5 of the Hamlets subdivision, to issue a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and to allow a fully funded mortgage in superior position to our mortgage in the amount of $1,146, with the $1,146 proceeds being used to reduce BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: 1) it should allow for the faster development of both subdivisions, decreasing the amount of risk time we will have; 2) it did not substantially alter the dollars we have at risk; and 3) it increased our return as a percentage of loan assets, as the loans should pay down quicker. The Letter of Credit amount is not included in our commitments to lend throughout these financials, as any amount drawn would be included in the credit limit of the borrower, and, as of September 30, 2013, BMH is under the credit limit by more than the amount of the Letter of Credit. The terms and conditions of these loans are set forth in further detail below:

A detail of the Pennsylvania financing receivables at September 30, 2013:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 3, 4, and 5			$(541)	$764	(4)
Construction Lot 205			231	855
Interest Escrow			450	319
Loan Fee			750	–

Total BMH Loan			890	1,938
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,087	–
Existing IMA Loan	Demand(2)	7%	1,687	1,906	(3)

Total IMA Loans			3,024	1,906

Unearned Loan Fee			(571)	–
SF Loan Payable			–	1,500

Total			$3,343	$5,344

A detail of the financing receivables at December 31, 2012:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
4 Lots and land for phases 3, 4, and 5			$1,095	$2,385
Interest Escrow			450	329
Loan Fee			750	–

Total BMH Loan			2,295	2,714
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	80	–
Existing IMA Loan	Demand(2)	7%	1,687	1,910

Total IMA Loans			2,017	1,910

Unearned Loan Fee			(708)	–
SF Loan Payable			–	1,500

Total			$3,604	$6,124

_______________

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Value is equal to the appraised value of $4,140, minus estimated costs to finish the development of $954 and the second mortgage amount of $1,280.

(4) Value is equal to the appraised value of $1,910, minus the outstanding first mortgage of $1,146.

The loans are collectively cross-collateralized and, therefore, treated as one loan for the purpose of calculating the effective interest rate and for available remedies upon an instance of default. As lots are released, a specific release price is repaid by the borrower, with 10% of that amount being used to fund the Interest Escrow (except for the construction funding on lots 204, 205, and 206). The customer will make cash interest payments only when the Interest Escrow is fully depleted, except for lots 204, 205 and 206 construction where the customer makes interest payments monthly.

Of the $1,054 loan fee from the origination of our demand loans, $76 was used to offset legal expenses related to the creation of the loans. In accordance with ASC 310-20, Nonrefundable Fees and Other Costs, the remaining $978 loan fee is being recognized over the expected life of the loans using the straight-line method. Income of $191 and $166 was recognized during the nine months ended September 30, 2013 and 2012, respectively. The effective annual rate on the loans for the nine months ended September 30, 2013 and 2012 was 13.09% and 11.15%, respectively.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, which was $5,250 and $4,900 at September 30, 2013 and December 31, 2012, respectively, and will reduce to $4,950 and $4,750 in October and December of 2013, respectively, unless modified by both parties.

New Jersey Loan

In August 2013, the Company entered into a line of credit agreement with a borrower for the construction of homes in New Jersey. The maximum credit line for this loan is $150, with $22 outstanding at September 30, 2013, net of the builder deposit and unearned loan fee.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By Classification:

	September 30, 2013	December 31, 2012

Pass	$3,365	$3,604
Special mention	–	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$3,365	$3,604

At September 30, 2013 and December 31, 2012, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Affiliate Loans

In December of 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.64% and 3.93% as of September 30, 2013 and December 31, 2012, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 and $1,108 as of September 30, 2013 and December 31, 2012, respectively, leaving $1,500 and $392, respectively, in available credit on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $587 and $1,006 for the nine months ended September 30, 2013 and 2012, respectively, and the interest expense was $17 and $29 for the same periods, respectively.

Notes Program

Borrowings through our public offering were $801 and $2 at September 30, 2013 and December 31, 2012, respectively. The effective interest rate on the borrowings at September 30, 2013 and December 31, 2012 was 6.40% and 4.95%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the origination of our Notes program:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Notes outstanding, beginning of period	$2	$–	$–
Notes issued	799	2	–
Note repayments / redemptions	–	–	–

Notes outstanding, end of period	$801	$2	$–

The following table shows the maturity of outstanding Notes as of September 30, 2013.

Year Maturing	Amount Maturing
2013	$–
2014	415
2015	–
2016	–
2017	386

Total	$801

The SF Loan, which is unsecured and due to our largest borrower, is a demand note with a maximum outstanding balance of $1,500. The balance has been $1,500 for all of 2012 and 2013, and the interest rate is fixed at 5%.

6. Members’ Capital

The capital structure of the Company was changed with the adoption of the new operating agreement as of March 29, 2012. There is currently one class of units (class A common units) with two members. All members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at September 30, 2013. There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	September 30, 2013	December 31, 2012
A Common Units	$1,880	$1,902

Members’ Capital	$1,880	$1,902

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

The Company accepted new investments under the Notes program in 2013 from managers, members and relatives of members totaling $289, all of which is outstanding at September 30, 2013. This sum includes $57 invested by Bill Myrick, one of the Company’s independent managers, and a $100 investment by David and Carole Wallach, the parents of Daniel M. Wallach, the Company’s Chief Executive Officer and Chairman of the Board of Managers. Mr. Myrick is entitled to receive interest on his Notes at a rate of 7.00% per annum, and Drs. Wallach are entitled to receive interest on their Note at a rate of 7.00% per annum.  As of September 30, 2013, Mr. Myrick and Drs. Wallach had earned $0 and $2, respectively, in interest on their Notes.

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were approximately $1,431 and $588 at September 30, 2013 and December 31, 2012, respectively.

In September 2013, the Company issued a Letter of Credit for $155 to a sewer authority relating to BMH Loan. The Letter of Credit amount is not included in our commitments to lend throughout these financials (including the $1,431 above), as any amount drawn would be included in the credit limit of BMH, and, at September 30, 2013 BMH is under the credit limit by more than the amount of the Letter of Credit.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The subordinated mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables at September 30, 2013 in Note 4.

The property securing the New IMA Loan and the Existing IMA Loan, as described in Note 4 of our year end 2012 consolidated financial statements, is subject to a mortgage in the amount of $1,290, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225, which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The subordinated mortgage balance is subtracted from the appraised value of the finished lots in the lot valuation in Note 4.

9. Subsequent Events

Management of the Company has evaluated subsequent events through October 31, 2013, the date these interim condensed consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $372 subsequent to September 30, 2013. The total debt issued and outstanding pursuant to the Notes offering as of October 31, 2013 is $1,173. Of the $1,173, $298 is from managers, members, and their respective affiliates. Mr. Myrick’s investment increased from $57 to $63.

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

To assist in financing these opportunities, on December 30, 2011, we obtained funding from two demand loans from our members. The total outstanding balance on these loans on September 30, 2013 and December 31, 2012 was $0 and $1,108, respectively. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to our Fixed Rate Subordinated Notes.

To grow the capital of the Company, we established our public offering of up to $700,000 in unsecured subordinated notes (the “Notes”), which was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. To date, we have marketed the Notes through a variety of advertising methods, as well as one-on-one networking. We may continue to utilize these and other methods to market the Notes in the future as our management deems appropriate.

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

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we establish a general reserve for all loans which are not more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we analyze for impairment all loans which are more than 60 days past due at the end of a quarter.  For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we analyze all loans for impairment.  The analysis on loans, if required, develops a collateral value to be compared to the principal amount of the loan.  If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss.  As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Consolidated Results of Operations

Key financial and operating data for the three and nine months ended September 30, 2013 and 2012 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our condensed consolidated financial statements, including the related notes and the other information contained in this document and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Below is a summary of our income statement for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands of dollars)	2013	2012	2013	2012
Interest Income
Interest and fee income on loans	$169	$142	$445	$444
Interest expense	51	30	114	86

Net interest income	118	112	331	358
Less: Loan loss provision	–	–	–	–

Net interest income	118	112	331	358

Non-Interest Expense
Selling, general and administrative	77	78	331	258

Total non-interest expense	77	78	331	258

Net income	$41	$34	$–	$100

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands of dollars)	2013		2012		2013		2012

Interest Income		*		*		*		*
Interest income on loans	$93	8%	$90	7%	$253	7%	$278	7%
Fee income on loans	76	6%	52	4%	192	6%	166	4%
Interest and fee income on loans	169	14%	142	11%	445	13%	444	11%
Interest expense related parties	5	0%	10	1%	17	0%	29	1%
Interest expense unsecured	30	3%	20	1%	72	2%	57	1%
Amortization offering costs	16	1%	–		25	1%	–
Interest expense	51	4%	30	2%	114	3%	86	2%
Net interest income (spread)	118	10%	112	9%	331	10%	358	9%

Weighted average outstanding loan asset balance	$4,730		$5,089		$4,548		$5,304

____________

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 8% and 7% for the three months ended September 30, 2013 and 2012 respectively, and 7% for the nine month periods ended September 30, 2013 and 2012. Our interest cost (expressed as a percentage of our loan assets) was 4% and 2% for the three months ended September 30, 2013 and 2012 respectively, and 3% and 2% for the nine month periods ended September 30, 2013 and 2012, respectively. The difference was 4% and 5% for the three month periods ended September 30, 2013 and 2012 respectively, and 4% and 5% for the nine month periods ended September 30, 2013 and 2012, respectively. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The decrease in the interest difference from 2012 to 2013 is due to the fact that our cost of funds was below the minimum for the 2012 periods. The increase in our interest expense in the three and nine months ended September 30, 2013 is due to more of our borrowed funds being from the public offering, which has a higher interest rate on average than our secured line of credit. In the three months ended September 30, 2013, this increase was enough to raise the interest rate we charge our borrowers, which is why the interest income in those three months was higher. We expect the relationship between interest income and expense for the remainder of 2013 to be generally consistent with the three month period ended September 30, 2013.

•  Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. The loan modifications in 2013, and the loan to a new borrower in the third quarter of 2013, allowed for the construction funding of homes, and included loan fees of $60, which are being recognized over the expected life of the construction borrowings and are included in deferred loan fee and fee income. The portion of the $60 recognized as fee income was $27 and $44 in the three and nine months ended September 30, 2013. The increase in the fee income percentage in both the three and nine month periods ended September 30, 2013 versus the same periods in 2012 is mostly due to this additional loan fee recognition, but also due to the decline in average outstanding balance. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount.

•  Amount of nonperforming assets. We had no nonperforming loan assets at September 30, 2013 and December 31, 2012.

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan losses; however, there is certain risk associated with lending activity and as such we can reasonably anticipate a loan loss provision in the future.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expenses
Legal and Accounting	$23	$9	$122	$148
Salaries and related expenses	19	40	53	40
Website / Management Information Systems (“MIS”)	1	3	11	4
Board related expenses	19	19	57	39
Advertising	2	–	46	–
Rent and Utilities	5	1	11	1
Printing	2	–	11	–
Other	6	6	20	26
Total SG&A	$77	$78	$331	$258

We had reductions in the first nine months of 2013 compared to 2012 in legal and accounting costs (most of which occurred in the first quarter), which were more than offset by increases in salaries and related expenses, board expenses, MIS and advertising. The reduction specifically in accounting is partially an efficiency savings, and partially due to only one year being audited in 2013, compared to two years being audited in 2012. The increase in board expenses is due to not having established our board until the end of the first quarter of 2012. Website costs incurred in the first half of 2012 were generally accrued until the site went live in October of 2012, and are now being amortized over three years. We started advertising in March of 2013 to attract investors, and cut back advertising in June of 2013. Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

We anticipate SG&A costs for the fourth quarter of 2013 to be slightly higher than the third quarter 2013, and slightly less than the average quarter in 2013. As we experiment with different forms of advertising to find a method that provides a strong return on our dollars spent on advertising, we currently plan to limit advertising costs. However, if advertising costs are able to generate desired investment amounts, more advertising costs may be incurred.

Consolidated Financial Position

Deferred Financing Costs, Net

The gross deferred financing costs were $660 and $598 as of September 30, 2013 and December 31, 2012, respectively. The accumulated amortization of those costs was $16 and $2 as of the same dates. Our deferred financing costs included private offering costs incurred of $11. These costs were being amortized over the life of that offering, but because no funds were received from the private offering, the private offering was terminated during the third quarter of 2013. Accordingly, the private offering costs were written-off in the third quarter of 2013. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method.

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Deferred financing costs, beginning balance	$598	$–	$–
Additions	73	598	508
Write-offs	(11)	–	–

Deferred financing costs, ending balance	$660	$598	$508

Less accumulated amortization	(16)	(2)	–

Deferred financing costs, net	$644	$596	$508

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Accumulated amortization, beginning balance	$2	$–	$–
Additions	14	2	–

Accumulated amortization, ending balance	$16	$2	$–

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $3,343 and $3,604 as of September 30, 2013 and December 31, 2012, respectively. These loans were all to third party borrowers that are affiliated with each other, and are cross-collateralized. No allowance has been deemed necessary for these loans. In April, July, and September of 2013 we modified the BMH Loan to allow the borrower to borrow for the construction of homes (on lots 204, 205, and 206 of the Hamlets subdivision located in a suburb of Pittsburgh, Pennsylvania), to borrow in the future for the purchase of lot 5 of the Hamlets subdivision, to issue a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and to allow a fully funded mortgage in superior position to our mortgage in the amount of $1,146, with the $1,146 proceeds being used to reduce BMH’s outstanding loan with us (this reduction occurred on September 30, 2013). We chose to allow the $1,146 pay down of our loan with a superior mortgage because: 1) it should allow for the faster development of both subdivisions, decreasing the amount of risk time we will have; 2) it did not substantially alter the dollars we have at risk; and 3) it increased our return as a percentage of loan assets, as the loans should pay down quicker. The Letter of Credit amount is not included in our commitments to lend throughout these financials, as any amount drawn would be included in the credit limit of the borrower, and as of September 30, 2013, BMH is under the credit limit by more than the amount of the Letter of Credit.

In August 2013, the Company entered into a line of credit agreement with a borrower for the construction of homes in New Jersey. The maximum credit line for this loan is $150, with $22 outstanding at September 30, 2013, net of the builder deposit and unearned loan fee. As this loan is less than 10% of our outstanding loan balance, and it is not more than 60 days past due, we will reserve for this loan in our general loss reserve. The amount of the reserve at the end of the third quarter 2013 would be immaterial. The builder deposit is made by the builder upon initial closing of the loan, and is generally returned to the borrower when the home is 90% complete. It is used to encourage completion of the home, which generally reduces losses on defaulted loans, and to reduce losses on homes which are not completed by being credited to the defaulted loan’s balance.

We expect that we will increase our loans receivable as we raise funds from the issuance of Notes. We anticipate closing new loans in the fourth quarter of 2013.

The following is a roll forward of commercial loans:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Beginning balance	$3,604	$4,580	$4,580
Additions	2,308	355	300
Payoffs/Sales	(2,671)	(1,547)	(804)
Change in builder deposit	(8)	–	–
Earned loan fee	132	216	166

Ending balance	$3,365	$3,604	$4,242

The loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method. During 2013, three construction loans to the same customer were executed with $54 in loan fees, which fees are being recognized over the expected life of each advance. In August 2013, the Company also created a loan with $6 in fees, which fee is being recognized over the expected life of that loan. The aggregate unearned loan fee was $577 and $708 as of September 30, 2013 and December 31, 2012, respectively.

While the remaining balance of the unearned loan fee related to our existing loans will decline to $0 over the life of those loans, we expect total unearned loan fees to increase in the future along with our commercial lending program.

Below is an aging schedule of loans receivable as of September 30, 2013, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	5	$3,365	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	5	$3,365	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	5	$3,365	100%

Below is an aging schedule of loans receivable as of September 30, 2013, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	5	$3,365	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	5	$3,365	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	5	$3,365	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	3	$4,312	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$4,312	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$4,312	100%

Customer Interest Escrow

The loans we extended in December 2011 called for a funded Interest Escrow account, with funds borrowed against the properties as part of the loan balance. The initial funding on that Interest Escrow was $450. The balance as of September 30, 2013 and December 31, 2012 was $319 and $329, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the $1,500 note payable to the borrower. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan. During the nine months ended September 30, 2013, the Interest Escrow was reduced by $242 for interest and fees due on loans, and $12 to reduce the balance on the $400 subordinated mortgage. The Interest Escrow was increased by $56 for interest on the note payable, unsecured and $188 from lot payoffs.

Notes Payable Unsecured

At the same time that we extended the new loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at both September 30, 2013 and December 31, 2012. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. In addition, we owed $801 and $2 in Notes payable under our Notes offering as of September 30, 2013 and December 31, 2012, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined balance as of September 30, 2013 and December 31, 2012 of $0 and $1,108, respectively. We repaid the affiliate loans during the first nine months of 2013 from cash on hand at the end of 2012 and principal paydowns from our borrowers. We had $1,500 and $392 available to us on the affiliate lines as of September 30, 2013 and December 31, 2012 respectively. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all.

Contractual Obligations

We currently have three notes outstanding outside of the public offering. The two notes to affiliates are demand notes established on December 30, 2011, with balances of $0 and $1,108 as of September 30, 2013 and December 31, 2012, respectively. The third note is an unsecured note for $1,500, which is due at the time our customer repays its debt. The balance of this note has not changed since we became the borrower on December 30, 2011. As of September 30, 2013, Notes issued pursuant to the public offering have contractual due dates of:

Year Maturing	Amount Maturing
2013	$–
2014	415
2015	–
2016	–
2017	386

Total	$801

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $1,431 as of September 30, 2013 and $588 as of December 31, 2012. See Note 8 of our interim condensed consolidated September 30, 2013 financial statements for more information on contractual obligations.

Liquidity and Capital Resources

The Company has a limited operating history with our current business model, and our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations, almost all of which are to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly impact losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, some of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. We began to advertise in March of 2013 and have received $801 in Notes proceeds as of September 30, 2013. We anticipate continuing our sales efforts in the fourth quarter of 2013, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose borrowings represent 99% and 100% of our total outstanding borrowings as of September 30, 2013, and December 31, 2012, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities.

We generated income from operations of $41 and $34 for the three months ended September 30, 2013 and 2012, and $0 and $100 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, we had cash on hand of $476 and $646, respectively, and our outstanding debt totaled $2,301 and $2,610, respectively, which was unsecured or payable to related parties. As of September 30, 2013 and December 31, 2012, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,431 and $588, respectively. Our availability on our line of credit from our members was $1,500 and $392 as of September 30, 2013 and December 31, 2012, respectively.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability to reduce future cash outlays by withdrawing our public company status, which would reduce our audit and legal expenses. We also believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Historically, we have funded our business through credit facilities with banks, borrowings from related parties, equity investments by our members, borrowings from the public offering, and payments made pursuant to our loans and commercial real estate leases.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, the public offering, and the SF Loan. The loan balance from our members on September 30, 2013 and December 31, 2012 was $0 and $1,108, respectively. The loan balance from our public offering on September 30, 2013 and December 31, 2012 was $801 and $2, respectively. The loan balance on the SF Loan was $1,500 on both September 30, 2013 and December 31, 2012. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

Our anticipated sources and uses of liquidity are as follows:

We intend to generate liquidity from:

•	borrowings in the form of demand loans from our members;

•	proceeds from the Notes;

•	repayments of loan receivables;

•	interest and fee income;

•	borrowings from lines of credit with banks (not in place yet);

•	sale of property obtained through foreclosure; and

•	other sources as we determine in the future.

We intend to use liquidity to:

•	make payments on other borrowings, including loans from affiliates;

•	pay Notes on their scheduled due date and Notes that we are required to redeem early;

•	make interest payments on the Notes; and

•	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

o	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

o	to make distributions to equity owners;

o	for working capital and other corporate purposes;

o	to purchase defaulted secured debt from financial institutions at a discount;

o	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

o	to purchase real estate, in which we will operate our business; and

o	to redeem Notes which we have decided to redeem prior to maturity.

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are low in many of the housing markets in the U.S. today, and our lending against these values is much safer than loans made by financial institutions in 2006 to 2008.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 5% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 5% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs the builder. Below is a chart showing average CD rates.

Certificates of Deposit Index
Month	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Jan	3.363%	1.688%	1.132%	1.693%	3.674%	5.217%	5.145%	2.730%	0.488%	0.319%	0.313%	0.268%
Feb	3.077%	1.643%	1.113%	1.836%	3.837%	5.266%	4.958%	2.572%	0.407%	0.327%	0.315%	0.262%
Mar	2.828%	1.586%	1.098%	1.996%	3.996%	5.301%	4.748%	2.428%	0.337%	0.331%	0.316%	0.255%
Apr	2.607%	1.533%	1.085%	2.163%	4.158%	5.324%	4.543%	2.265%	0.288%	0.325%	0.321%	0.248%
May	2.423%	1.483%	1.083%	2.332%	4.318%	5.338%	4.323%	2.091%	0.278%	0.305%	0.328%	0.240%
Jun	2.263%	1.419%	1.118%	2.492%	4.483%	5.336%	4.108%	1.893%	0.288%	0.280%	0.336%	0.229%
Jul	2.107%	1.358%	1.162%	2.658%	4.640%	5.324%	3.898%	1.690%	0.293%	0.266%	0.341%
Aug	1.961%	1.303%	1.212%	2.833%	4.774%	5.333%	3.673%	1.483%	0.295%	0.263%	0.338%
Sep	1.868%	1.247%	1.277%	3.000%	4.897%	5.343%	3.517%	1.204%	0.298%	0.268%	0.331%
Oct	1.820%	1.194%	1.355%	3.174%	4.997%	5.323%	3.453%	0.864%	0.300%	0.276%	0.319%
Nov	1.767%	1.171%	1.451%	3.345%	5.081%	5.293%	3.236%	0.685%	0.305%	0.288%	0.304%
Dec	1.726%	1.151%	1.563%	3.512%	5.153%	5.268%	2.965%	0.556%	0.312%	0.304%	0.283%

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of September 30, 2013, we had issued $800,809 in Notes pursuant to our public offering. From October 4, 2012 through September 30, 2013, we incurred expenses of $219,887 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2013 were $580,922, 90% of which was used to increase loan balances and 10% of which reduced the secured debt from affiliates.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2013, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: October 31, 2013	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

