Form 10-K
period 2013-12-31
Shepherd's Finance, LLC
filed 2014-02-26
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Fiscal Year Ended December 31, 2013

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

____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with an affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Our Loan Portfolio Secured by Real Estate.” We have a limited operating history as a finance company. We currently have one paid employee, our Vice President of Operations. Our only executive officer is our Chief Executive Officer, Daniel M. Wallach. Our Board of Managers is comprised of Mr. Wallach and two independent Managers–Bill Myrick and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business.

Our Chief Executive Officer, Daniel M. Wallach, has been in the housing industry since 1985. He was the CFO of a multi-billion dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of $2 billion in loans which generated interest spread of $50 million, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300 million at its peak. He also gained experience in securing defaulted unsecured debt.

To fund our business, we currently have four potential sources of capital: senior secured borrowings; our Notes offering, in which we are offering to the public up to $700 million of Fixed Rate Subordinated Notes pursuant to a Form S-1 Registration Statement (SEC File No. 333-181360); other unsecured borrowings; and equity capital. We began to advertise in March 2013 and have received $1,739,000 in Notes proceeds as of December 31, 2013. We anticipate continuing our sales efforts in 2014, focusing on the efforts that have proven fruitful.

Investment Objectives and Opportunity

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced losses, as a result of the current credit environment, over the last seven years from this type of lending, and, as a result of credit losses and restrictive government oversight, are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the few deals actually done). We believe that these lenders will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Additionally, while we believe the current credit environment will be temporary, we believe the many participants in the finance markets will significantly alter their lending standards (including percentages loaned on collateral value, cash required up front from the builder, and the number of speculatively built homes allowed at any given time), which will also create attractive, long-term opportunities for us. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing.

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

We believe that while creating speculative construction loans is a high risk venture, the reduction in competition, the differences in our lending versus typical bank lending (listed above); and our loss mitigation techniques (covered below) will all help this to continue to be a profitable business.

Over the past seven years, the housing market has been plagued by declining values and a lack of housing starts. More recently, values and starts have been rising. We believe that, despite the issues in the speculative construction industry that were a result of the declining values and a lack of housing starts, it is a good time for this type of lending because:

•	Many traditional lenders to this market have exited or cut back, reducing competition and allowing large spreads (the difference between cost of funds and the rate we charge our borrowers). Better builders can be obtained as customers, with higher spreads;

•	The number of housing starts and the value of homes built are both low but improving. We believe that we were recently at the bottom of the housing cycle, and it is likely that housing starts and values will both increase over time. Increases in both of these items should have a positive effect on our performance;

•	There are fixed costs involved in running this kind of operation, such as payroll and the costs of being subject to public company reporting requirements. These require a fixed interest rate spread in dollars to cover these costs. Interest spread in 2013 of $439,000 was enough to cover these costs; and

•	We do various things to try to mitigate the risks inherent in this type of lending by:

•	Keeping the loan-to-value ratio, or LTV, between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

•	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

•	Having a higher yield than other forms of secured real estate lending;

•	Paying major subcontractors and suppliers directly, which reduces the frequency of liens on the property (liens generally hurt the net realized value of loss mitigation techniques);

•	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

•	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, the LTV, and the yield.

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

To help mitigate the risks associated with not being regulated, we:

•	follow many of the same underwriting principals historically used by banks, including:

•	Collateralizing loans;

•	Using LTV’s to control risk;

•	Controlling the number of loans in one subdivision;

•	Underwriting appraisals; and

•	Conducting property inspections;

•	maintain loan files which will, generally, contain similar information as a bank loan file;

•	secure our loans with mortgages and other documents like banks do; and

•	monitor many of the same ratios bank regulators monitor.

So, while we, in our opinion, improve on some policies and procedures historically used by banks, which we would not be able to do if we were regulated, we follow many of the policies and procedures set up by the various bank regulators. We believe this balanced approach helps us mitigate risk while providing us the opportunity to enter into what we believe to be an underserved market. One example of an improvement on a policy historically used by banks is appraiser selection. Many times banks use a random process to select an appraiser, or a process which uses a middle man. We generally select one of the most qualified appraisers in the specific portion of the market in which we are having the appraisal prepared. We believe this provides for a more consistent result. Another example is geographic diversity. Banks generally do not lend outside of their branch footprint. This does not give regional or local banks enough exposure to most of the United States, but gives them too much exposure in a smaller area. While we are currently heavily concentrated in one market, we are not constrained by policies that prevent better geographic diversity.

Our future loans will likely be marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. As of December 31, 2013, we have retained only one employee in addition to our Chief Executive Officer. Hiring and retaining high quality lending representatives should not be difficult in the short-term banking environment, where construction loan officers will have a hard time finding and keeping employment with traditional lenders. In his previous experience, our Chief Executive Officer had a nationwide staff of 20 lenders working in the field. Compensation will be focused on the profitability of loans originated, not simply the volume of loans originated.

While our business has initially been focused on transactions originating in the Pittsburgh area, we expect to expand into other geographic regions over time as we build or acquire market expertise that will allow us to successfully finance transactions in those areas. Our goal is to market our loans on a nationwide basis. We believe that this goal can only be achieved with sufficient funds from our Notes offering. Currently, our loan portfolio consists of loans made to a low number of customers, but, as we grow our loan assets, we intend to diversify our customer base.

Lines of Business

We seek to create a portfolio that includes some or all of the following investment characteristics: (i) provides current income; (ii) is well-secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads. While we primarily intend to provide commercial construction loans to homebuilders (for residential real estate), we may also purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. Our investment policies may be amended or changed at any time by our Board of Managers.

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, meaning there is no specific customer it is being built for, but the homebuilder believes it will sell before or shortly after completion, and that therefore building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales he will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, we believe that in the future we will generally be lending on spec homes.

In a typical development transaction, a homebuilder/developer purchases a specific parcel or parcels of land. Developers must secure financing in order to pay the purchase price for the land as well as to pay expenses incurred while developing the lots. This is the financing we provide. Once financing has been secured, the lot developers create individual lots. Developers secure permits allowing the property to be developed and then design and build roads and utility systems for water, sewer, gas and electricity to service the property. The individual lots are then sold before a home is built on them; paid off, built on and then sold; or built on, then sold and paid off (in these cases, we may subordinate our loan to the home construction loan). A portion of our current loan portfolio is made up of development loans and is more fully described in “Our Loan Portfolio Secured By Real Estate” in this section.

We fund the loans we originate using available cash resources that are generated primarily from borrowings, net operating cash flow and proceeds of the Notes.

There is a seasonal aspect to home construction, and this affects monthly cash flow. In general, since the home construction loans we create will last 10 months on average, and since we intend to be geographically diverse, we expect the seasonality impact to be somewhat mitigated.

Our real estate loans are or will be secured by one or more of the following:

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

Our customers are typically small-to-medium sized homebuilders that are currently building in the markets in which we lend to them. Generally, they benefit from doing business with us not just because they are able to sell additional homes (which we finance), but because, as they build additional homes, they are able to increase sales of homes that are built as contracted homes, where the eventual home owner supplies the loan. Builders generally have more success selling homes when a model or spec home is available for customers to see. We anticipate that most of our lending will be based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders
Loan Type	Commercial
Loan Purpose	Construction of Homes or Development of Lots
Security	Homes, Lots, and/or Land
Priority	Generally, our loans will be secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.
Loan-to-Value Averages	60-75%
Loan Amounts	Average home construction loan $200,000, development loans vary greatly
Term	Demand
Rate	Cost of Funds plus 2%, minimum rate of 7%
Origination Fee	5% for home construction loans, development loans on a case by case basis
Title Insurance	Only on high risk loans
Hazard Insurance	Only on high risk loans
General Liability Insurance	Always
Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. We will generally not advertise to find customers, but will use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.
Third Party Guarantor	None

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

Purchases of Defaulted Secured Debt from Financial Institutions

Many financial institutions made loans to homebuilders when lot and home values were higher than they are today. In many cases, these loans defaulted, and eventually these loans result in collateral foreclosure. After the foreclosure proceeding, the properties usually become the property of the financial institution, which then sells the property, generally at a loss. While the loan is in the foreclosure process, and after the process while the real estate is owned and for sale, the bank holds a nonperforming asset. Sometimes these nonperforming assets negatively impact the banks’ profitability and regulatory ratios. Some banks choose to cleanse their books of these items at a severe loss, allowing them to, while taking a loss, get back to their commercial lending business. There are opportunities to purchase some portfolios of defaulted loans, and/or real estate owned through foreclosure, at deep discounts compared to the actual value of the property. We have not completed any of these transactions, but may choose to do so if the opportunity presents itself.

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

Our Loan Portfolio Secured by Real Estate

Pennsylvania Loans

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (as amended, the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). Throughout this report, we refer to the BMH Loan, the New IMA Loan, and the Existing IMA Loan collectively as the “Pennsylvania loans.” When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same party, 84 FINANCIAL, L.P., an affiliate of 84 Lumber Company. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently primarily reliant on a single developer and homebuilder for our revenues.

In April, July, September and December 2013, we entered into amendments to the BMH Loan. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lot 5 in the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. We issued a letter of credit for $155,000 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146,000 to be placed in superior position to our mortgage, with the $1,146,000 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146,000 pay down of our loan with a superior mortgage because: (1) it should allow for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the dollars we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania loans should be paid down quicker. The amount of the Letter of Credit is not included in our commitments to lend throughout the financial statements contained in this report, as any amount drawn would be included in the credit limit of BMH, and, as of December 31, 2013, BMH is under the credit limit by more than the amount of the Letter of Credit. The terms and conditions of the Pennsylvania loans are set forth in further detail below.

BMH Loan

The BMH Loan is a revolving demand loan in the original principal amount of up to $4,164,000, of which $3,568,000 was funded at closing. We collected a fee of $750,000 upon closing of the BMH Loan, which was funded from proceeds of the loan. Additionally, $450,000 of the loan proceeds was allocated to an interest escrow account (the “Interest Escrow”). Interest on the BMH Loan accrues annually at 2% plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”). Pursuant to the Credit Agreement, interest payments on the BMH Loan are funded from the Interest Escrow, with any shortfall funded by BMH. Payments of principal on the BMH Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates BMH to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the BMH Loan. The BMH Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve BMH of its obligation to continue to make payments on the BMH Loan as set forth in the Credit Agreement.

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400,000, with a balance of approximately $323,000 and $351,000 as of December 31, 2013 and 2012, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146,000 which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at December 31, 2013 in the table detailing the Pennsylvania loans below.

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

The New IMA Loan is secured by a mortgage in residential property consisting of 18 lots located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $561,000 remaining to be completed as of December 31, 2013. The property securing the New IMA Loan and the Existing IMA Loan is subject to a mortgage in the amount of $1,290,000, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225,000 which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The subordinated mortgage balance is subtracted from the appraised value of the finished lots in the lot valuation in the table detailing the Pennsylvania loans below.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687,000, of which $1,687,000 was outstanding as of both December 31, 2013 and 2012. Interest on the Existing IMA Loan accrues annually at a rate of 7.0%. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500,000, of which $1,500,000 was outstanding on both December 31, 2013 and 2012. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the Interest Escrow. Further, pursuant to that certain Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. The SF Loan was created to both increase our net interest income, and to better secure the BMH Loan.

Interest Escrow

The Pennsylvania loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania loan. The initial funding on that Interest Escrow was $450,000. The balance as of December 31, 2013 and 2012 was $255,000 and $329,000, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400,000 subordinated mortgage upon certain lot sales of the collateral of that loan.

Roll forward of interest escrow for the years ended December 31, 2013 and 2012:

	2013	2012

Beginning balance	$329,000	$450,000
+ SF Loan interest	75,000	69,000
+ Additions from lot payoffs	188,000	169,000
- Interest and fees	(325,000)	(341,000)
- Amount used to reduce $400,000 loan balance	(12,000)	(18,000)

Ending balance	$255,000	$329,000

Initial Funding

On December 30, 2011 we purchased the Existing IMA Loan from the original lender with a cash payment of $186,000 and the assumption of that lender’s obligations under the SF Loan. We also loaned our borrower $2,368,000 in funded cash for its purchase of the land and lots securing the BMH Loan. Our borrower’s loan balances were increased by the $750,000 loan fee on the BMH Loan, the $250,000 loan fee on the New IMA Loan, and the $450,000 Interest Escrow, all of which were not funded with cash.

Whispering Pines Loan

Also in our loans receivable balance is another loan to the same customer in a different subdivision (Whispering Pines) with a balance net of loan fee and builder deposit of $116,000 and $0 as of December 31, 2013 and 2012, respectively. This loan has a builder deposit of 6% of the loan amount, a loan fee of 5% of the loan amount, and has an interest rate of our COF plus 2%. The collateral for the Whispering Pines Loan is a lot with a home under construction.

A detail of the financing receivables for the Pennsylvania loans at December 31, 2013 is as follows:

(All dollar [$] amounts shown in table and footnotes in thousands.)

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 3, 4, and 5			$–		$1,041	(4)
Lot 5 Hamlets			142		180
Interest Escrow			450		255
Loan Fee			750		–
Excess Paydown			(394)	(5)
Construction loan lot 118 Whispering Pines			138		120
Construction loan lot 5 Tuscany			37		–

Total BMH Loan			1,123		1,596
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,479		–
Existing IMA Loan	Demand(2)	7%	1,687		2,299	(3)

Total IMA Loans			3,416		2,299

Unearned Loan Fee			(567)		–
SF Loan Payable			–		1,500

Total			$3,972		$5,395

_______________

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH Loan and the New IMA Loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of $4,140, net of estimated costs to finish the development of $561 and the second mortgage amount of $1,280.

(4) Estimated collateral value is equal to the raw ground appraised value of $1,910 plus improvements of $277, net of the outstanding first mortgage of $1,146.

(5) Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that have been repaid to date. These amounts are available to be reborrowed in the future.

New Jersey Loan

In August 2013, we entered into a line of credit agreement with a borrower for the construction of homes in New Jersey. The maximum credit line for this loan is $150,000, with $72,000 outstanding at December 31, 2013, net of the builder deposit and unearned loan fee. Each home built pursuant to this credit agreement will have a builder deposit of 6% of the available loan amount for that home and a loan fee of 5% of that available loan amount, with an interest rate of our cost of funds plus 2%.

2014 Outlook

In 2014, we anticipate using proceeds from the Notes and other sources to generate additional loans, mostly spec home construction loans, and increasing our customer and geographic diversity.

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

The Investment Company Act of 1940

An investment company is defined under the Investment Company Act of 1940, as amended (the “Investment Company Act”), to include any issuer engaged primarily in the business of investing, reinvesting, or trading in securities. Absent an exemption, investment companies are required to register as such with the SEC and to comply with various governance and operational requirements. If we were considered an “investment company” within the meaning of the Investment Company Act, we would be subject to numerous requirements and restrictions relating to our structure and operation. If we were required to register as an investment company under the Investment Company Act and to comply with these requirements and restrictions, we may have to make significant changes in our proposed structure and operations to comply with exemption from registration, which could adversely affect our business. Such changes may include, for example, limiting the range of assets in which we may invest. We intend to conduct our operations so as to fit within an exemption from registration under the Investment Company Act for purchasing or otherwise acquiring mortgages and other liens on and interest in real estate. In order to satisfy the requirements of such exemption, we may need to restrict the scope of our operations.

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

Risks Related to Our Structure

Payment on the Notes is subordinate to the payment of our outstanding present and future senior debt, if any. Since there is no limit on the amount of senior debt we may incur, our present and future senior debt may make it difficult to repay the Notes.

As of December 31, 2013, we had $0 of senior debt outstanding, with availability on our senior debt lines of credit of $1,500,000. The Notes are subordinate and junior in priority to any and all of our senior debt and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to our Note holders or to other non-senior debt. Therefore, upon such maturity of our senior debt our Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), constructively or beneficially owns all of the equity interests in our Company. As our only executive officer, Mr. Wallach is responsible for all aspects of our day-to-day operations. Though the approval of the independent Managers is required for all affiliate transactions, Mr. Wallach will, nonetheless, be able to exercise significant control over our affairs as the independent Managers may be removed by a vote of holders of 80% of our outstanding voting membership interests.

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

We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Notes upon maturity. Because funds are not set aside periodically for the repayment of the Notes over their respective terms, our Note holders must rely on our consolidated cash flows from operations, investing and financing activities and other sources of financing for repayment, such as funds from the sale of the Notes, loan repayments, and other borrowings. To the extent cash flows from operations and other sources are not sufficient to repay the Notes our Note holders may lose all or part of their investments.

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

We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements.

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

Risks Related to Our Business

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for most of our revenues and a portion of our financing.

As of December 31, 2013, 98% of our outstanding loan balance consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties referred to herein as the “Hoskins Group”). We also have an unsecured loan payable to Investor’s Mark Acquisitions, LLC. Therefore, currently, we are substantially reliant upon a single developer and homebuilder for all of our revenues and a portion of our financing. Any event of bankruptcy, insolvency or general downturn in the business of this developer and homebuilder will have a substantial adverse financial impact on our business and our ability to pay back our Note holders’ investments in the Notes in the long term.

We have a limited operating history and limited experience operating as a company, so we may not be able to successfully operate our business or generate sufficient revenue.

We were organized in May 2007 and, in the past, we were the lessor in three commercial real estate leases with an affiliate, 84 Lumber Company. At the time of the initial leases, our Chief Executive Officer, Daniel M. Wallach, was the Chief Financial Officer of 84 Lumber Company. Mr. Wallach’s employment with 84 Lumber Company ended in April 2011, and the leased properties were sold to 84 Lumber Company affiliates in May and September 2011, thereby terminating the leases. In December 2011, we made our first real estate loan of the type described in our “Business” section. Therefore, we have a limited operating history and limited experience operating as a company from which to evaluate our business or our likelihood of future success in operating our business, generating revenues, or achieving profitability. We cannot assure our Note holders that we will be able to operate our business successfully or implement our operating policies and strategies described in the business section.

We have two lines of credit from affiliates which allow us to incur a significant amount of secured debt. These lines are collateralized by a lien against all of our assets. We expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2013, we had $0 of secured debt outstanding, with availability on our senior debt lines of credit of $1,500,000. These lines are from affiliates. The affiliate loans are collateralized by a lien against all of our assets. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of our Note holders. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt, including the affiliate loans.

Our operations are not subject to the stringent banking regulatory requirements designed to protect investors, so repayment of our Note holders’ investments is completely dependent upon our successful operation of our business.

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks, and thrift institutions, and are not subject to periodic compliance examinations by federal or state banking regulators. For example, we will not be well diversified in our product risk, and we cannot benefit from government programs designed to protect regulated financial institutions. Therefore, an investment in our Notes does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. The return on and of Notes purchased by a Note holder is completely dependent upon our successful operations of our business. To the extent that we do not successfully operate our business, our ability to pay interest and principal on the Notes will be impaired.

Most of our assets will be commercial construction loans to homebuilders and/or developers which are a higher than average credit risk, and therefore could expose us to higher rates of loan defaults, which could impact our ability to repay amounts owed to our Note holders.

Our primary business is extending commercial construction loans to homebuilders, along with some loans for land development. These loans are considered higher risk because the ability to repay depends on the homebuilder’s ability to sell a newly built home. These homes typically are not sold by the homebuilder prior to commencement of construction. Therefore, we may have a higher risk of loan default among our customers than other commercial lending companies. If we suffer increased loan defaults, in any given period, our operations could be materially adversely affected and we may have difficulty making our principal and interest payments on the Notes.

We depend on the availability of significant sources of credit to meet our liquidity needs and our failure to maintain these sources of credit could materially and adversely affect our liquidity in the future.

We plan to maintain a line of credit with a financial institution in the future, so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. We do not have a financial institution line of credit at this time. If we fail to obtain such a line of credit or maintain one, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason and we fail to obtain or renew a line of credit, or we default on our line of credit, our ability to meet our obligations, including our Note obligations, could be materially adversely affected, and we may not have enough cash to pay back our Note holders’ investments. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line), even though we have liquidity from the Notes, will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

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

Our loan investments are currently not diversified geographically. As of December 31, 2013, 98% of our outstanding loan balances are concentrated in the Pittsburgh, Pennsylvania market. We believe that home values are the predominant factor which impacts the amount of money we may lose on loans which default. Even during the recent recession, home prices in the Pittsburgh market have steadily risen. It is still possible that the Pittsburgh housing market could become subject to the same negative conditions that have affected home values nationally. Because of our reliance on the Pittsburgh housing market, any adverse conditions affecting the local housing market in this area will have a magnified adverse effect on our loan portfolio and adversely affect our ability to pay back our Note holders’ investments in the Notes. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes.

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest on the Notes and repay the principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, overall economy, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. The tightening credit markets have made it more difficult for potential homeowners to obtain financing to purchase homes. If housing prices continue to decline or sales in the housing market continue to decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back our Note holders’ investments in the Notes.

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

We could experience increased competition for investment dollars from other companies and financial institutions that are willing to offer higher interest rates. We may be forced to increase our interest rates in order to maintain or increase the issuance of Notes. Any increase in our interest rates could have an adverse impact on our liquidity and our ability to meet a debt covenant under any future lines of credit obtained and/or to repay the Notes.

Our real estate loans are illiquid, which could restrict our ability to respond rapidly to changes in economic conditions.

The real estate loans we currently hold and intend to extend are illiquid. As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic or other conditions may be very limited.

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

We are subject to risk of significant losses on our loans because we do not require our borrowers to insure the title of their collateral for our loans.

It is customary for lenders extending loans secured by real estate to require the borrower to provide title insurance with minimum coverage amounts set by the lender. We do not plan to require some or all of our homebuilders to provide title insurance on their collateral for our loans to them. This represents an additional risk to us as the lender. The homebuilder may have a title problem which normally would be covered by insurance, but may result in a loss on the loan because insurance proceeds are not available.

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

The property securing the New IMA Loan and the Existing IMA Loan (as such terms are defined under “Business — Our Loan Portfolio Secured by Real Estate”) is subject to a mortgage in the amount of $1,290,000, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225,000, which excludes the collateral securing the BMH Loan (as such term is defined under “Business — Our Loan Portfolio Secured by Real Estate”). The holder of this mortgage is then entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds.

In the event of a foreclosure on the property securing certain of our loans, we are subordinate to a third party, which could reduce the amount of proceeds that we would receive on a foreclosure of the property.

Some of the property securing the BMH Loan (as such term is defined under “Business — Our Loan Portfolio Secured by Real Estate”) is subject to a mortgage in the amount of $1,146,000, which is held by an unrelated third party and is superior to our mortgage. If we or the third party foreclose on that portion of the BMH Loan’s collateral, the first $1,146,000 received from the sale of the property will go to the superior mortgage holder, which will reduce the amount available to satisfy our mortgage.

In the event of a foreclosure on the property securing certain of our loans where we are subordinate to a third party, to minimize our loss on the property, we may choose to buy the mortgage in front of us, which would reduce the amount of proceeds that we have to invest in performing loans, reducing our profitability.

The first mortgage on the BMH Loan, which is superior to our mortgage, allows us to buy the first mortgage for a set price in the case of foreclosure on the property securing such mortgage. If we choose to execute this option, we would have less funds available to invest in performing loans, reducing our profitability.

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

The homebuilding industry could experience adverse conditions, and the industry’s implementation of strategies in response to such conditions may not be successful.

The United States homebuilding industry experienced a significant downturn beginning in 2007. During the course of the downturn, many homebuilders focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations, as many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. Although the homebuilding industry recently experienced positive gains, there can be no assurance that these gains will continue. The homebuilding industry could suffer similar, or worse, adverse conditions in the future. Continued decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay our Note holders’ investments in the Notes.

Our cost of funds is substantially higher than that of banks.

Because we do not offer FDIC insurance, and because we want to grow our Note program faster than most banks want to grow their CD base, our Notes offer significantly higher rates than bank CDs. As a result, our cost of funds are higher than banks’ cost of funds. This may make it more difficult for us to compete against banks when they rejoin our niche lending market in large numbers. This could result in losses which could impair or eliminate our ability to pay interest and principal on our outstanding Notes.

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

We are subject to the general market risks associated with real estate construction and development.

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

We are required to devote resources to comply with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing, and this may reduce the resources we have available to focus on our core business.

Pursuant to Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, beginning with this Annual Report on Form 10-K for the fiscal year 2013, our management is required to report on the effectiveness of our internal controls over financial reporting. We may encounter problems or delays in completing any changes necessary to our internal controls over financial reporting. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act may require significant management time and expenses and divert attention or resources away from our core business. In addition, we may encounter problems or delays in completing the implementation of any requested improvements provided by our independent registered public accounting firm.

If we do not meet the requirements to maintain effective internal controls over financial reporting, our ability to raise new capital will be harmed.

If we do not maintain effective internal controls over our financial reporting in accordance with Section 404, it could result in delaying future SEC filings or future offerings. If future SEC filings or future offerings are delayed, it could have an extreme negative impact on our cash flow causing us to default on our obligations.

Our business plan may result in us rapidly growing our commercial lending business, and a team of employees will need to be hired and perform at a high level for us to be successful. We do not have experience in this type of capital structure (using Notes).

There are many risks in running this business plan, including but not limited to rapid growth, liquidity and capital structure issues, and changing markets. We believe that we have effectively created a start-up financial institution. Most start-up financial institutions experience steady growth over a long period of time, typically measured in years. In contrast, we may find that we rapidly grow to our desired portfolio size. We cannot be sure that we will be successful in managing our growth. In order to successfully manage our growth, we must:

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

As of December 31, 2013, we had borrowed $0 from The 2007 Daniel M. Wallach Legacy Trust, with availability on that line of credit of $250,000, and $0 from Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), and his wife, Joyce Wallach, with availability on that line of credit of $1,250,000. These affiliate loans are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these affiliate loans. Pursuant to each promissory note, the affiliates have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the promissory notes and pledge agreement. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2013, we operate an office in Jacksonville, Florida pursuant to a lease, which has been prepaid through its expiration date of May 2014.

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

As of December 31, 2013, we had 2,629 Class A Common Units outstanding, held by our two members. There is no established trading market for our membership Units. As of December 31, 2013, all of our outstanding membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach. For the fiscal years ended December 31, 2013 and 2012, we declared and paid distributions to our owners of $22 and $50, respectively.

We registered up to $700,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of December 31, 2013, we had issued $1,739 in Notes pursuant to our public offering. From October 4, 2012 through December 31, 2013, we incurred expenses of $232 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2013 were $1,507, 80% of which was used to increase loan balances, 16% of which was used to increase cash (and therefore available to create new loan balances as the opportunity arises) and 4% of which reduced the secured debt from affiliates.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2013 and 2012 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2011 and 2010 is derived from our audited consolidated financial statements not included in this document. The summary consolidated financial data as of and for the fiscal year ended 2009 is derived from our unaudited consolidated financial statements not included in this document.

As of, and for, the years ended December 31,

	2013	2012	2011	2010	2009
	(Audited)	(Audited)	(Audited)	(Audited)	(Unaudited)
Operations Data
Interest income	$596	$581	$5	$–	$–
Interest expense	157	115	–	–	–
Net interest income	439	466	5	–	–
Selling, general and administrative expenses	415	344	5	–	–
Income from continuing operations	24	122	–	–	–
Income from discontinued operations	–	–	309	578	550
Net income	$24	$122	$309	$578	$550

Balance Sheet Data
Cash	$722	$646	$50	$–	$–
Accrued interest on loans	27	26	2	–	–
Deferred financing costs, net	649	596	–	–	–
Other assets	14	10	26	–	–
Loans receivable, net	4,045	3,604	4,580	–	–
Assets of discontinued operations	–	–	–	10,339	10,328
Total assets	5,457	4,882	4,658	10,339	10,328
Customer interest escrow	255	329	450	–	–
Accounts payable and accrued expenses	59	41	–	–	–
Notes payable unsecured	3,239	1,502	1,500	–	–
Notes payable related parties	–	1,108	878	–	–
Liabilities of discontinued operations	–	–	–	7,863	8,253
Total liabilities	3,553	2,980	2,828	7,863	8,253
Members’ capital	1,904	1,902	1,830	2,476	2,075
Members’ contributions	–	–	–	–	–
Members’ distributions (1)	$(22)	$(50)	$(955)	$(177)	$(113)

____________

(1) Fiscal 2011 includes in this amount ($250) for the redemption of the ownership interests of two of our former members; ($383) was a return of capital to certain of the remaining members; and ($322) was earnings distributed to the members.

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

During 2007 and continuing through portions of 2011, the Company was the lessor in three commercial real estate leases with an affiliate, 84 Lumber Company (“84 Lumber”). During the majority of time of the business relationship between 84 RE Partners and 84 Lumber, Daniel M. Wallach was employed by 84 Lumber, while also operating as the Manager of 84 RE Partners. The leased properties were sold to 84 Lumber Company in May and September of 2011, and the leases were thereby terminated. This business model generated consistent profits, positive cash flows and returns to the members for the duration of these financings.

In late 2011, management elected to transform our business model. We lend money to residential homebuilders to construct single family homes, and to develop undeveloped land into residential building lots. The loans are extended to residential homebuilders and, as such, are commercial loans. We primarily fund our lending and operations by continued extension of Notes to the general public, which Notes are unsecured subordinated debt. On October 4, 2012 our public Notes offering was declared effective by the SEC, and, as of both December 31, 2013 and 2012, our offering was effective in 38 states. We currently have four sources of capital available: a secured line of credit from affiliates with balances due of $0 and $1,108 as of December 31, 2013 and 2012, respectively, unsecured Notes through our Notes offering with balances of $1,739 and $2 as of the same periods, other unsecured debt with balances of $1,500 at both December 31, 2013 and 2012, and equity, which was $1,904 and $1,902 as of December 31, 2013 and 2012, respectively. Eventually, we intend to replace the lines of credit from affiliates with secured debt from a bank or through other liquidity. Currently the secured lines of credit from affiliates are demand loans collateralized by a lien against all of our assets and are senior in right of payment to our Fixed Rated Subordinated Notes.

 We had $4,045 and $3,604 in loan assets as of December 31, 2013 and 2012, respectively. The estimated value of the total collateral for these loans was $5,527 and $6,124 on December 31, 2013 and 2012, respectively, which is based on an appraisals of the collateral prepared for us on various dates in 2013 and 2012, respectively, and verified with a broker’s opinion of value when appropriate and according to our policy. We extended new funds of $3,331 and $355 during 2013 and 2012, respectively, and received principal paybacks of $2,992 and $1,547 during those same periods.

Economic and Industry Dynamics

Demand for residential construction loans has been negatively impacted by the net decrease in housing starts (a key driver relative to commercial lending to residential homebuilders) over the past seven years. See “Inflation, Interest Rates, and Housing Starts” later in this section. This decrease followed 15 years of increases in housing starts. Home values also decreased during the housing start decline. The combination of these events, along with others, presented significant hurdles to residential homebuilders. In 2013, housing starts and home values were moving off their lows, staging what we believe is the beginning of a recovery.

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

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Start-up operations	Our management has experience in commercial lending to residential homebuilders. However, this represents management’s first attempt to create a stand-alone operation of this type with a capital structure of this type. Management believes possessing experience in business, its track record in this type of lending, and the contacts made in previous endeavors will assist with staffing and other challenges it will face with this new endeavor.
Concentration of loan portfolio (i.e. how many of the loans are of one type, with any particular customer, or within any particular geography)	Our management plans to extend loans to multiple lenders in multiple geographies across the U.S. in order to diversify this risk to the degree possible while continuing to focus on residential homebuilder customers.
Potential loan value-to-collateral value issues (i.e. being underwater on particular loans)	Our management manages this challenge by risk-rating both the geographic region and the builder, then adjusting the loan-to-value (i.e. the loan amount versus the value of the collateral) based on the risk assessments. Additionally, for construction loans, we collect a deposit up-front.
Potential increases in interest rates, which would reduce operating income	We offer variable rate loans that incorporate a spread (i.e. profit) above the Company’s costs of funds to insulate it against this risk. A more detailed description is included in Interest Spread below.
Liquidity

Our management has short and long term plans including, but not limited to:

• Short term – issue Notes to the public; and

• Long-term – execute a form of bank financing to replace the demand loans from affiliates.

Opportunities

Although we can give no assurance as to our success in our efforts, in the future, our management will focus its efforts on the following opportunities:

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

• Fee income. This fee is generally recognized over the life of the loan, based on the maximum allowed loan balance over the expected life of the loan. The amount of interest spread on these loans will depend on the life of the loans, as well as the fee percentage. As more competition comes into the residential construction lending market, we expect this portion of spread income to decrease as a percentage of assets.

• Amount of nonperforming assets. Since we are paying interest on all money we borrow, any asset created or funded with borrowed funds that does not have an interest return costs us money. There is an interest expense for us, with no interest income to offset it. Generally there are two types of nonperforming assets. The first is nonperforming loans, which do not generate interest income unless actually received in cash. The second nonperforming asset type is money borrowed which is not invested in loans. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This will help reduce any negative spread on idle cash.

We calculate interest spread by taking the difference between interest income and expense, and, when we express it as a percentage, by dividing it by our weighted average outstanding loan balance.

Loan Losses

The second major factor in determining our profitability is loan losses. During our existence to date, we have not held nonperforming loans and have incurred no loan losses, but this is unlikely to continue. Losses on loans occur with nonperforming loans (i.e. when customers are unable to repay their interest and/or principal). Normally, the loss in this situation is the difference between the collateral value and the loan value, less any costs of disposal. Homes recently constructed during the past seven years have created significant losses because many homes are worth less than the appraised value at the time the loan was created. Losses also occur in loans when homes are partly built at the point of default, or never built. Generally, a declining real estate market will be the primary driver for loan losses. We believe that while current values may fall in some real estate markets, in general, values are low and represent a lower risk than at other times over the last seven years, and that over the last year in general, values have been rising.

SG&A Expenses

SG&A expenses for us are almost all of the expenses that are not interest and loan losses. In 2013, we experienced increases in SG&A as we increased our payroll and advertising expenses. We anticipate these expenses increasing as our loan balance increases.

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

Loan Losses

Nature of estimates required

Loan losses, as applicable, are accounted for both on the consolidated balance sheets and the consolidated statements of operations. On the consolidated statements of operations, management estimates the amount of losses to capture during the current year. This current period amount incurred is referred to as the loan loss provision. The calculation of our allowance for loan losses, which appears on our consolidated balance sheets, requires us to compile relevant data for use in a systematic approach to assess and estimate the amount of probable losses inherent in our commercial lending operations and to reflect that estimated risk in our allowance calculations. The risk of losses occurs when customers cannot pay their principal and interest due. In the past, we have estimated that risk to be minimal, and therefore we have not proceeded to compare the value of the collateral versus the amount loaned. We use the policy summarized as follows:

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we establish a historical reserve for all loans which are not more than 60 days past due at the end of a quarter. This historical reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we analyze for impairment all loans which are more than 60 days past due at the end of a quarter.  For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we analyze all loans for impairment.  The analysis of loans, if required, develops a collateral value to be compared to the principal amount of the loan.  If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss.  As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Fair Value

Nature of estimates required

Currently, fair value has the potential to impact the calculation of the loan loss provision most heavily. Specifically relevant to the loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. At December 31, 2013 and 2012, no allowance for loan loss was necessary as our outstanding loans were performing and the collateral value (fair value) was more than sufficient to recover the value of the outstanding loans. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the myriad of assumptions that could be used, determining the collateral’s fair value requires significant judgment.

Sensitivity analysis

Change in Fair Value Assumption	December 31, 2013 Loan Loss Provision Higher/(Lower)
Increasing fair value of the total collateral by 20%*	$–
Decreasing fair value of the total collateral by 20%**	$229

____________

* Increases in the fair value of the collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a gross amount of the loans outstanding of $4,652 and the fair value of the total collateral on all outstanding loans was reduced by 20%, a loan loss provision of $229 would be required.

Amortization of Deferred Offering Costs

We amortize our deferred offering costs based on the effective interest method. As such, we make estimates for the amount of proceeds we anticipate receiving from our Notes offering. We also estimate the average duration of these future investments. If either of these estimates is determined to be incorrect in the future, the rate at which we are amortizing the deferred offering costs as interest expense would be adjusted.

Amount of proceeds expected

Currently we anticipate a growing amount of proceeds from the Notes over the anticipated length of the offering. We anticipate that we will originate more proceeds in the later months of the offering than in the first months of the offering.

Sensitivity analysis for amount of proceeds expected

Change in Anticipated Proceeds	2013 Interest Expense Higher/(Lower)
Increasing the anticipated proceeds by 50%	$(6)
Decreasing the anticipated proceeds by 50%	$15

Average duration expected

Currently we anticipate a consistent average duration of 38.5 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest expense for 2013, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in interest expense for 2013.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	2013 Interest Expense Higher/(Lower)
Decreasing the average duration to 30 months for all remaining months of origination	$5

Currently, the average duration is 38.5 months; the available range of investment durations is between 12 and 48 months. Extending the average duration to the maximum of 48 months does not have a meaningful impact on the calculation.

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2013 and 2012 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

Accounting principles generally accepted in the United States of America (U.S. GAAP) require that we report financial and descriptive information about reportable segments and how these segments were determined. Our management determines the allocation and performance of resources based on operating income, net income and operating cash flows. Segments are identified and aggregated based on the products sold or services provided and the market(s) they serve. Based on these factors, management has determined that our ongoing operations are in one segment, commercial lending.

Below is a summary of our income statement for the following periods:

	For the Years Ended December 31,
(in thousands of dollars)	2013	2012
Interest Income
Interest and fee income on loans	$596	$581
Interest expense	157	115

Net interest income	439	466
Less: Loan loss provision	–	–

Net interest income	439	466

Non-Interest Expense
Selling, general and administrative	415	344

Total non-interest expense	415	344

Net income	$24	$122

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Years Ended December 31,
(in thousands of dollars)	2013		2012
Interest Income		*		*
Interest income on loans	$337	7%	$365	7%
Fee income on loans	259	6%	216	4%
Interest and fee income on loans	596	13%	581	11%
Interest expense – related parties	17	0%	38	1%
Interest expense – unsecured	111	2%	77	1%
Amortization of offering costs	29	1%	–
Interest expense	157	3%	115	2%
Net interest income (spread)	439	10%	466	9%

Weighted average outstanding loan asset balance	$4,478		$5,174

____________

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 7% for each of the years ended December 31, 2013 and 2012. Our interest cost (expressed as a percentage of our loan assets) was 3% and 2% for the years ended December 31, 2013 and 2012, respectively (these amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost). The difference was 4% and 5% for those periods, respectively. The decrease in the interest difference from 2012 to 2013 is due to the fact that our cost of funds was below the minimum during 2012. The increase in our interest expense in the year ended December 13, 2013 as compared to the same period for 2012 was due to more of our borrowed funds being from the public offering, which has a higher interest rate on average than our secured line of credit. In the second half of 2013, this increase was enough to raise the interest rate we charge our borrowers, which is why the interest income in 2013 as a whole was higher than 2012. We expect the relationship between interest income and expense for 2014 to be generally consistent with 2013.

•  Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. The loan modifications in 2013, and the loan to a new borrower in the third quarter of 2013, allowed for the construction funding of homes, and included loan fees of $121, which are being recognized over the expected life of the construction borrowings and are included in deferred loan fee and fee income. The portion of the $121 recognized as fee income was $61 in the year ended December 31, 2013. The increase in the fee income percentage in 2013 versus 2012 is mostly due to this additional loan fee recognition, but also due to the decline in average outstanding balance. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount.

•  Amount of nonperforming assets. We had no nonperforming loan assets at December 31, 2013 and 2012. On December 31, 2013 and 2012, we carried cash balances of $722 and $646, respectively. The cost of interest which was paid to our lenders for cash which was not invested was immaterial. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This will help reduce any negative spread on idle cash. We have loan commitments outstanding at the end of the year of $1,449, and intend to close more loans throughout the first quarter of 2014 to reduce the nonperforming cash.

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan losses; however, there is certain risk associated with lending activity and as such we can reasonably anticipate a loan loss provision in the future.

SG&A Expenses

The following table displays a comparison of our SG&A expenses for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
(in thousands of dollars)	2013	2012
Selling, general and administrative expenses
Legal and Accounting	$150	$179
Salaries and related expenses	81	60
Website / Management Information Systems (“MIS”)	12	8
Board related expenses	76	60
Advertising	50	4
Rent and Utilities	16	4
Printing	14	1
Other	16	28
Total SG&A	$415	$344

We had reductions in 2013 compared to 2012 in legal and accounting costs, which were more than offset by increases in salaries and related expenses, board expenses, MIS and advertising. The increase in board expenses is due to not having established our board until the end of the first quarter of 2012. Website costs incurred in the first half of 2012 were generally accrued until the site went live in October 2012, and are now being amortized over three years. We started advertising in March 2013 to attract investors, and cut back advertising in June 2013. Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

We anticipate SG&A costs for 2014 to be comparable to 2013, unless there is a significant increase in loan balances. As we experiment with different forms of advertising to find a method that provides a strong return, we currently plan to limit advertising costs. However, if advertising costs are able to generate desired investment amounts, more advertising costs may be incurred. We also anticipate an increase in expenses related to loan production costs, offsetting the savings in advertising.

Consolidated Financial Position

Cash and Cash Equivalents

We try to carry a small cash balance. For a period of seven consecutive days including December 31, 2012, we borrowed money on our affiliate line of credit which boosted our cash on our balance sheet to $646, at December 31, 2012. This temporary carrying of cash did not significantly increase our interest cost, nor decrease our interest spread. On September 30, 2013, we received $1,146 of repayment from BMH and subsequently received $938 of Notes proceeds in the fourth quarter of 2013. At December 31, 2013, we had $722 in cash. We anticipate having cash balances for substantial periods of time during 2014, because when we create new loans, they typically do not have significant outstanding loan balances for several months.

Deferred Financing Costs, Net

Gross deferred financing costs were $669 and $598 as of December 31, 2013 and 2012, respectively. The accumulated amortization of those costs was $20 and $2 as of the same dates. For the year ended December 31, 2012, our deferred financing costs included private offering costs incurred of $11. These costs were being amortized over the life of that offering, but because no funds were received from the private offering, the private offering was terminated during the third quarter of 2013. Accordingly, the private offering costs were written-off in the third quarter of 2013. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the accumulated amortization will increase in 2014.

The following is a roll forward of deferred financing costs for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012

Deferred financing costs, beginning balance	$598	$–
Additions	82	598
Write-offs	(11)	–

Deferred financing costs, ending balance	$669	$598

Less accumulated amortization	(20)	(2)

Deferred financing costs, net	$649	$596

The following is a roll forward of the accumulated amortization of deferred financing costs:

	For the Years Ended December 31,
	2013	2012

Accumulated amortization, beginning balance	$2	$–
Additions	18	2

Accumulated amortization, ending balance	$20	$2

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $3,853 and $3,604 as of December 31, 2013 and 2012, respectively. These loans were all to third party borrowers that are affiliated with each other, and are cross-collateralized. No allowance has been deemed necessary for these loans. In April, July, and September 2013, we entered into amendments to the BMH Loan. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision located in a suburb of Pittsburgh, Pennsylvania, and to borrow in the future for the purchase of lot 5 of the Hamlets subdivision; we issued a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: (1) it should allow for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the dollars we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania loans should be paid down quicker. The amount of the Letter of Credit is not included in our commitments to lend throughout the financial statements contained in this report, as any amount drawn would be included in the credit limit of BMH, and as of December 31, 2013, BMH is under the credit limit by more than the amount of the Letter of Credit. Also in our loans receivable balance is another loan to the same customer in a different subdivision (Whispering Pines) with a balance net of loan fee and builder deposit of $116 and $0, as of December 31, 2013 and 2012, respectively. This loan has a builder deposit of 6% of the loan amount, a loan fee of 5% of the loan amount, and an interest rate of our cost of funds plus 2%. The collateral for the Whispering Pines Loan is a lot with a home under construction.

In August 2013, we entered into a line of credit agreement with a borrower for the construction of homes in New Jersey. The maximum credit line for this loan is $150, with $72 outstanding at December 31, 2013, net of the builder deposit and unearned loan fee. As this loan is less than 10% of our outstanding loan balance, and it is not more than 60 days past due, we reserve for this loan in our historical loss reserve. The amount of the reserve related to this loan at the end of 2013 is immaterial. For each home built under this credit agreement, the builder deposit is made by the builder upon initial closing of the loan, and is generally returned to the borrower when the home is 90% complete. The builder deposit is used to encourage completion of the home, which generally reduces losses on defaulted loans, and to reduce losses on homes which are not completed by being credited to the defaulted loan’s balance.

We expect that we will increase our loans receivable as we raise funds from the issuance of Notes. We closed $1,220 of new loan commitments in the fourth quarter of 2013, with a balance of $119 of such amount outstanding as of December 31, 2013. This included an amendment to the BMH Loan, and a new loan to BMH. We anticipate creating new loans to new customers in the first quarter of 2014.

The following is a roll forward of commercial loans:

	For the Years Ended December 31,
	2013	2012

Beginning balance	$3,604	$4,580
Additions	3,331	355
Payoffs/sales	(2,992)	(1,547)
Change in builder deposit	(36)	–
New loan fees	(121)	–
Earned loan fee	259	216

Ending balance	$4,045	$3,604

Of the $1,115 loan fee from the origination of these Pennsylvania loans, $76 was used to offset legal expenses related to the creation of the loans. The remaining $1,039 loan fee is being recognized over the expected life of the Pennsylvania loans using the straight-line method. Income of $257 and $216 was recognized during 2013 and 2012, respectively.

While the remaining balance of the unearned loan fee related to our existing loans will decline to $0 over the life of those loans, we expect total unearned loan fees to increase in the future along with our commercial lending program.

Below is an aging schedule of loans receivable as of December 31, 2013, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	6	$4,045	100%

Below is an aging schedule of loans receivable as of December 31, 2013, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	6	$4,045	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	3	$3,604	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$3,604	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$3,604	100%

Below is an aging schedule of loans receivable as of December 31, 2012, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	3	$3,604	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	3	$3,604	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	3	$3,604	100%

The previous four tables are presented with loan amounts net of builder deposits and unearned loan fees. In previous filings, the loan amounts were shown gross, including the builder deposits and unearned loan fees. The net presentation matches the financial statement presentation of loan balances.

Customer Interest Escrow

The Pennsylvania loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania loan. The initial funding on that Interest Escrow was $450. The balance as of December 31, 2013 and 2012 was $255 and $329, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Roll forward of interest escrow for the years ended December 31, 2013 and 2012:

	2013	2012

Beginning balance	$329	$450
+ SF Loan interest	75	69
+ Additions from lot payoffs	188	169
- Interest and fees	(325)	(341)
- Amount used to reduce $400,000 loan balance	(12)	(18)

Ending balance	$255	$329

Notes Payable Unsecured

At the same time that we extended the Pennsylvania loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at both December 31, 2013 and 2012. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. In addition, we owed $1,739 and $2 in Notes payable under our Notes offering as of December 31, 2013 and 2012, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined, outstanding balance as of December 31, 2013 and 2012 of $0 and $1,108, respectively. We repaid the affiliate loans during the first nine months of 2013 from cash on hand at the end of 2012 and principal paydowns from our borrowers. We had $1,500 and $392 available to us on the affiliate lines as of December 31, 2013 and 2012, respectively. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all.

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

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, some of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states as of December 31, 2013. We began to advertise in March 2013 and have received $1,739 in Notes proceeds as of December 31, 2013. We anticipate continuing our sales efforts in 2014, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose borrowings represent 98% and 100% of our total outstanding borrowings as of December 31, 2013 and 2012, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $255 and $329 as of December 31, 2013 and 2012, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow).

We generated net income of $24 and $122 for the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, we had cash on hand of $722 and $646, respectively, and our outstanding debt totaled $3,239 and $2,610, respectively, which was unsecured or payable to related parties. As of December 31, 2013 and 2012, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,449 and $588, respectively. Our availability on our line of credit from our members was $1,500 and $392 as of December 31, 2013 and 2012, respectively.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Our business of borrowing money and re-lending it to generate interest spread is our primary use of capital resources. There are several risks in any financing company of this nature, and we will discuss significant risks here and how they relate to our Company and what, if any, mitigation techniques we have or may employ.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, the SF Loan, and our unsecured Notes from the public offering. The loan balance from our members on December 31, 2013 and 2012 was $0 and $1,108, respectively. The loan balance on the SF Loan was $1,500 on both December 31, 2013 and 2012. The balance of debt from the Notes offering was $1,739 and $2 as of December 31, 2013 and 2012, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We currently generate liquidity from (or may in the future):

•	borrowings in the form of the demand loans from our members;

•	proceeds from the Notes;

•	repayments of loan receivables;

•	interest and fee income;

•	borrowings from lines of credit with banks (not in place yet);

•	sale of property obtained through foreclosure (none to date); and

•	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

•	make payments on other borrowings, including loans from affiliates;

•	pay Notes on their scheduled due date and Notes that we are required to redeem early;

•	make interest payments on the Notes; and

•	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

•	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

•	to make distributions to equity owners;

•	for working capital and other corporate purposes;

•	to purchase defaulted secured debt from financial institutions at a discount;

•	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

•	to purchase real estate, in which we will operate our business; and

•	to redeem Notes which we have decided to redeem prior to maturity.

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

Certificates of Deposit Index

Month	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Jan	3.363%	1.688%	1.132%	1.693%	3.674%	5.217%	5.145%	2.730%	0.488%	0.319%	0.313%	0.268%
Feb	3.077%	1.643%	1.113%	1.836%	3.837%	5.266%	4.958%	2.572%	0.407%	0.327%	0.315%	0.262%
Mar	2.828%	1.586%	1.098%	1.996%	3.996%	5.301%	4.748%	2.428%	0.337%	0.331%	0.316%	0.255%
Apr	2.607%	1.533%	1.085%	2.163%	4.158%	5.324%	4.543%	2.265%	0.288%	0.325%	0.321%	0.248%
May	2.423%	1.483%	1.083%	2.332%	4.318%	5.338%	4.323%	2.091%	0.278%	0.305%	0.328%	0.240%
Jun	2.263%	1.419%	1.118%	2.492%	4.483%	5.336%	4.108%	1.893%	0.288%	0.280%	0.336%	0.229%
Jul	2.107%	1.358%	1.162%	2.658%	4.640%	5.324%	3.898%	1.690%	0.293%	0.266%	0.341%	0.220%
Aug	1.961%	1.303%	1.212%	2.833%	4.774%	5.333%	3.673%	1.483%	0.295%	0.263%	0.338%	0.216%
Sep	1.868%	1.247%	1.277%	3.000%	4.897%	5.343%	3.517%	1.204%	0.298%	0.268%	0.331%	0.214%
Oct	1.820%	1.194%	1.355%	3.174%	4.997%	5.323%	3.453%	0.864%	0.300%	0.276%	0.319%	0.212%
Nov	1.767%	1.171%	1.451%	3.345%	5.081%	5.293%	3.236%	0.685%	0.305%	0.288%	0.304%	0.210%
Dec	1.726%	1.151%	1.563%	3.512%	5.153%	5.268%	2.965%	0.556%	0.312%	0.304%	0.283%	0.206%

Source: Derivation of Rates Reported by Federal Reserve Board-Copyright 2014 MoneyCafe.com (01/2002-06/2013)

and Mortgage-X (07/2013 ETD).

Housing prices are also generally correlated with housing starts, so that increases in housing starts usually coincide with increases in housing values, and the reverse is generally true. Below is a graph showing single family housing starts from 2000 through November 2013.

Source: U.S. Census Bureau

To date, changes in housing starts, CD rates, and inflation have not had a material impact on our business.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a description of new or recent accounting pronouncements.

Subsequent Events

See Note 10 to our consolidated financial statements for subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our Chief Executive Officer, who is our sole executive officer and sole member of management, evaluated, as of December 31, 2013, the effectiveness of our internal control over financial reporting. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 framework). Based on this evaluation, our Chief Executive Officer concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Pursuant to our operating agreement, which was adopted on March 29, 2012, Messrs. Wallach, Myrick and Summers were appointed to initial terms of one year, two years and three years, respectively. Following the expiration of these initial terms, our Managers will be elected to three-year staggered terms. In March 2013, Mr. Wallach’s initial one-year term expired and he was elected to a three-year term expiring in March 2016.

Daniel M. Wallach, age 46, is our Chief Executive Officer and a Manager. He has been our Chief Executive Officer since our Company was founded and, prior to the addition of the two independent Managers in March 2012, he was our sole Manager. Mr. Wallach has over 20 years of experience in finance and real estate. Most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Bill Myrick, age 52, is one of the independent Managers, to which he was elected in March 2012. He has been involved in lumber and building materials for nearly 30 years. In July 2012, Mr. Myrick became the Chief Executive Officer of American Builders Supply, a building material supplier to homebuilders, where he is responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, Chief Executive Officer, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 68, is one of the independent Managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in July 2011, but continues to be associated with United Bank, a regional bank. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

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

Audit Committee

Our Board of Managers has established a separately-designated Audit Committee, whose charter was adopted on August 9, 2012 and amended on October 30, 2013. The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our Audit Committee consists of Messrs. Myrick and Summers, the two independent Managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our Board of Managers believes that each member of the Audit Committee has sufficient knowledge and relevant background experience to serve on the Audit Committee.

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

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–
Kenneth R. Summers	38,000	–	–	–	–	–	38,000
William Myrick	38,000	–	–	–	–	–	38,000
Total	$76,000						$76,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our outstanding membership interests as of December 31, 2013.

Title of Class	Name and Address(1) of Owner	Number of Units(2)	Percent of Class
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	648	24.6%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	1,981	75.4%
		2,629	100%

____________

(1)	The address of each owner listed is 450-106 State Rd. 13 N, Box 243, Saint Johns, FL, 32259.

(2)	The units listed above are owned directly by the owners listed above. All of our outstanding membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach Loan”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Trust Loan”). The total outstanding balance on these loans as of December 31, 2013 and 2012 was $0 and $1,108,091, respectively. During the twelve months ended December 31, 2013, we reduced the principal balance by $1,108,091 and paid $19,159 in interest on these loans. Each of the demand loans is evidenced by a promissory note, is payable upon demand of the lender and bears an interest rate equal to the lender’s cost of funds (defined in the promissory note as the weighted average price paid by the lender on or in connection with all of its borrowed funds). Pursuant to each promissory note, the affiliate has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2013 and 2012, the interest rate was 3.71% and 3.93%, respectively, for both the Wallach Loan and the Trust Loan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, Carr, Riggs & Ingram, LLC (“CRI”) served as our independent registered public accounting firm and provided certain other services. CRI has served as our independent registered public accounting firm since 2011. The Audit Committee currently anticipates that it will engage CRI as our independent registered public accounting firm to audit our consolidated financial statements as of and for the year ending December 31, 2014, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new independent registered public accounting firm at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed in accordance with applicable securities laws.

Our Audit Committee reviewed the audit and non-audit services performed by CRI, as well as the fees charged by CRI for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by CRI, including the audits of our annual consolidated financial statements, for the years ended December 31, 2013 and 2012, respectively, are set forth in the table below.

	2013	2012
Audit Fees	$95,867	$135,190
Audit-Related Fees*	21,789	109,928
Tax Fees	–	–
All Other Fees	–	–
Total	$117,656	$245,118

____________

* Public offering assistance

Pre-Approval Policies

The Audit Committee charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent registered public accounting firm, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

CRI was initially engaged to perform the year end 2011 audit and the review of the first quarter of 2012 by Mr. Wallach, then our only Manager, before the Board of Managers was established in March 2012. At the initial Board meeting in March 2012, the Board approved and ratified the engagement of CRI. The Board has since pre-approved all engagements of CRI in accordance with the policies set forth above.

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

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
4.1	Indenture Agreement (including Form of Note) dated October 4, 2012
10.1	Mortgage dated July 21, 2010 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, and Anna Marie Corrado, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.2	Subordinated Promissory Note dated December 29, 2010 between 84 FINANCIAL, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.3	Credit Agreement dated December 30, 2011 by and between Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.4	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.5	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.6	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.7	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.8	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.9	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.11		Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.12		Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.13		Amended and Restated Subordination of Mortgage dated December 31, 2011 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, Anna Marie Corrado, and Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.14		Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.15		First Amendment to Credit Agreement, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360
10.16	*	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc.
21.1		Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: February 26, 2014	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach Daniel M. Wallach	Chief Executive Officer and Manager (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	February 26, 2014

/s/ Bill Myrick Bill Myrick	Manager	February 26, 2014

/s/ Kenneth Summers Kenneth Summers	Manager	February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC and affiliate (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

February 26, 2014

Enterprise, Alabama

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(in thousands of dollars)	2013	2012

Assets
Cash and cash equivalents	$722	$646
Accrued interest on loans	27	26
Deferred financing costs, net	649	596
Other assets	14	10
Loans receivable, net	4,045	3,604

Total assets	$5,457	$4,882

Liabilities and Members’ Capital
Customer interest escrow	$255	$329
Accounts payable and accrued expenses	59	41
Notes payable unsecured	3,239	1,502
Notes payable related party	–	1,108

Total liabilities	3,553	2,980

Commitments and Contingencies (Note 8)

Members’ capital	1,904	1,902

Total liabilities and members’ capital	$5,457	$4,882

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012

(in thousands of dollars)	2013	2012

Interest Income
Interest and fee income on loans	$596	$581
Interest expense	157	115

Net interest income	439	466
Less: Loan loss provision	–	–

Net interest income	439	466

Non-Interest Expense
Selling, general and administrative	415	344

Total non-interest expense	415	344

Net income	$24	$122

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Shepherd’s Finance, LLC

Consolidated Statements of Changes In Members’ Capital

For the years ended December 31, 2013 and 2012

(in thousands of dollars)	2013	2012

Members’ capital, beginning balance	$1,902	$1,830
Net income	24	122
Distributions to members	(22)	(50)

Members’ capital, ending balance	$1,904	$1,902

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012

(in thousands of dollars)	2013	2012

Cash flows from operations
Net income	$24	$122
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization and impairment of deferred financing costs	29	2
Net change in operating assets and liabilities
Other operating assets	(7)	24
Accrued interest receivable	(1)	(24)
Deferred loan fees	(138)	(216)
Customer interest escrow	(74)	(121)
Accounts payable and accrued expenses	18	41

Net cash provided by (used in) operating activities	(149)	(172)

Cash flows from investing activities
Loan originations and principal collections, net	(303)	1,192
Other investing activity	3	(8)

Net cash provided by (used in) investing activities	(300)	1,184

Cash flows from financing activities
Distributions to members	(22)	(50)
Net proceeds from (repayments of) related party notes	(1,108)	230
Proceeds from unsecured Notes	1,737	2
Payments of deferred financing costs	(82)	(598)

Net cash provided by (used in) financing activities	525	(416)

Net increase (decrease) in cash and cash equivalents	76	596

Cash and cash equivalents
Beginning of period	646	50

End of period	$722	$646

Supplemental disclosure of cash flow information
Cash paid for interest	$28	$36

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business and Basis of Presentation

Description of Business

Structure and Control Environment

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we” or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operated pursuant to an operating agreement by and among Daniel M. Wallach and the members of the Company from its inception through March 29, 2012, at which time it adopted an amended and restated operating agreement. Under the amended and restated operating agreement, we have three Managers, Daniel M. Wallach (who is also our Chief Executive Officer “CEO”), and our independent Managers - Kenneth Summers and Bill Myrick.

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

Change in Strategy

In late 2011, management elected to transform our business model. The Company lends money to residential homebuilders to construct single family homes, and to develop undeveloped land into residential building lots. The loans are extended to residential homebuilders and, as such, are commercial loans. We fund our lending and operations by continued extension of Notes to the general public, which Notes are unsecured subordinated debt. We currently have four sources of capital: a secured line of credit from affiliates with a balance due of $0 and $1,108 as of December 31, 2013 and 2012, respectively, unsecured Notes through our Notes offering with balances of $1,739 and $2 as of the same periods, other unsecured debt with balances of $1,500 at both December 31 2013 and 2012, and equity, which was $1,904 and $1,902 as of December 31, 2013 and 2012, respectively. Eventually, the Company intends to replace the lines of credit from affiliates with secured debt from a bank or through other liquidity.

Liquidity and Capital Resources

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

The Company’s anticipated primary source of liquidity going forward is interest income and/or principal repayments related to the loans, as well as funds borrowed from creditors, some of whom are currently members and affiliates.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states as of December 31, 2013. We began to advertise in March 2013 and have received $1,739 in Notes proceeds as of December 31, 2013. We anticipate continuing our sales efforts in 2014, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose borrowings represent 98% and 100% of our total outstanding borrowings as of December 31, 2013 and 2012, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $255 and $329 as of December 31, 2013 and 2012, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow).

We generated net income of $24 and $122 for the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, we had cash on hand of $722 and $646, respectively, and our outstanding debt totaled $3,239 and $2,610, respectively, which was unsecured or payable to related parties. As of December 31, 2013 and 2012, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,449 and $588, respectively. Our availability on our line of credit from our members was $1,500 and $392 as of December 31, 2013 and 2012, respectively.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the two most significant factors driving our current plans are the continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Basis of Presentation

Principles of Consolidation These consolidated financial statements include the consolidated accounts of the Company’s subsidiary and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods. All intercompany balances and transactions have been eliminated. Our consolidated results for the year ended December 31, 2013 are not necessarily indicative of what our results will be for future years.

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

Operating Segments Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on operating income, net income and operating cash flows.  Segments are identified and aggregated based on products sold or services provided and the market(s) they served.  Based on these factors, we have determined that the Company’s operations are in one segment, commercial lending.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $50 and $4 for the years ended December 31, 2013 and 2012, respectively.

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

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we establish a historical reserve for all loans which are not more than 60 days past due at the end of a quarter. This historical reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we analyze for impairment all loans which are more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we analyze all loans for impairment. The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan. If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Deferred Financing Costs, Net

We defer certain costs associated with financing activities related to the issuance of debt securities (Deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. We make estimates for the amount of proceeds we anticipate receiving from our Notes offering. We also estimate the average duration of these future investments. If either of these estimates is determined to be incorrect in the future, the rate at which we are amortizing the deferred offering costs as interest expense would be adjusted and could have a material impact on the consolidated financial statements.

For the year ended December 31, 2012, our deferred financing costs included private offering costs incurred of $11. These costs were being amortized over the life of that offering, but because no funds were received from the private offering, the private offering was terminated during the third quarter of 2013. Accordingly, the private offering costs were written-off in the third quarter of 2013.

The following is a roll forward of deferred financing costs for the years ended December 31, 2013 and 2012:

	2013	2012
Deferred financing costs, beginning balance	$598	$–
Additions	82	598
Write-offs	(11)	–
Deferred financing costs, ending balance	$669	$598
Less accumulated amortization	(20)	(2)
Deferred financing costs, net	$649	$596

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2013 and 2012:

	2013	2012
Accumulated amortization, beginning balance	$2	$–
Additions	18	2
Accumulated amortization, ending balance	$20	$2

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

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There were no significant interest or penalties assessed or paid in the years ended December 31, 2013 and 2012.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At December 31, 2013, our loans were primarily concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of December 31, 2013, 98% of our outstanding loan balance consists of loans to one borrower, and the collateral is in one real estate market.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, later updated with ASU 2013-01, which created new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosures are limited to financial instruments and derivatives subject to enforceable master netting arrangements or similar agreements and exclude loans and deposits at the same institution. The amendments affect all entities that have financial instruments and derivatives that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are offset in the balance sheet. The ASU requires entities to disclose, separately for financial assets and liabilities, including derivatives, the gross amounts of recognized financial assets and liabilities; the amounts offset under current U.S. GAAP; the net amounts presented in the balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the reconciling amount. The disclosure requirements were effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. We have reviewed this ASU as updated and determined that it does not have a material impact on the disclosure requirements of the Company.

Subsequent Events

Management of the Company has evaluated subsequent events through February 26, 2014, the date these consolidated financial statements were issued. See Note 10.

3. Fair Value

At December 31, 2013 and 2012, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at December 31, 2013 and 2012. The estimated fair values for other loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at December 31, 2013 and 2012. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: (1) the customer loans are demand loans, (2) there is no way to estimate how long the escrow will be in place, and (3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both December 31, 2013 and 2012.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at December 31, 2013 and 2012.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

December 31, 2013

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$722	$722	$722	$–	$–
Loans receivable, net	4,045	4,045	–	–	4,045
Financial Liabilities
Customer interest escrow	255	255	–	–	255
Notes payable unsecured	3,239	3,239	–	–	3,239
Commitments to extend credit	–	–	–	–	–

December 31, 2012

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$646	$646	$646	$–	$–
Loans receivable, net	3,604	3,604	–	–	3,604
Financial Liabilities
Customer interest escrow	329	329	–	–	329
Notes payable unsecured	1,502	1,502	–	–	1,502
Notes payable related party	1,108	1,108	–	–	1,108
Commitments to extend credit	–	–	–	–	–

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2013 and 2012:

	2013	2012

Commercial construction and development loans, net	$4,045	$3,604
Less: Allowance for loan losses	–	–

	$4,045	$3,604

Roll forward of commercial construction and development loans for the years ended December 31, 2013 and 2012:

	2013	2012

Beginning balance	$3,604	$4,580
Additions	3,331	355
Payoffs/sales	(2,992)	(1,547)
Change in builder deposit	(36)	–
New loan fees	(121)	–
Earned loan fee	259	216

Ending balance	$4,045	$3,604

Commercial Construction and Development Loans

Pennsylvania Loans

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (as amended, the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). Throughout this report, we refer to the BMH Loan, the New IMA Loan, and the Existing IMA Loan collectively as the “Pennsylvania loans.” When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same party, 84 FINANCIAL, L.P., an affiliate of 84 Lumber Company. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently primarily reliant on a single developer and homebuilder for our revenues.

In April, July, September and December 2013, we entered into amendments to the BMH Loan. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lot 5 in the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. We issued a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The amount of the Letter of Credit is not included in our commitments to lend throughout the financial statements contained in this report, as any amount drawn would be included in the credit limit of BMH, and, as of December 31, 2013, BMH is under the credit limit by more than the amount of the Letter of Credit. The terms and conditions of the Pennsylvania loans are set forth in further detail below.

BMH Loan

The BMH Loan is a revolving demand loan in the original principal amount of up to $4,164, of which $3,568 was funded at closing. We collected a fee of $750 upon closing of the BMH Loan, which was funded from proceeds of the loan. Additionally, $450 of the loan proceeds was allocated to an interest escrow account (the “Interest Escrow”). Interest on the BMH Loan accrues annually at 2% plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”). Pursuant to the Credit Agreement, interest payments on the BMH Loan are funded from the Interest Escrow, with any shortfall funded by BMH. Payments of principal on the BMH Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates BMH to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the BMH Loan. The BMH Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve BMH of its obligation to continue to make payments on the BMH Loan as set forth in the Credit Agreement.

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400, with a balance of approximately $323 and $351 as of December 31, 2013 and 2012, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at December 31, 2013 in the table detailing the Pennsylvania loans below.

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

The New IMA Loan is secured by a mortgage in residential property consisting of 18 lots located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $561 remaining to be completed as of December 31, 2013. The property securing the New IMA Loan and the Existing IMA Loan is subject to a mortgage in the amount of $1,290 which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225 which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The subordinated mortgage balance is subtracted from the appraised value of the finished lots in the lot valuation in the table detailing the Pennsylvania loans below.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687, of which $1,687 was outstanding as of both December 31, 2013 and 2012. Interest on the Existing IMA Loan accrues annually at a rate of 7.0%. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrent with the execution of the loans above, we entered into the SF Loan with the Hoskins Group, under which we are the borrower. Management presently has no intention to offset our payments of principal or interest against amounts due to us from the lender; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at December 31, 2013 and 2012. The SF Loan is described in Note 5.

Interest Escrow

The Pennsylvania loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania loan. The initial funding on that Interest Escrow was $450. The balance as of December 31, 2013 and 2012 was $255 and $329, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The interest escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

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

Whispering Pines Loan

Also in our loans receivable balance is another loan to the same customer in a different subdivision (Whispering Pines) with a balance net of loan fee and builder deposit of $116 and $0 as of December 31, 2013 and 2012, respectively. This loan has a builder deposit of 6% of the loan amount, a loan fee of 5% of the loan amount, and has an interest rate of our COF plus 2%. The collateral for the Whispering Pines Loan is a lot with a home under construction.

A detail of the financing receivables for the Pennsylvania loans at December 31, 2013 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 3, 4, and 5			$–		$1,041	(4)
Lot 5 Hamlets			142		180
Interest Escrow			450		255
Loan Fee			750		–
Excess Paydown			(394)	(5)
Construction loan lot 118 Whispering Pines			138		120
Construction loan lot 5 Tuscany			37		–

Total BMH Loan			1,123		1,596
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,479		–
Existing IMA Loan	Demand(2)	7%	1,687		2,299	(3)

Total IMA Loans			3,416		2,299

Unearned Loan Fee			(567)		–
SF Loan Payable			–		1,500

Total			$3,972		$5,395

A detail of the financing receivables at December 31, 2012:

Item	Term	Interest Rate	Funded to borrower	Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
4 Lots and land for phases 3, 4, and 5			$1,095	$2,385
Interest Escrow			450	329
Loan Fee			750	–

Total BMH Loan			2,295	2,714
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250	–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	80	–
Existing IMA Loan	Demand(2)	7%	1,687	1,910

Total IMA Loans			2,017	1,910

Unearned Loan Fee			(708)	–
SF Loan Payable			–	1,500

Total			$3,604	$6,124

_______________

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of $4,140, net of estimated costs to finish the development of $561 and the second mortgage amount of $1,280.

(4) Estimated collateral value is equal to the raw ground appraised value of $1,910 plus improvements of $277, net of the outstanding first mortgage of $1,146.

(5) Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that has/have been repaid to date. These amounts are available to be reborrowed in the future.

Except for the Whispering Pines loan, the loans are collectively cross-collateralized and, therefore, treated as one loan for the purpose of calculating the effective interest rate and for available remedies upon an instance of default. As lots are released, a specific release price is repaid by the borrower, with 10% of that amount being used to fund the Interest Escrow (except for the construction funding for homes). The customer will make cash interest payments only when the Interest Escrow is fully depleted, except for construction funding for homes, where the customer makes interest payments monthly.

Of the $1,115 loan fee from the origination of these Pennsylvania demand loans, $76 was used to offset legal expenses related to the creation of the loans. In accordance with ASC 310-20, Nonrefundable Fees and Other Costs, the remaining $1,039 loan fee is being recognized over the expected life of the loans using the straight-line method. Income of $257 and $216 was recognized during 2013 and 2012, respectively. The effective annual rate on the loans for 2013 and 2012 was 13.27% and 11.24%, respectively.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, which was $4,750 and $4,900 at December 31, 2013 and 2012, respectively. This limit does not include the construction loans for lot 118 Whispering Pines or lot 5 Tuscany as of December 31, 2013.

New Jersey Loan

In August 2013, the Company entered into a line of credit agreement with a borrower for the construction of homes in New Jersey. The maximum credit line for this loan is $150, with $72 outstanding at December 31, 2013, net of the builder deposit and unearned loan fee. Each loan drawn pursuant to this credit agreement will have a builder deposit of 6% of the available loan amount for that home and a loan fee of 5% of that available loan amount, with an interest rate of our cost of funds plus 2%.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Classified – a classified asset ranges from: (1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By Classification:

	December 31, 2013	December 31, 2012

Pass	$4,045	$3,604
Special mention	–	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$4,045	$3,604

At December 31, 2013 and 2012, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.71% and 3.93% as of December 31, 2013 and 2012, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 and $1,108 as of December 31, 2013 and 2012, respectively, leaving $1,500 and $392, respectively, in available credit on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $438 and $986 for the years ended December 31, 2013 and 2012, respectively, and the interest expense was $17 and $38 for the same periods, respectively.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500, of which $1,500 was outstanding on both December 31, 2013 and 2012. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the interest escrow. Further, pursuant to that certain Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. Management’s intentions related to offsetting our payments of principal or interest against amounts due to us from the lender are undetermined; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at December 31, 2013 and 2012.

Notes Program

Borrowings through our public offering were $1,739 and $2 at December 31, 2013 and 2012, respectively. The effective interest rate on the borrowings at December 31, 2013 and 2012 was 6.72% and 4.95%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the origination of our Notes program:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Notes outstanding, beginning of period	$2	$–
Notes issued	1,737	2
Note repayments / redemptions	–	–

Notes outstanding, end of period	$1,739	$2

The following table shows the maturity of outstanding Notes as of December 31, 2013.

Year Maturing	Amount Maturing
2014	$430
2015	74
2016	8
2017	727
2018	500

Total	$1,739

6. Members’ Capital

The capital structure of the Company was changed with the adoption of the new operating agreement as of March 29, 2012. There is currently one class of units (class A common units) with two members, both of whom have no personal liability. All members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at December 31, 2013. There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	December 31, 2013	December 31, 2012
A Common Units	$1,904	$1,902

Members’ Capital	$1,904	$1,902

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

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates, as more fully described in Note 5 – Affiliate Loans.

The Company has a loan agreement with the Hoskins Group, as more fully described in Note 5 – SF Loan.

The Company accepted new investments under the Notes program in 2013 from employees, managers, members and relatives of managers and members totaling $323, all of which is outstanding at December 31, 2013. This sum includes $63 invested by Bill Myrick, one of the Company’s independent managers, and a $100 investment by David and Carole Wallach, the parents of Daniel M. Wallach, the Company’s Chief Executive Officer and Chairman of the Board of Managers. Mr. Myrick is entitled to receive interest on his Notes at a rate of 7.00% per annum, and Drs. Wallach are entitled to receive interest on their Note at a rate of 7.00% per annum.  As of December 31, 2013, Mr. Myrick and Drs. Wallach had earned $1 and $4, respectively, in interest on their Notes.

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $1,449 and $588 at December 31, 2013 and 2012, respectively.

In September 2013, the Company issued a Letter of Credit for $155 to a sewer authority relating to the BMH Loan. The amount of the Letter of Credit is not included in our commitments to lend throughout these financial statements (including the $1,449 above), as any amount drawn would be included in the credit limit of BMH, and, at December 31, 2013, BMH is under the credit limit by more than the amount of the Letter of Credit.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at December 31, 2013 in Note 4.

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

9. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2013 and 2012 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2013	2013	2013	2013	2012	2012	2012	2012

Net interest income	$108	$118	$114	$99	$108	$112	$112	$134
SG&A expense	84	77	114	140	86	78	57	123
Net Income (Loss)	$24	$41	$–	$(41)	$22	$34	$55	$11

10. Subsequent Events

Under the Notes offering, the Company issued an additional $23 subsequent to December 31, 2013. The total debt issued and outstanding pursuant to the Notes offering as of February 26, 2014 is $1,762. Of the $1,762, $326 is from employees, managers, members and relatives of managers and members.

On January 10, 2014, the Company closed two loans with American Built Homes, LLC for the construction of homes in Denver Colorado. The loans are demand loans and total $672 with $33 outstanding at February 26, 2014, net of the builder deposit, interest escrow, and unearned loan fee. Each loan has a builder deposit of 6% of the loan amount, a loan fee of 5%, and an interest rate of our cost of funds plus 2%. An interest escrow was funded from loan proceeds at closing.

On January 17, 2014, the Company signed a commitment letter with a builder customer in New Jersey for a construction loan anticipated to be $240, which commitment expires April 30, 2014. The loan would have a builder deposit of 6% of the loan amount and a loan fee of 5%, with an interest rate of our cost of funds plus 2%.

On February 25, 2014, the Company closed on a loan with the Hoskins Group for a home in Pittsburgh, Pennsylvania. The loan is a demand loan in the amount of $215 with $210 outstanding at February 26, 2014, net of the unearned loan fee. The loan has a loan fee of 5%, and an interest rate of our cost of funds plus 2%.

On February 26, 2014, the Board of Managers, upon recommendation by the Chief Executive Officer, authorized cash distributions to the Company’s members of 68% of net income for the fourth quarter of 2013 totaling $16, which will be distributable to the members ratably based on each member’s respective membership interest.

