Form 10-Q
period 2014-03-31
Shepherd's Finance, LLC
filed 2014-05-01
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations and cash flows.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our 2013 Form 10-K in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
	March 31, 2014	December 31, 2013
(in thousands of dollars)	(Unaudited)

Assets
Cash and cash equivalents	$511	$722
Accrued interest on loans	38	27
Deferred financing costs, net	654	649
Other assets	23	14
Loans receivable, net	5,169	4,045
Total assets	$6,395	$5,457
Liabilities and Members’ Capital
Customer interest escrow	$247	$255
Accounts payable and accrued expenses	83	59
Notes payable unsecured	4,160	3,239
Total liabilities	4 ,490	3,553

Commitments and Contingencies (Notes 4 and 8)

Members’ capital	1,905	1,904

Total liabilities and members’ capital	$6,395	$5,457

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
(in thousands of dollars)	2014	2013
Interest Income
Interest and fee income on loans	$196	$126
Interest expense	63	27

Net interest income	133	99
Less: Loan loss provision	1	–

Net interest income	132	99

Non-Interest Expense
Selling, general and administrative	115	140

Total non-interest expense	115	140

Net income (loss)	$17	$(41)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

For the Three Months Ended March 31, 2014

(in thousands of dollars)
Members’ capital, as of December 31, 2013	$1,904
Net income	17
Distributions	(16)

Members’ capital, as of March 31, 2014	$1,905

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	For the Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Cash flows from operations
Net income (loss)	$17	$(41)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of deferred financing costs	12	4
Net loan origination fees deferred (earned)	13	(49)
Net change in operating assets and liabilities
Other operating assets	(8)	3
Accrued interest on loans	(11)	–
Customer interest escrow	(8)	(45)
Accounts payable and accrued expenses	24	13

Net cash provided by (used in) operating activities	39	(115)

Cash flows from investing activities
Loan originations and principal collections, net	(1,138)	111

Net cash provided by (used in) investing activities	(1,138)	111

Cash flows from financing activities
Distributions to members	(16)	(22)
Proceeds from (repayments of) related party notes	–	(629)
Proceeds from (repayments of) unsecured Notes	921	50
Payments of deferred financing costs	(17)	(33)

Net cash provided by (used in) financing activities	888	(634)

Net increase (decrease) in cash and cash equivalents	(211)	(638)

Cash and cash equivalents
Beginning of period	722	646
End of period	$511	$8
Supplemental disclosure of cash flow information
Cash paid for interest	$9	$6

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

We anticipate expanding our lending capacity and funding our business operations by continued extension of unsecured subordinated notes (“Notes”) to the general public, which Notes are unsecured subordinated debt. We have a revolving secured line of credit from affiliates with no balance outstanding as of both March 31, 2014 and December 31, 2013. Eventually, the Company intends to permanently replace the debt to affiliates with secured debt from a bank or through other liquidity.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2014. These unaudited interim condensed consolidated financial statements should be read in conjunction with the year end 2013 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies of the notes to the 2013 Statements.

Liquidity and Capital Resources

Our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations, the majority of which are to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly impact losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary source of liquidity going forward is the continued extension of Notes to the general public, interest income and/or principal repayments related to the loans, as well as funds borrowed from affiliated creditors.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states as of both March 31, 2014 and December 31, 2013. We began to advertise in March 2013 and received an aggregate of approximately $2,660 and $1,739 in Notes proceeds as of March 31, 2014 and December 31, 2013, respectively. We anticipate continuing our sales efforts in the remainder of 2014, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represent 83% and 98% of our total outstanding loan commitments as of March 31, 2014 and December 31, 2013, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $215 and $255 as of March 31, 2014 and December 31, 2013, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that in the short term, a default might impact profitability, but not liquidity, as we are not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow).

We generated net income (loss) of $17 and ($41) for the three months ended March 31, 2014 and 2013 respectively. At March 31, 2014 and December 31, 2013, we had cash on hand of $511 and $722, respectively, and our outstanding debt totaled $4,160 and $3,239, respectively, which was unsecured or payable to related parties. As of March 31, 2014 and December 31, 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $2,262 and $1,449, respectively. Our availability on our line of credit from our members was $1,500 as of both March 31, 2014 and December 31, 2013.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that market conditions could deteriorate, which could materially affect our consolidated financial position, results of operations and cash flows. Among other effects, such changes could result in the need to increase the amount of our allowance for loan losses.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general, and administrative. Advertising expenses were $0 and $8 for the three months ended March 31, 2014 and 2013, respectively.

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

Loans Receivable

Loans are stated at the amount of unpaid principal, net of any allowances for loan losses, and adjusted for (1) the net amount of direct costs and nonrefundable loan fees associated with lending, and (2) deposits made by the borrowers used as collateral for a loan and due back to the builder at or prior to loan payoff. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method. The majority of the Company’s loans are secured by real estate in a suburb of Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in that area.

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

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we establish a collective reserve for all loans which are not more than 60 days past due at the end of a quarter. This collective reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we individually analyze for impairment all loans which are more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we individually analyze all loans for impairment. The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan. If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Deferred financing costs, beginning balance	$669	$598	$598
Additions	17	82	33
Write-offs	–	(11)	–

Deferred financing costs, ending balance	$686	$669	$631

Less accumulated amortization	(32)	(20)	(6)

Deferred financing costs, net	$654	$649	$625

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Accumulated amortization, beginning balance	$20	$2	$2
Additions	12	18	4

Accumulated amortization, ending balance	$32	$20	$6

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At March 31, 2014, our loans were primarily concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of March 31, 2014, 83% of our loan commitments consist of loans to one borrower, and the collateral is in one real estate market.

3. Fair Value

At March 31, 2014 and December 31, 2013, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at March 31, 2014 and December 31, 2013. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at March 31, 2014 and December 31, 2013. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both March 31, 2014 and December 31, 2013.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at March 31, 2014 and December 31, 2013.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

March 31, 2014

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$511	$511	$511	$–	$–
Loans receivable, net	5,169	5,169	–	–	5,169
Financial Liabilities
Customer interest escrow	247	247	–	–	247
Notes payable unsecured	4,160	4,160	–	–	4,160
Notes payable related party	–	–	–	–	–
Commitments to extend credit	57	57	–	–	57

December 31, 2013

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$722	$722	$722	$–	$–
Loans receivable, net	4,045	4,045	–	–	4,045
Financial Liabilities
Customer interest escrow	255	255	–	–	255
Notes payable unsecured	3,239	3,239	–	–	3,239
Notes payable related party	–	–	–	–	–
Commitments to extend credit	–	–	–	–	–

4. Financing Receivables

Financing receivables are comprised of the following:

	March 31, 2014	December 31, 2013

Commercial loans, gross	$5,858	$4,652
Less: Deferred loan fees	(583)	(571)
Less: Deposits	(105)	(36)
Less: Allowance for loan losses	(1)	–

Commercial loans, net	$5,169	$4,045

Roll forward of commercial loans:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Beginning balance	$4,045	$3,604	$3,604
Additions	1,669	3,331	278
Payoffs/Sales	(463)	(2,992)	(389)
Change in builder deposit	(68)	(36)	–
Change in loan loss provision	(1)	–	–
New loan fees	(104)	(121)	–
Earned loan fees	91	259	49

Ending balance	$5,169	$4,045	$3,542

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

In April, July, September, and December 2013, and in March 2014, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. The construction loan for lot 5 of the Tuscany subdivision is for an amount up to $747.5, and the construction loan for lot 2 of the Tuscany subdivision is for an amount up to the lesser of 60% of the appraised value of the home to be built on such lot or $750. Each of the construction loans are evidenced by promissory notes and are secured by first mortgages on the homes financed under such loans. Each of the construction loans is subject to a loan fee of 5% of the full amount of the loan, and bears interest at a rate of our cost of funds plus 2%. Unlike the development loans extended pursuant to the Credit Agreement, the release prices paid for each of the lots securing the construction loans will not be applied to fund the balance of the Interest Escrow established pursuant to the Credit Agreement, and interest on the construction loans will not be paid from the Interest Escrow. The outstanding balance of the construction loans for lots 2 and 5 of the Tuscany subdivision will not be included when calculating the amount outstanding pursuant to Section 2.05(f) of the Credit Agreement. Except as described in the amendments to the Credit Agreement, all other material terms of the construction loans are governed by the terms of the Credit Agreement.

As a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. A portion of the amount of the Letter of Credit is not included in our commitments to lend throughout the interim condensed consolidated financial statements contained in this report, as any amount drawn would be included in the credit limit of BMH, and, as of March 31, 2014, BMH is under the credit limit. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

A detail of the financing receivables for the Pennsylvania Loans at March 31, 2014 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 3, 4, and 5			$–		$1,042	(4)
Lot 5 Hamlets			142		180
Interest Escrow			450		255
Loan Fee			750		–
Excess Paydown			(394)	(5)
Construction loan lot 118 Whispering Pines			139		354
Construction loan lot 5 Tuscany			279		241
Construction loan lot 2 Tuscany			280		250

Total BMH Loan			1,646		2,322
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,766		–
Existing IMA Loan	Demand(2)	7%	1,687		2,347	(3)

Total IMA Loans			3,703		2,347

Unearned Loan Fee			(529)		–
SF Loan Payable			–		1,500

Total			$4,820		$6,169

A detail of the financing receivables for the Pennsylvania Loans at December 31, 2013 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 3, 4, and 5			$–		$1,042	(4)
Lot 5 Hamlets			142		180
Interest Escrow			450		255
Loan Fee			750		–
Excess Paydown			(394)	(5)
Construction loan lot 118 Whispering Pines			138		120
Construction loan lot 5 Tuscany			37		–

Total BMH Loan			1,123		1,597
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,479		–
Existing IMA Loan	Demand(2)	7%	1,687		2,299	(6)

Total IMA Loans			3,416		2,299

Unearned Loan Fee			(567)		–
SF Loan Payable			–		1,500

Total			$3,972		$5,396

_______________

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of $4,140, net of estimated costs to finish the development of $342, the appraised value of sold lots of $386, and the second mortgage amount of $1,065.

(4) Estimated collateral value is equal to the raw ground appraised value of $1,910 plus improvements of $278, net of the outstanding first mortgage of $1,146.

(5) Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that has/have been repaid to date. These amounts are available to be reborrowed in the future.

(6) Estimated collateral value is equal to the appraised value of $4,140, net of estimated costs to finish the development of $561, the appraised value of sold lots of $0, and the second mortgage amount of $1,280.

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

The loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2013 and 2014, five construction loans to the same customer were executed with $156 in loan fees, which fees are being recognized over the expected life of each advance. Income of $78 and $49 was recoginized during the three month periods ended March 31, 2014 and 2013, respectively. The effective annual rate on the loans for the three month periods ended March 31, 2014 and 2013 was 14.95% and 11.96%, respectively The aggregate unearned loan fee was $583 and $567 as of March 31, 2014 and December 31, 2013, respectively.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, which was $4,750 at both March 31, 2014 and December 31, 2013. This limit does not include construction loans.

Commercial Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2014. The Pennsylvania loans are included in the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,323	$4,750(3)	$4,651	87%	$1,000
Total	1	3	$5,323	$4,750	$4,651	87%	$1,000

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2014. The Pennsylvania loans are included in the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$2,992(3)	$ 1,919(3)	$725	64%	5%
New Jersey	1	2	531	372	178	70%	5%
Colorado	1	2	985	672	137	68%	5%
South Carolina	1	1	660	350	167	53%	5%
Total	4	8	$5,168	$3,313	$1,207	64%(4)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	The appraisal on one property has not been received as of March 31, 2014. Amounts shown are estimates based on the anticipated results of the appraisal. Construction draws are contingent on results of the appraisal.
(4)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By Classification:

	March 31, 2014	December 31, 2013

Pass	$5,169	$4,045
Special mention	–	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$5,169	$4,045

At March 31, 2014 and December 31, 2013, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.80% and 3.71% as of March 31, 2014 and December 31, 2013, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 as of both March 31, 2014 and December 31, 2013, leaving $1,500 in available credit on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $0 and $464 for the three months ended March 31, 2014 and 2013, respectively, and the interest expense was $0 and $4 for the same periods, respectively.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500, of which $1,500 was outstanding on both March 31, 2014 and December 31, 2013. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the interest escrow. Further, pursuant to that certain Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. Management’s intentions related to offsetting our payments of principal or interest against amounts due to us from the lender are undetermined; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at March 31, 2014 and December 31, 2013.

Notes Program

Borrowings through our public offering were $2,660 and $1,739 at March 31, 2014 and December 31, 2013, respectively. The effective interest rate on the borrowings at March 31, 2014 and December 31, 2013 was 7.08% and 6.72%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the origination of our Notes program:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Notes outstanding, beginning of period	$1,739	$2	$2
Notes issued	923	1,737	50
Note repayments / redemptions	(2)	–	–

Notes outstanding, end of period	$2,660	$1,739	$52

The following table shows the maturity of outstanding Notes as of March 31, 2014.

Year Maturing	Amount Maturing
2014	$429
2015	94
2016	8
2017	726
2018	1,403

Total	$2,660

6. Members’ Capital

There is currently one class of units (class A common units) with two members, both of whom have no personal liability. All members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at March 31, 2014. There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	March 31, 2014	December 31, 2013
A Common Units	$1,905	$1,904

Members’ Capital	$1,905	$1,904

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

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members totaling $462, all of which is outstanding at March 31, 2014. This sum includes, but is not limited to, $120 invested by Bill Myrick, one of the Company’s independent managers, $100 invested by R. Scott Summers, a son of one of the Company’s independent managers, and a $100 investment by David and Carole Wallach, the parents of Daniel M. Wallach, the Company’s Chief Executive Officer and Chairman of the Board of Managers. Mr. Myrick is entitled to receive interest on his Notes at the weighted average rate of 7.47% per annum, R. Scott Summers is entitled to receive interest on his Notes at the weighted average rate of 7.56% per annum and Drs. Wallach are entitled to receive interest on their Note at a rate of 7.00% per annum.  For the three months ended March 31, 2014 and the year ended December 31, 2013, Mr. Myrick had earned $2 and $1 respectively, R. Scott Summers had earned $1 and $0 respectively, and Drs. Wallach had earned $2 and $4, respectively, in interest on their Notes.

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $2,262 and $1,449 at March 31, 2014 and December 31, 2013, respectively.

In September 2013, the Company issued a Letter of Credit for $155 to a sewer authority relating to BMH Loan. A portion of the amount of the Letter of Credit is not included in our commitments to lend throughout the financial statements contained in this report, as any amount drawn would be included in the credit limit of BMH, and, as of March 31, 2014, BMH is under the credit limit.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The subordinated mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables at March 31, 2014 and December 31, 2013 in Note 4.

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

9. Subsequent Events

Management of the Company has evaluated subsequent events through May 1, 2014, the date these interim condensed consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $580 subsequent to March 31, 2014. The total debt issued and outstanding pursuant to the Notes offering as of May 1, 2014 is $3,196. Of the $3,196, $496 is from managers, members, and their respective affiliates.

On April 17, 2014, the Company closed on a loan with a customer in Louisiana for the construction of a home. The loan is a demand loan in the amount of $420 with $213 outstanding as of May 1, 2014, net of the builder deposit, interest escrow, and unearned loan fee. The loan has a builder deposit of 6% of the loan amount, a loan fee of 5%, and an interest rate of our cost of funds plus 2%.

On April 30, 2014, the Company closed on a loan with a customer in South Carolina for the construction of a home. The loan is a demand loan in the amount of $350 with $117 outstanding at May 1, 2014, net of the builder deposit and unearned loan fee. The loan has a loan fee of 5%, and an interest rate of our cost of funds plus 2%.

On May 1, 2014, the Board of Managers, upon recommendation by the Chief Executive Officer, authorized cash distributions to the Company’s members of 68% of net income for the first quarter of 2014 totaling $11, which will be distributable to the members ratably based on each member’s respective membership interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Shepherd’s Finance, LLC and subsidiaries (the “Company”, “we” or “our”) is a finance company that engages in commercial lending to residential homebuilders, financing construction of single family homes (construction loans) and residential development (acquisition and development loans). The loans are extended to residential homebuilders and, as such, are commercial loans.

We primarily fund our lending and operations by continued extension of Notes to the general public, which Notes are unsecured subordinated debt. On October 4, 2012 our public Notes offering was declared effective by the SEC, and, as of both March 31, 2014 and December 31, 2013, our offering was effective in 38 states. We currently have four sources of capital available: a secured line of credit from affiliates with balances due of $0 as of both March 31, 2014 and December 31, 2013, unsecured Notes through our Notes offering with balances of $2,660 and $1,739 as of the same periods, other unsecured debt with balances of $1,500 at both March 31, 2014 and December 31, 2013, and equity, which was $1,905 and $1,904 for the same periods, respectively. Eventually, we intend to replace the lines of credit from affiliates with secured debt from a bank or through other liquidity. Currently the secured lines of credit from affiliates are demand loans collateralized by a lien against all of our assets and are senior in right of payment to our Fixed Rated Subordinated Notes.

 We had $5,169 and $4,045 in loan assets as of March 31, 2014 and December 31, 2013, respectively. Our loan to value (loan amount divided by collateral amount) for construction loans was 64% and 67%, and for development loans was 92% and 88% as of March 31, 2014 and December 31, 2013, respectively. We extended new funds of $1,669 and $278 during the three months ended March 31, 2014 and 2013, respectively, and received principal paybacks of $463 and $389 during those same periods.

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

For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we establish a collective reserve for all loans which are not more than 60 days past due at the end of a quarter. The collective reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we individually analyze for impairment all loans which are more than 60 days past due at the end of a quarter.  For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we individually analyze all loans for impairment.  The analysis of loans, if required, develops a collateral value to be compared to the principal amount of the loan.  If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the loan loss.  As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Amortization of Deferred Financing Costs

We amortize our deferred financing costs based on the effective interest method. As such, we make estimates for the amount of proceeds we anticipate receiving from our Notes offering. We also estimate the average duration of these future investments. If either of these estimates is determined to be incorrect in the future, the rate at which we are amortizing the deferred financing costs as interest expense would be adjusted.

Amount of proceeds expected

Currently we anticipate a growing amount of proceeds from the Notes over the anticipated length of the offering. We anticipate that we will originate more proceeds in the later months of the offering than in the first months of the offering.

Sensitivity analysis for amount of proceeds expected

Change in Anticipated Proceeds	1st quarter 2014 Interest Expense Higher/(Lower)
Increasing the anticipated proceeds by 50%	$(4)
Decreasing the anticipated proceeds by 50%	$8

Average duration expected

Currently we anticipate a consistent average duration of 38.5 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest expense for 2014, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in interest expense for 2014.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	1st quarter 2014 Interest Expense Higher/(Lower)
Decreasing the average duration to 30 months for all remaining months of origination	$4

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

Consolidated Results of Operations

Key financial and operating data for the three months ended March 31, 2014 and 2013 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our condensed consolidated financial statements, including the related notes and the other information contained in this document and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Below is a summary of our income statement for the following periods:

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Interest Income
Interest and fee income on loans	$196	$126
Interest expense	63	27

Net interest income	133	99
Less: Loan loss provision	1	–

Net interest income	132	99

Non-Interest Expense
Selling, general and administrative	115	140

Total non-interest expense	115	140

Net income (loss)	$17	$(41)

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Three Months Ended March 31,
(in thousands of dollars)	2014		2013

Interest Income		*		*
Interest income on loans	$105	9%	$77	7%
Fee income on loans	91	7%	49	5%
Interest and fee income on loans	196	16%	126	12%
Interest expense related parties	–	0%	4	1%
Interest expense unsecured	51	4%	19	2%
Amortization of offering costs	12	1%	4	0%
Interest expense	63	5%	27	3%
Net interest income (spread)	133	11%	99	9%

Weighted average outstanding loan asset balance	$5,040		$4,240

_______________

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 9% and 7% for the three months ended March 31, 2014 and 2013, respectively. Our interest cost (expressed as a percentage of our loan assets) was 5% and 3% for the three months ended March 31, 2014 and 2013 respectively. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference was 4% for each of the three month periods ended March 31, 2014 and 2013. We expect the relationship between interest income and expense for the remainder of 2014 to be generally consistent with the three month period ended March 31, 2014.

•  Fee income. Fee income is displayed in the table above. Fee income as a percentage of loan assets increased from 5% in the three months ended March 31, 2013 to 7% for the three months ended March 31, 2014. The increase is due to a low percentage of outstanding vs. committed amounts on construction loans (36% as of March 31, 2014) and a higher mix of construction loans vs. development loans (construction loans were 41% and 0% of committed balances as of March 31, 2014 and 2013, respectively). Our construction loans yield a higher fee income percentage than our development loans because they tend to not be as fully funded, and the durations are shorter. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount.

•  Amount of nonperforming assets. We had no nonperforming loan assets at March 31, 2014 and December 31, 2013. On March 31, 2014 and December 31, 2013, we carried cash balances of $511 and $722, respectively. These cash balances are mostly the result of us receiving a large amount of investment pursuant to our Notes offering late in the respective periods, and such amounts not yet having been used to fund loans to our customers. Low percentages of outstanding vs. committed construction loan balances also cause us to carry higher cash balances, approximately 36% and 21% as of March 31, 2014 and December 31, 2013, respectively. The cost of interest which was paid to our lenders for cash which was not invested was immaterial. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit when possible to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. We have loan commitments outstanding as of March 31, 2014 and December 31, 2013 of $2,262 and $1,449 respectively, and expect to close more loans throughout the remainder of 2014 to reduce the nonperforming cash.

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan loss charge offs; however, there is certain risk associated with lending activity and as such we can reasonably anticipate a loan loss provision in the future. We have recorded $1 in the first quarter of 2014 in loss reserve due to our historical reserve.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses:

	For the Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses
Legal and accounting	$63	$77
Salaries and related expenses	18	19
Website / Management Information Systems (“MIS”)	1	7
Board related expenses	19	19
Advertising	–	8
Rent and utilities	5	3
Printing	3	4
Other	6	3
Total SG&A	$115	$140

We had reductions in the first three months of 2014 compared to 2013 in legal and accounting costs and advertising. The reduction specifically in accounting is an efficiency savings. The decrease in advertising is a result of changing the methods we use to attract new investors. Website costs decreased due to the Company handling much of its website design itself, rather than hiring a third party.. Other costs increased primarily due to an increase in travel costs Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC. We anticipate SG&A costs for the second quarter of 2014 to be significantly lower than the second quarter of 2013, and lower than the first quarter of 2014 as well.

Consolidated Financial Position

Cash and Cash Equivalents

We try to carry a small cash balance. At March 31, 2014 and December 31, 2013, we had $511 and $722, respectively in cash. We anticipate having cash balances for substantial periods of time during 2014, because when we create new loans, they typically do not have significant outstanding loan balances for several months.

Deferred Financing Costs, Net

Gross deferred financing costs were $686 and $669 as of March 31, 2014 and December 31, 2013, respectively. The accumulated amortization of those costs was $32 and $20 as of the same dates. For the year ended December 31, 2012, our deferred financing costs included private offering costs incurred of $11. These costs were being amortized over the life of that offering, but because no funds were received from the private offering, the private offering was terminated during the third quarter of 2013. Accordingly, the private offering costs were written-off in the third quarter of 2013. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2014.

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Deferred financing costs, beginning balance	$669	$598	$598
Additions	17	82	33
Write-offs	–	(11)	–

Deferred financing costs, ending balance	$686	$669	$631

Less accumulated amortization	(32)	(20)	(6)

Deferred financing costs, net	$654	$649	$625

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Accumulated amortization, beginning balance	$20	$2	$2
Additions	12	18	4

Accumulated amortization, ending balance	$32	$20	$6

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $4,191 and $3,853 as of March 31, 2014 and December 31, 2013, respectively. These loans were all to third party borrowers that are affiliated with each other, and are cross-collateralized. No allowance has been deemed necessary for these loans. In April, July, September, and December 2013, and in March 2014, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, Benjamin Marcus Homes, LLC (“BMH”) was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. The construction loan for lot 5 of the Tuscany subdivision is for an amount up to $747.5, and the construction loan for lot 2 of the Tuscany subdivision is for an amount up to the lesser of 60% of the appraised value of the home to be built on such lot or $750. Each of the construction loans are evidenced by promissory notes and are secured by first mortgages on the homes financed under such loans. Each of the construction loans is subject to a loan fee of 5% of the full amount of the loan, and bears interest at a rate of our cost of funds plus 2%. Unlike the development loans extended pursuant to the Credit Agreement, the release prices paid for each of the lots securing the construction loans will not be applied to fund the balance of the Interest Escrow established pursuant to the Credit Agreement, and interest on the construction loans will not be paid from the Interest Escrow. The outstanding balance of the construction loans for lots 2 and 5 of the Tuscany subdivision will not be included when calculating the amount outstanding pursuant to Section 2.05(f) of the Credit Agreement. Except as described in the amendments to the Credit Agreement, all other material terms of the construction loans are governed by the terms of the Credit Agreement.

As a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: (1) it should allow for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the dollars we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania Loans should be paid down quicker. A portion of the amount of the Letter of Credit is not included in our commitments to lend throughout the financial statements contained in this report, as any amount drawn would be included in the credit limit of BMH, and, as of March 31, 2014, BMH is under the credit limit  Also in our loans receivable balance is another loan to the same customer in a different subdivision (Whispering Pines) with a balance net of loan fee and builder deposit of $116 as of both March 31, 2014 and December 31, 2013. This loan has a builder deposit of 6% of the loan amount, a loan fee of 5% of the loan amount, and an interest rate of our cost of funds plus 2%. The collateral for the Whispering Pines Loan is a lot with a home under construction.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2014. The Pennsylvania loans are included in the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,323	$4,750(3)	$4,651	87%	$1,000
Total	1	3	$5,323	$4,750	$4,651	87%	$1,000

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2014. The Pennsylvania loans are included in the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$2,992(3)	$1,919(3)	$725	64%	5%
New Jersey	1	2	531	372	178	70%	5%
Colorado	1	2	985	672	137	68%	5%
South Carolina	1	1	660	350	167	53%	5%
Total	4	8	$5,168	$3,313	$1,207	64%(4)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	The appraisal on one property has not been received as of March 31, 2014. Amounts shown are estimates based on the anticipated results of the appraisal. Construction draws are contingent on results of the appraisal.
(4)	Represents the weighted average loan to value ratio of the loans.

We expect that we will increase our loans receivable as we raise funds from the issuance of Notes. We anticipate creating new loans to new customers in the second quarter of 2014.

The following is a roll forward of commercial loans:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Beginning balance	$4,045	$3,604	$3,604
Additions	1,669	3,331	278
Payoffs/Sales	(463)	(2,992)	(389)
Change in builder deposit	(68)	(36)	–
Change in loan loss provision	(1)	–	–
New loan fee	(104)	(121)	–
Earned loan fee	91	259	49

Ending balance	$5,169	$4,045	$3,542

The loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2013 and 2014, five construction loans to the same customer were executed with $156 in loan fees, which fees are being recognized over the expected life of each advance. Income of $78 and $49 was recoginized during the three month periods ended March 31, 2014 and 2013, respectively. The effective annual rate on the loans for the three month periods ended March 31, 2014 and 2013 was 14.95% and 11.96%, respectively The aggregate unearned loan fee was $583 and $567 as of March 31, 2014 and December 31, 2013, respectively.

While the remaining balance of the unearned loan fee related to our existing loans will decline to $0 over the life of those loans, we expect total unearned loan fees to increase in the future along with our commercial lending program.

Below is an aging schedule of loans receivable as of March 31, 2014, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	11	$5,169	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	11	$5,169	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	11	$5,169	100%

Below is an aging schedule of loans receivable as of March 31, 2014, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	11	$5,169	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	11	$5,169	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	11	$5,169	100%

Below is an aging schedule of loans receivable as of December 31, 2013, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	6	$4,045	100%

Below is an aging schedule of loans receivable as of December 31, 2013, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on precomputed accounts.)	–	$–	0%

Total	6	$4,045	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account, which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of March 31, 2014 and December 31, 2013 was $215 and $255, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

The two loans created in the first quarter of 2014 collateralized by property located in Colorado also have an interest escrow. The balance of that interest escrow was $32 and $0 as of March 31, 2014 and December 31, 2013, respectively.

Roll forward of interest escrow:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Beginning balance	$255	$329	$329
+ SF Loan interest	19	75	18
+ Additions from lot payoffs	27	188	16
+ Additions from Colorado Loan (funded by loan proceeds)	34	–	–
- Interest and fees	(88)	(325)	(76)
- Amount used to reduce $400 loan balance	–	(12)	(3)

Ending balance	$247	$255	$284

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at both March 31, 2014 and December 31, 2013. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. In addition, we owed $2,660 and $1,739 in Notes payable under our Notes offering as of March 31, 2014 and December 31, 2013, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined outstanding balance of $0 as of both March 31, 2014 and December 31, 2013. We had $1,500 available to us on the affiliate lines as of both March 31, 2014 and December 31, 2013. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all.

Contractual Obligations

We currently have three notes outstanding outside of the public offering. The two notes to affiliates are demand notes established on December 30, 2011, with balances of $0 as of both March 31, 2014 and December 31, 2013, respectively. The third note is an unsecured note for $1,500, which is due at the time one of our customers repays its debt. The balance of this note has not changed since we became the borrower on December 30, 2011. As of March 31, 2014, Notes issued pursuant to the public offering have contractual due dates of:

Year Maturing	Amount Maturing
2014	$429
2015	94
2016	8
2017	726
2018	1,403

Total	$2,660

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $2,262 as of March 31, 2014 and $1,449 as of December 31, 2013. See Note 8 of our interim condensed consolidated March 31, 2014 financial statements for more information on contractual obligations.

Liquidity and Capital Resources

Our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations, most of which are to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly impact losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary source of liquidity going forward is the continued extension of Notes to the general public, interest income and/or principal repayments related to the loans, as well as funds borrowed from affiliated creditors.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states. We began to advertise in March of 2013 and received an aggregate of approximately $2,660 and $1,739 in Notes proceeds as of March 31, 2014 and December 31, 2013, respectively. We anticipate continuing our sales efforts during the remainder of 2014, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represent 83% and 98% of our total outstanding loan commitments as of March 31, 2014 and December 31, 2013, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $215 and $255 as of March 31, 2014 and December 31, 2013, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that in the short term, a default might impact profitability, but not liquidity, as we are not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow).

We generated net income (loss) of $17 and ($41) for the three months ended March 31, 2014 and 2013 respectively. At March 31, 2014 and December 31, 2013, we had cash on hand of $511 and $722, respectively, and our outstanding debt totaled $4,160 and $3,239, respectively, which was unsecured or payable to related parties. As of March 31, 2014 and December 31, 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $2,262 and $1,449, respectively. Our availability on our line of credit from our members was $1,500 as of both March 31, 2014 and December 31, 2013.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, the SF Loan, and our unsecured Notes from the public offering. The loan balance from our members on both March 31, 2014 and December 31, 2013 was $0. The loan balance from our public offering on March 31, 2014 and December 31, 2013 was $2,660 and $1,739, respectively. The loan balance on the SF Loan was $1,500 on both March 31, 2014 and December 31, 2013. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

The Company’s anticipated primary sources of liquidity going forward is the continued extension of Notes to the general public, interest income and principal repayments related to loans it extends, as well as funds borrowed from affiliated creditors. Therefore, the Company’s ability to fund its operations is dependent upon these sources of liquidity.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of March 31, 2014, we had issued $2,660,000 in Notes pursuant to our public offering. From October 4, 2012 through March 31, 2014, we incurred expenses of $250,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2014 were $2,410,000, 97% of which was used to increase loan balances, 2% of which reduced the secured debt from affiliates, and 1% went to increase cash available for loans.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2014, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit

3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

4.1	Indenture Agreement (including Form of Note) dated October 4, 2012, incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 8, 2013, Commission File No. 333-181360

10.1	Sixth Amendment to Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2014, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

_________________

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 1, 2014	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

