Form 10-Q
period 2014-09-30
Shepherd's Finance, LLC
filed 2014-11-05
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

____________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
	September 30, 2014	December 31, 2013
(in thousands of dollars)	(Unaudited)
Assets
Cash and cash equivalents	$202	$722
Accrued interest on loans	65	27
Deferred financing costs, net	647	649
Other assets	20	14
Loans receivable, net	7,532	4,045
Total assets	$8,466	$5,457
Liabilities and Members’ Capital
Customer interest escrow	$217	$255
Accounts payable and accrued expenses	144	59
Notes payable unsecured	6,096	3,239
Total liabilities	6,457	3,553

Commitments and Contingencies (Notes 4 and 8)

Members’ capital	2,009	1,904

Total liabilities and members’ capital	$8,466	$5,457

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013
Interest Income
Interest and fee income on loans	$328	$169	$768	$445
Interest expense	131	51	280	114

Net interest income	197	118	488	331
Less: Loan loss provision	17	–	20	–

Net interest income	180	118	468	331

Non-Interest Expense
Selling, general and administrative	87	77	286	331

Total non-interest expense	87	77	286	331

Net income (loss)	$93	$41	$182	$–

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

For the Nine Months Ended September 30, 2014

(in thousands of dollars)
Members’ capital, as of December 31, 2013	$1,904
Net income	182
Distributions	(77)

Members’ capital, as of September 30, 2014	$2,009

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	For the Nine Months Ended September 30,
(in thousands of dollars)	2014	2013
Cash flows from operations
Net income (loss)	$182	$–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of deferred financing costs	51	25
Provision for loan losses	20	–
Net loan origination fees deferred (earned)	(55)	(132)
Net change in operating assets and liabilities
Other assets	(6)	(11)
Accrued interest on loans	(38)	(5)
Customer interest escrow	(38)	(10)
Accounts payable and accrued expenses	85	(4)

Net cash provided by (used in) operating activities	201	(137)

Cash flows from investing activities
Loan originations and principal collections, net	(3,452)	371

Net cash provided by (used in) investing activities	(3,452)	371

Cash flows from financing activities
Distributions to members	(77)	(22)
Proceeds from (repayments of) related party notes	–	(1,108)
Proceeds from unsecured Notes	2,906	799
Repayments of unsecured Notes	(49)	–
Payments of deferred financing costs	(49)	(73)

Net cash provided by (used in) financing activities	2,731	(404)

Net increase (decrease) in cash and cash equivalents	(520)	(170)

Cash and cash equivalents
Beginning of period	722	646
End of period	$202	$476
Supplemental disclosure of cash flow information
Cash paid for interest	$90	$22

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

We anticipate expanding our lending capacity and funding our business operations by continued extension of unsecured subordinated notes (“Notes”) to the general public, which Notes are unsecured subordinated debt. We have a revolving secured line of credit from affiliates with no balance outstanding as of both September 30, 2014 and December 31, 2013. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

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

The Company’s anticipated primary sources of liquidity going forward are the continued extension of Notes to the general public, interest income and/or principal repayments related to the loans, as well as funds borrowed from affiliated creditors.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states as of both September 30, 2014 and December 31, 2013. We began to advertise in March 2013 and received an aggregate of approximately $4,645 and $1,739 in Notes proceeds as of September 30, 2014 and December 31, 2013, respectively. We anticipate continuing our capital raising efforts during the remainder of 2014, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represent 60% and 98% of our total outstanding loan commitments as of September 30, 2014 and December 31, 2013, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $121 and $255 as of September 30, 2014 and December 31, 2013, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow).

We generated net income of $182 and $0 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, we had cash on hand of $202 and $722, respectively, and our outstanding debt totaled $6,096 and $3,239, respectively, which was unsecured. As of September 30, 2014 and December 31, 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $2,315 and $1,449, respectively. Our availability on our line of credit from our members was $1,500 as of both September 30, 2014 and December 31, 2013, although there is no obligation of the affiliates to lend money up to the note amount.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general, and administrative. Advertising expenses were $1 and $46 for the nine months ended September 30, 2014 and 2013, respectively.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio.

We establish a collective reserve for all loans which are not more than 60 days past due at the end of a quarter. This collective reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we individually analyze for impairment all loans which are more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we individually analyze all loans for impairment. The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan. For impaired loans, if the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history. For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Deferred Financing Costs, Net

We defer certain costs associated with financing activities related to the issuance of debt securities (deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. We make estimates for average duration of future investments. If these estimates are determined to be incorrect in the future, the rate at which we are amortizing the deferred offering costs as interest expense would be adjusted and could have a material impact on the consolidated financial statements.

Certain private offering costs of $11 were incurred in 2012, but because no funds were received from the private offering, the costs were written-off in the third quarter of 2013.

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Deferred financing costs, beginning balance	$669	$598	$598
Additions	49	82	73
Write-offs	–	(11)	(11)

Deferred financing costs, ending balance	$718	$669	$660

Less accumulated amortization	(71)	(20)	(16)

Deferred financing costs, net	$647	$649	$644

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Accumulated amortization, beginning balance	$20	$2	$2
Additions	51	18	14

Accumulated amortization, ending balance	$71	$20	$16

Income Taxes

The entities included in the condensed consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. This ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2011.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At September 30, 2014, our loans were primarily concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of September 30, 2014 and December 31, 2013, 60% and 98%, respectively, of our loan commitments consist of loans to one borrower, and the collateral is in one real estate market.

3. Fair Value

At September 30, 2014 and December 31, 2013, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at September 30, 2014 and December 31, 2013. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at September 30, 2014 and December 31, 2013. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both September 30, 2014 and December 31, 2013.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at September 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

September 30, 2014

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$202	$202	$202	$–	$–
Loans receivable, net	7,532	7,532	–	–	7,532
Financial Liabilities
Customer interest escrow	217	217	–	–	217
Notes payable unsecured	6,096	6,096	–	–	6,096

December 31, 2013

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$722	$722	$722	$–	$–
Loans receivable, net	4,045	4,045	–	–	4,045
Financial Liabilities
Customer interest escrow	255	255	–	–	255
Notes payable unsecured	3,239	3,239	–	–	3,239

4. Financing Receivables

Financing receivables are comprised of the following:

	September 30, 2014	December 31, 2013

Commercial loans, gross	$8,250	$4,652
Less: Deferred loan fees	(516)	(571)
Less: Deposits	(182)	(36)
Less: Allowance for loan losses	(20)	–

Commercial loans, net	$7,532	$4,045

Roll forward of commercial loans:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Beginning balance	$4,045	$3,604	$3,604
Additions	5,333	3,331	2,308
Payoffs/Sales	(1,735)	(2,992)	(2,671)
Change in builder deposit	(146)	(36)	(8)
Change in loan loss provision	(20)	–	–
New loan fees	(281)	(121)	(61)
Earned loan fees	336	259	193

Ending balance	$7,532	$4,045	$3,365

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

A detail of the financing receivables for the Pennsylvania Loans at September 30, 2014 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 4 and 5			$–		$1,515
Lots			142		200	(7)
Interest Escrow			450		121
Loan Fee			750		–
Excess Paydown			(117	)(5)
Lot 2 Windermere			126		126
Construction loan lot 5 Tuscany			406		845
Construction loan lot 2 Tuscany			345		658

Total BMH Loan			2,102		3,465
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,576		–
Existing IMA Loan	Demand(2)	7%	1,687		2,644	(3)

Total IMA Loans			3,513		2,644

Unearned Loan Fee			(386)		–
SF Loan Payable			–		1,500

Total			$5,229		$7,609

A detail of the financing receivables for the Pennsylvania Loans at December 31, 2013 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 3, 4, and 5			$–		$1,042	(4)
Lot 5 Hamlets			142		180
Interest Escrow			450		255
Loan Fee			750		–
Excess Paydown			(394	)(5)
Construction loan lot 118 Whispering Pines			138		120
Construction loan lot 5 Tuscany			37		–

Total BMH Loan			1,123		1,597
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,479		–
Existing IMA Loan	Demand(2)	7%	1,687		2,299	(6)

Total IMA Loans			3,416		2,299

Unearned Loan Fee			(567)		–
SF Loan Payable			–		1,500

Total			$3,972		$5,396

_______________

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $3,328, net of the net estimated costs to finish the development of $246 and the second mortgage amount of $438.

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

(7) Estimated collateral value is equal to the lots’ appraised value of $2,336 minus remaining improvements of $830, net of the outstanding first mortgage of $1,146 and a third mortgage payoff of $160.

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

The loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2013 and 2014, eight construction loans to the same customer were executed with $162 in loan fees, which fees are being recognized over the expected life of each advance. Income of $228 and $191 was recognized during the nine month periods ended September 30, 2014 and 2013, respectively. The effective annual rate on the loans for the nine month periods ended September 30, 2014 and 2013 was 14.72% and 13.09%, respectively The aggregate unearned loan fee was $386 and $567 as of September 30, 2014 and December 31, 2013, respectively.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,980	$4,893	(3)	$4,738	79%	$1,000
Total	1	3	$5,980	$4,893		$4,738	79%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2013. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,275	$4,750	$4,364	83%	$1,000
Total	1	3	$5,275	$4,750	$4,364	83%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	2	$985	$672	$614	68%	5%
Georgia	1	3	520	433	215	83%	5%
Florida	1	2	680	384	217	56%	5%
Louisiana	1	2	1,230	861	583	70%	5%
New Jersey	1	1	390	273	182	70%	5%
Pennsylvania	2	4	2,826	1,850	1,064	65%	5%
South Carolina	2	7	1,975	1,200	637	61%	5%
Total	9	21	$8,606	$5,673	$3,512	66%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2013. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
New Jersey	1	1	186	130	84	70%	5%
Pennsylvania	1	2	1,825	1,220	204	67%	5%
Total	2	3	$2,011	$1,350	$288	67%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By Classification:

	September 30, 2014	December 31, 2013

Pass	$7,029	$4,045
Special mention	503	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$7,532	$4,045

Finance Receivables – Method of impairment calculation:

	September 30, 2014	December 31, 2013

Individually evaluated, but not impaired	$5,229	$3,972
Not individually evaluated	2,303	73

Total evaluated collectively for loan losses	$7,532	$4,045

At September 30, 2014 and December 31, 2013, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.91% and 3.71% as of September 30, 2014 and December 31, 2013, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 as of both September 30, 2014 and December 31, 2013, leaving $1,500 in potential credit availability on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $36 and $587 for the nine months ended September 30, 2014 and 2013, respectively, and the interest expense was $1 and $17 for the same periods, respectively.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500, of which $1,500 was outstanding on both September 30, 2014 and December 31, 2013. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the interest escrow. Further, pursuant to the Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. Management’s intentions related to offsetting our payments of principal or interest against amounts due to us from the lender are undetermined; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at September 30, 2014 and December 31, 2013.

Notes Program

Borrowings through our public offering were $4,596 and $1,739 at September 30, 2014 and December 31, 2013, respectively. The effective interest rate on the borrowings at September 30, 2014 and December 31, 2013 was 7.24% and 6.72%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Notes outstanding, beginning of period	$1,739	$2	$2
Notes issued	2,906	1,737	799
Note repayments / redemptions	(49)	–	–

Notes outstanding, end of period	$4,596	$1,739	$801

The following table shows the maturity of outstanding Notes as of September 30, 2014.

Year Maturing	Amount Maturing
2014	$381
2015	164
2016	942
2017	762
2018	2,347

Total	$4,596

6. Members’ Capital

There is currently one class of units (class A common units) with two members, both of whom have no personal liability. All members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at both September 30, 2014 and December 31, 2013. There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	September 30, 2014	December 31, 2013
A Common Units	$2,009	$1,904

Members’ Capital	$2,009	$1,904

7. Related Party Transactions

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates, as more fully described in Note 5 – Affiliate Loans.

The Company has a loan agreement with the Hoskins Group, as more fully described in Note 5 – SF Loan.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $705 outstanding at September 30, 2014. The larger of these investments are detailed below:

	Relationship to Shepherd’s	Amount invested as of September 30,	December 31,	Weighted average interest rate as of September 30,	Interest earned during the nine month period ended September 30,
Investor	Finance	2014	2013	2014	2014	2013

Bill Myrick	Independent Manager	$135	$63	7.22%	$6	$–
R. Scott Summers	Son of Independent Manager	100	25	7.47%	4	–
Wallach Family Irrevocable Educational Trust	Trustee is Member	200	–	7.00%	4	–
David and Carole Wallach	Parents of Member	100	100	7.00%	6	2

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $2,315 and $1,449 at September 30, 2014 and December 31, 2013, respectively.

In September 2013, the Company issued a Letter of Credit for $155 to a sewer authority relating to BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The subordinated mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables at September 30, 2014 and December 31, 2013 in Note 4.

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

9. Subsequent Events

Management of the Company has evaluated subsequent events through November 5, 2014, the date these interim condensed consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $642 subsequent to September 30, 2014 and had redemptions of $15. The total debt issued and outstanding pursuant to the Notes offering as of November 5, 2014 is $5,223. Of the $5,223, $705 is from managers, members, and their respective affiliates.

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

The Company’s primary sources of liquidity are the continued extension of Notes to the general public interest income and/or principal repayments related to the loans, as well as funds borrowed from affiliated creditors.  The Notes to the general public are unsecured subordinated debt. On October 4, 2012 our public Notes offering was declared effective by the SEC, and, as of both September 30, 2014 and December 31, 2013, our offering was effective in 38 states. We currently have four sources of capital available: a secured line of credit from affiliates with balances due of $0 as of both September 30, 2014 and December 31, 2013, unsecured Notes through our Notes offering with balances of $4,596 and $1,739 as of the same periods, other unsecured debt with balances of $1,500 at both September 30, 2014 and December 31, 2013, and equity, which was $2,009 and $1,904 for the same periods, respectively. Eventually, we intend to replace the lines of credit from affiliates with secured debt from a bank or through other liquidity. Currently the secured lines of credit from affiliates are demand loans collateralized by a lien against all of our assets and are senior in right of payment to our Fixed Rated Subordinated Notes.

We had $7,532 and $4,045 in loan assets as of September 30, 2014 and December 31, 2013, respectively. Our loan to value (loan amount divided by collateral amount) for construction loans was 66% and 67%, and for development loans was 79% and 88% as of September 30, 2014 and December 31, 2013, respectively. We extended new funds of $5,333 and $2,308 during the nine months ended September 30, 2014 and 2013, respectively, and received principal paybacks of $1,735 and $2,671 during those same periods.

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

Loan Losses

Nature of estimates required

Loan losses, as applicable, are accounted for both on the interim condensed consolidated balance sheets and the interim condensed consolidated statements of operations. On the interim condensed consolidated statements of operations, management estimates the amount of losses to capture during the current year. This current period amount incurred is referred to as the loan loss provision. The calculation of our allowance for loan losses, which appears on our interim condensed consolidated balance sheets, requires us to compile relevant data for use in a systematic approach to assess and estimate the amount of probable losses inherent in our commercial lending operations and to reflect that estimated risk in our allowance calculations. We use the policy summarized as follows:

We establish a collective reserve for all loans which are not more than 60 days past due at the end of a quarter. This collective reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we individually analyze for impairment all loans which are more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we individually analyze all loans for impairment. The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan. For impaired loans, if the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history. For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Amortization of Deferred Financing Costs

We amortize our deferred financing costs based on the effective interest method. As such, we make estimates for the duration of the future investment proceeds we anticipate receiving from our Notes offering. If this estimate is determined to be incorrect in the future, the rate at which we are amortizing the deferred financing costs as interest expense is adjusted.

Currently we anticipate a consistent average duration of 39 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in the next 12 months, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in the next 12 months.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration to 30 months for all remaining months of origination	$28
Increasing the average duration to 48 months for all remaining months of origination	$(21)

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

Consolidated Results of Operations

Key financial and operating data for the three and nine months ended September 30, 2014 and 2013 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our condensed consolidated financial statements, including the related notes and the other information contained in this document and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Below is a summary of our income statement for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013
Interest Income
Interest and fee income on loans	$328	$169	$768	$445
Interest expense	131	51	280	114

Net interest income	197	118	488	331
Less: Loan loss provision	17	–	20	–

Net interest income	180	118	468	331

Non-Interest Expense
Selling, general and administrative	87	77	286	331

Total non-interest expense	87	77	286	331

Net income (loss)	$93	$41	$182	$–

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands of dollars)	2014		2013		2014		2013
Interest Income		*		*		*		*
Interest income on loans	$188	10%	$93	8%	$432	9%	$253	7%
Fee income on loans	140	7%	76	6%	336	7%	192	6%
Interest and fee income on loans	328	17%	169	14%	768	16%	445	13%
Interest expense related parties	1	0%	5	0%	1	0%	17	0%
Interest expense unsecured	101	5%	30	3%	228	5%	72	2%
Amortization offering costs	29	2%	16	1%	51	1%	25	1%
Interest expense	131	7%	51	4%	280	6%	114	3%
Net interest income (spread)	197	10%	118	10%	488	10%	331	10%

Weighted average outstanding loan asset balance	$7,509		$4,730		$6,410		$4,548

 _______________

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 10% and 8% for the three months ended September 30, 2014 and 2013, respectively. Our interest cost (expressed as a percentage of our loan assets) was 7% and 4% for the three months ended September 30, 2014 and 2013, respectively. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference was 3% and 4% for each of the three month periods, respectively. We expect the relationship between interest income and expense for the remainder of 2014 to be generally consistent with the three month period ended September 30, 2014. Our interest income was 9% and 7% for the nine months ended September 30, 2014 and 2013, respectively. Our interest cost (expressed as a percentage of our loan assets) was 6% and 3% for the nine months ended September 30, 2014 and 2013 respectively. The difference was 3% and 4% for each of the nine month periods, respectively.

•  Fee income. Fee income is displayed in the table above. Fee income as a percentage of loan assets increased from 6% in the nine months ended September 30, 2013 to 7% for the nine months ended September 30, 2014. The increase is due to a low percentage of outstanding vs. committed amounts on construction loans in the earlier part of 2014 and a higher mix of construction loans vs. development loans in 2014 as compared to 2013. Our construction loans yield a higher fee income percentage than our development loans because they tend to not be as fully funded, and the durations are shorter. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount.

•  Amount of nonperforming assets. We had no nonperforming loan assets at September 30, 2014 and December 31, 2013. On September 30, 2014 and December 31, 2013, we carried cash balances of $202 and $722, respectively. The 2013 cash balance was mostly the result of us receiving a large amount of investment pursuant to our Notes offering late in the period, and such amount not having been used to fund loans to our customers before the end of the period. Low percentages of outstanding vs. committed construction loan balances also cause us to carry higher cash balances. The increase in the outstanding percentage on construction loans from 21% as of December 31, 2013 to 62% as of September 30, 2014 helped reduce our cash balance as of September 30, 2014. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit when possible to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. We have unfunded loan commitments outstanding as of September 30, 2014 and December 31, 2013 of $2,315 and $1,449 respectively.

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan loss charge offs; however, there is certain risk associated with lending activity and as such we can reasonably anticipate a loan loss in the future. We have recorded $17 and $20 in the three and nine month periods ended September 30, 2014 in loss reserve related to our collective reserve (loans not individually impaired), as compared to $0 for the same periods in 2013.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expenses
Legal and Accounting	$26	$23	$114	$122
Salaries and related expenses	27	19	65	53
Website / Management Information Systems	1	1	2	11
Board related expenses	18	19	56	57
Advertising	1	2	1	46
Rent and Utilities	5	5	13	11
Printing	2	2	10	11
Other	7	6	25	20
Total SG&A	$87	$77	$286	$331

We had reductions in the first nine months of 2014 compared to 2013 in legal and accounting costs and advertising. The reduction specifically in accounting is an efficiency savings. The decrease in advertising is a result of changing the methods we use to attract new investors. Website costs decreased due to the Company handling much of its website design itself, rather than hiring a third party. Payroll costs are higher due to bonuses and profit sharing. Other costs increased primarily due to an increase in travel costs. Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

The increase in SG&A cost in the third quarter 2014 as compared to the third quarter 2013 was due to increases in profit sharing and bonuses. We anticipate SG&A costs for the fourth quarter of 2014 to be similar to the third quarter of 2014.

Consolidated Financial Position

Cash and Cash Equivalents

We try to carry a small cash balance. At September 30, 2014 and December 31, 2013, we had $202 and $722, respectively in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. This ramping up of outstanding balances, as well as taking substantial investments at the end of the 2013 caused the cash balances we had at the end of that period.

Deferred Financing Costs, Net

Gross deferred financing costs were $718 and $669 as of September 30, 2014 and December 31, 2013, respectively. The accumulated amortization of those costs was $71 and $20 as of the same dates. Certain private offering costs of $11 were incurred in 2012, but because no funds were received from the private offering, the costs were written-off in the third quarter of 2013. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in the fourth quarter of 2014.

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Deferred financing costs, beginning balance	$669	$598	$598
Additions	49	82	73
Write-offs	–	(11)	(11)

Deferred financing costs, ending balance	$718	$669	$660

Less accumulated amortization	(71)	(20)	(16)

Deferred financing costs, net	$647	$649	$644

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Accumulated amortization, beginning balance	$20	$2	$2
Additions	51	18	14

Accumulated amortization, ending balance	$71	$20	$16

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $4,375 and $3,853 as of September 30, 2014 and December 31, 2013, respectively (these numbers do not include the construction loans mentioned below). These loans were all to third party borrowers that are affiliated with each other, and are cross-collateralized. No individual impairment has been deemed necessary for these loans. In April, July, September, and December 2013, and in March 2014, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, Benjamin Marcus Homes, LLC (“BMH”) was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. The construction loan for lot 5 of the Tuscany subdivision is for an amount up to $748, and the construction loan for lot 2 of the Tuscany subdivision is for an amount up to $660. Each of the construction loans is evidenced by a promissory note and is secured by a first mortgage on the home or homes financed under such loan. Each of the construction loans is subject to a loan fee of 5% of the full amount of the loan, and bears interest at a rate of our cost of funds plus 2%. Unlike the development loans extended pursuant to the Credit Agreement, the release prices paid for each of the lots securing the construction loans are not applied to fund the balance of the Interest Escrow established pursuant to the Credit Agreement, and interest on the construction loans is not paid from the Interest Escrow. The outstanding balance of the construction loans for lots 2 and 5 of the Tuscany subdivision is not included when calculating the amount outstanding pursuant to Section 2.05(f) of the Credit Agreement.

As a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: (1) it has allowed for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the dollars we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania Loans should be paid down quicker.  Also in our loans receivable balance is another loan to the same customer in a different subdivision (Windemere) with a balance net of unrecognized loan fee of $121 and $0 as of September 30, 2014 and December 31, 2013, respectively. This loan has a loan fee of 5% of the loan amount, and an interest rate of our cost of funds plus 2%. The collateral for the Windemere Loan is a lot.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,980	$4,893	(3)	$4,738	79%	$1,000
Total	1	3	$5,980	$4,893		$4,738	79%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2013. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,275	$4,750	$4,364	83%	$1,000
Total	1	3	$5,275	$4,750	$4,364	83%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	2	$985	$672	$614	68%	5%
Georgia	1	3	520	433	215	83%	5%
Florida	1	2	680	384	217	56%	5%
Louisiana	1	2	1,230	861	583	70%	5%
New Jersey	1	1	390	273	182	70%	5%
Pennsylvania	2	4	2,826	1,850	1,064	65%	5%
South Carolina	2	7	1,975	1,200	637	61%	5%
Total	9	21	$8,606	$5,673	$3,512	66%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2013. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
New Jersey	1	1	186	130	84	70%	5%
Pennsylvania	1	2	1,825	1,220	203	67%	5%
Total	9	21	$2,011	$1,350	$288	67%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of commercial loans:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Beginning balance	$4,045	$3,604	$3,604
Additions	5,333	3,331	2,308
Payoffs/Sales	(1,735)	(2,992)	(2,671)
Change in builder deposit	(146)	(36)	(8)
Change in loan loss provision	(20)	–	–
New loan fees	(281)	(121)	(61)
Earned loan fees	336	259	193

Ending balance	$7,532	$4,045	$3,365

The loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with Accounting Standards Codification 310-20, Nonrefundable Fees and Other Costs. During 2013 and 2014, eight construction loans to the same customer were executed with $162 in loan fees, which fees are being recognized over the expected life of each advance. Income of $228 and $191 was recognized during the nine month periods ended September 30, 2014 and 2013, respectively. The effective annual rate on the loans for the nine month periods ended September 30, 2014 and 2013 was 14.72% and 13.09%, respectively. The aggregate unearned loan fee was $386 and $567 as of September 30, 2014 and December 31, 2013, respectively.

While the remaining balance of the unearned loan fee related to our existing loans will decline to $0 over the life of those loans, we expect total unearned loan fees to increase in the future along with our commercial lending program.

Below is an aging schedule of loans receivable as of September 30, 2014, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	24	$7,532	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	24	$7,532	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	24	$7,532	100%

Below is an aging schedule of loans receivable as of September 30, 2014, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	24	$7,532	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	24	$7,532	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	24	$7,532	100%

Below is an aging schedule of loans receivable as of December 31, 2013, on a recency basis:

	No. Accts.	Unpaid Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	6	$4,045	100%

Below is an aging schedule of loans receivable as of December 31, 2013, on a contractual basis:

	No. Accts.	Unpaid Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	6	$4,045	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account, which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of September 30, 2014 and December 31, 2013 was $121 and $255, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Nine other loans active as of September 30, 2014 also have interest escrows. The balance cumulative of those interest escrows was $96 and $0 as of September 30, 2014 and December 31, 2013, respectively.

Roll forward of interest escrow:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Beginning balance	$255	$329	$329
+ SF Loan interest	56	75	56
+ Additions from lot payoffs	98	188	188
+ Additions from new loan closings	131	–	–
- Interest and fees	(323)	(325)	(242)
- Amount used to reduce $400 loan balance	–	(12)	(12)

Ending balance	$217	$255	$319

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at both September 30, 2014 and December 31, 2013. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. In addition, we owed $4,596 and $1,739 in Notes payable under our Notes offering as of September 30, 2014 and December 31, 2013, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined outstanding balance of $0 as of both September 30, 2014 and December 31, 2013. We had $1,500 available to us on the affiliate lines as of both September 30, 2014 and December 31, 2013, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all.

Contractual Obligations

We currently have three notes outstanding outside of the public offering. The two notes to affiliates are demand notes established on December 30, 2011, with balances of $0 as of both September 30, 2014 and December 31, 2013, respectively. The third note is an unsecured note for $1,500, which is due at the time one of our customers repays its debt. The balance of this note has not changed since we became the borrower on December 30, 2011. As of September 30, 2014, Notes issued pursuant to the public offering have contractual due dates of:

Year Maturing	Amount Maturing
2014	$381
2015	164
2016	942
2017	762
2018	2,347

Total	$4,596

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $2,315 as of September 30, 2014 and $1,449 as of December 31, 2013. See Note 8 of our interim condensed consolidated September 30, 2014 financial statements for more information on contractual obligations.

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

The Company’s anticipated primary sources of liquidity going forward are the continued extension of Notes to the general public, interest income and/or principal repayments related to the loans, as well as funds borrowed from affiliated creditors.  Our public Notes offering, which allows us to borrow money, was declared effective by the SEC on October 4, 2012 and has been registered and declared effective in 38 states as of both September 30, 2014 and December 31, 2013. We began to advertise in March 2013 and received an aggregate of approximately $4,645 and $1,739 in Notes proceeds as of September 30, 2014 and December 31, 2013, respectively. We anticipate continuing our capital raising efforts during the remainder of 2014, focusing on the efforts that have proven fruitful. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represent 60% and 98% of our total outstanding loan commitments as of September 30, 2014 and December 31, 2013, respectively, to continue paying interest and/or principal and our ability to obtain additional financing, as needed, from the members, general public and other entities. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $121 and $255 as of September 30, 2014 and December 31, 2013, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow).

We generated net income (loss) of $182 and $0 for the nine months ended September 30, 2014 and 2013 respectively. At September 30, 2014 and December 31, 2013, we had cash on hand of $202 and $722, respectively, and our outstanding debt totaled $6,096 and $3,239, respectively, which was unsecured. As of September 30, 2014 and December 31, 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $2,315 and $1,449, respectively. Our availability on our line of credit from our members was $1,500 as of both September 30, 2014 and December 31, 2013, although there is no obligation of the affiliates to lend money up to the note amount.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, the SF Loan, and our unsecured Notes from the public offering. The loan balance from our members on both September 30, 2014 and December 31, 2013 was $0. The loan balance from our public offering on September 30, 2014 and December 31, 2013 was $4,596 and $1,739, respectively. The loan balance on the SF Loan was $1,500 on both September 30, 2014 and December 31, 2013. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of September, 2014, we had issued $4,645,000 in Notes pursuant to our public offering. From October 4, 2012 through September 30, 2014, we incurred expenses of $281,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2014 were $4,364,000, 88% of which was used to increase loan balances, 1% of which reduced the secured debt from affiliates, and 11% went to increase cash available for loans.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2014, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 5, 2014	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

