Form 10-K
period 2014-12-31
Shepherd's Finance, LLC
filed 2015-03-04
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Fiscal Year Ended December 31, 2014

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have two paid employees, including our Vice President of Operations. Our only executive officer is our Chief Executive Officer, Daniel M. Wallach. We currently use our CEO to originate most of our new loans, and augment that with several people to whom we pay consulting fees to. Our Board of Managers is comprised of Mr. Wallach and two independent Managers–Bill Myrick and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Our Chief Executive Officer, Daniel M. Wallach, has been in the housing industry since 1985. He was the CFO of a multi-billion dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2 billion in loans which generated interest spread of $50 million, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300 million at its peak. He also gained experience in securing defaulted unsecured debt.

During 2014, our loan assets increased 100% from $4,045,000 on December 31, 2013 to $8,097,000 on December 31, 2014. During that same period of time our equity increased 61% from $1,904,000 to $3,057,000. As of December 31, 2014, we have a limited number of construction loans in seven states with ten borrowers, and have two development loans in Pittsburgh, Pennsylvania. At the end of 2014, we entered into a purchase and sale agreement for portions of our loans, which should allow us to increase our loan balances and commitments significantly in 2015.

We currently have six sources of capital:

	December 31, 2014	December 31, 2013
Capital Source
Purchase and sale agreement (executed December 24, 2014) with 1st Financial Bank USA (“Loan Purchaser”)which buys portions of some of our loans (those purchases are accounted for as a secured line of credit)	$–	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	5,427,000	1,739,000
Other unsecured debt	375,000	1,500,000
Preferred equity	1,000,000	–
Common equity	2,057,000	1,904,000

Total	$8,859,000	$5,143,000

Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

Investment Objectives and Opportunity

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is not back to historical norms as of the end of 2014), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the small number of deals actually done). We believe that these lenders will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Additionally, while we believe the current credit environment will be temporary, we believe the many participants in the finance markets will significantly alter their lending standards (including percentages loaned on collateral value, cash required up front from the builder, and the number of speculatively built homes allowed at any given time), which will also create attractive, long-term opportunities for us. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing.

We create and service construction loans differently than most lenders have done in the past, in that we:

•	Focus on long term lending relationships with customers, and only on this type of lending;

•	Are a specialist in this type of lending;

•	Have a national footprint for lending without having the overhead of a national footprint of branches;

•	Generally use appraisers who are experts in the specific market (rather than simply using the cheapest or most readily available);

•	Will work out defaulted loans with the same person that created that loan, which will help both control the creation of bad loans, and the losses on bad loans;

•	Will pursue customers with defaulted loans faster and more aggressively than typical lenders; and

•	While pursuing those customers, will offer creative solutions to help them sell their home while in default (such as offering cash allowances for the purchase of furniture or appliances or paying extra up-front costs on behalf of the buyers in order to lower their mortgage interest rates and monthly payments).

We believe that while creating speculative construction loans is a high risk venture, the reduction in competition, the differences in our lending versus typical bank lending (listed above); and our loss mitigation techniques (covered below) will all help this to continue to be a profitable business.

Over many of the past eight years, the housing market has been plagued by declining values and a lack of housing starts. More recently, values and starts have been rising. We believe that, despite the issues in the speculative construction industry that were a result of the declining values and a lack of housing starts, it is a good time for this type of lending because:

•	Many traditional lenders to this market have exited or cut back, reducing competition and allowing large spreads (the difference between cost of funds and the rate we charge our borrowers). Better builders can be obtained as customers, with higher spreads;

•	The number of housing starts and the value of homes built are both low but improving. We believe that we were at the bottom of the housing cycle in 2008, and it is likely that housing starts and values will both continue to increase over time. Increases in both of these items should have a positive effect on our performance;

•	There are fixed costs involved in running this kind of operation, such as payroll and the costs of being subject to public company reporting requirements. These require a fixed interest rate spread in dollars to cover these costs. Interest spread in 2013 of $439,000 was enough to cover these costs, and our spread of $705,000 in 2014 generated a profit; and

•	We do various things to try to mitigate the risks inherent in this type of lending by:

•	Keeping the loan-to-value ratio, or LTV, between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

•	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

•	Having a higher yield than other forms of secured real estate lending;

•	Paying major subcontractors and suppliers directly, which reduces the frequency of liens on the property (liens generally hurt the net realized value of loss mitigation techniques);

•	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

•	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, the LTV, and the yield.

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

Since we are not a tightly regulated company, we feel that we have a competitive edge that allows us to make prudent, business-minded decisions. While regulators are restricting investments by regulated financial institutions in commercial construction loans, our business plan emphasizes commercial construction lending as our main line of business. We believe this to be an opportunity as the regulatory environment and resulting contraction in commercial lending has resulted in this segment of the market having fewer lenders. We also believe the real estate market is in a long slow recovery. Finally, while we have instituted many of the underwriting requirements and activities used by regulated financial institutions, we believe being unregulated provides us with more flexibility in our underwriting process and procedures.

Outside of differences in our lending policies, we believe the benefits to not being regulated include:

•	our ability to better manage our outflow of funds because our Notes have a stated term. Banks must offer demand deposit accounts (checking accounts) and other accounts, which provide that funds can be withdrawn at any time;

•	avoiding FDIC insurance and other regulatory fees;

•	not being subject to the Community Reinvestment Act; and

•	having less leverage than a bank.

Conversely, our lack of regulation introduces us to other risks which may harm us. For example:

•	we are not well diversified in our product risk;

•	we cannot benefit from government programs designed to protect regulated financial institutions;

•	we are not subject to periodic examinations by federal or state banking regulators; and

•	our cost of funds is higher.

In addition, our Note holders will have greater risks than depositors in a regulated financial institution, since their investments will not be insured.

To help mitigate the risks associated with not being regulated, we:

•	follow many of the same underwriting principals historically used by banks, including:

•	Collateralizing loans;

•	Using LTV’s to control risk;

•	Controlling the number of loans in one subdivision;

•	Underwriting appraisals; and

•	Conducting property inspections;

•	maintain loan files which generally contain similar information as a bank loan file;

•	secure our loans with mortgages and other documents like banks do; and

•	monitor many of the same ratios bank regulators monitor.

So, while we, in our opinion, improve on some policies and procedures historically used by banks, which we would not be able to do if we were regulated, we follow many of the policies and procedures set up by the various bank regulators. We believe this balanced approach helps us mitigate risk while providing us the opportunity to participate in what we believe to be an underserved market. One example of an improvement on a policy historically used by banks is appraiser selection. Many times banks use a random process to select an appraiser, or a process which uses a middle man. We generally select one of the most qualified appraisers in the specific portion of the market in which we are having the appraisal prepared. We believe this provides for a more consistent result. Another example is geographic diversity. Banks generally do not lend outside of their branch footprint. This does not give regional or local banks enough exposure to most of the United States, but gives them too much exposure in a smaller area. While we are currently concentrated in one market, we are not constrained by policies that prevent better geographic diversity. Our geographic diversity has improved during 2014.

Our future loans will likely be marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. As of December 31, 2014, we have retained only one employee in addition to our Chief Executive Officer. On January 5, 2015, we hired a second office employee due to increased volume. In 2014, we paid two loan originators as contractors and plan on continuing that policy until we hire our own loan originators. Hiring and retaining high quality lending representatives should not be difficult in the short-term banking environment, where construction loan officers will have a hard time finding and keeping employment with traditional lenders. In his previous experience, our Chief Executive Officer had a nationwide staff of 20 lenders working in the field. Compensation will be focused on the profitability of loans originated, not simply the volume of loans originated.

While our business was initially focused on transactions originating in the Pittsburgh area, in 2014 we originated loans in Colorado, Florida, Georgia, Louisiana, New Jersey, Pennsylvania, and South Carolina, and we anticipate expanding into other states during 2015. Our goal is to market our loans on a nationwide basis. We believe that this goal can only be achieved with sufficient funds from our Notes offering. Currently, our loan portfolio consists of loans made to ten customers, and, as we grow our loan assets, we intend to further diversify our customer base.

Lines of Business

Our efforts are designed to create a portfolio that includes some or all of the following investment characteristics: (i) provides current income; (ii) is well-secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads. While we primarily provide commercial construction loans to homebuilders (for residential real estate), we may also purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. Our investment policies may be amended or changed at any time by our Board of Managers.

Commercial Construction Loans to Homebuilders

We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. Most of the loans are for “spec homes” or “spec lots,” meaning they are built or developed speculatively (with no specific end-user home owner in mind). The loans are secured, and the collateral is the land, lots, and constructed items thereon, as well as additional collateral, as we deem appropriate. Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien. The loans are demand loans, but the typical length of a home construction loan will range between six months and two years (our average duration has been six months for paid off loans, and our average outstanding loan is six months old); the typical length of a development project ranges between three and six years. Larger developments are usually developed in phases.

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, meaning there is no specific customer it is being built for, but the homebuilder believes it will sell before or shortly after completion, and that therefore building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales he will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, about 80% of our construction loans to date have been spec homes and 20% have been contracts.

In a typical development transaction, a homebuilder/developer purchases a specific parcel or parcels of land. Developers must secure financing in order to pay the purchase price for the land as well as to pay expenses incurred while developing the lots. This is the financing we provide. Once financing has been secured, the lot developers create individual lots. Developers secure permits allowing the property to be developed and then design and build roads and utility systems for water, sewer, gas and electricity to service the property. The individual lots are then sold before a home is built on them; paid off, built on and then sold; or built on, then sold and paid off (in these cases, we may subordinate our loan to the home construction loan). A portion of our current loan portfolio is made up of development loans and is more fully described in “Commercial Construction and Development Loans” in this section.

We fund the loans we originate using available cash resources that are generated primarily from borrowings, equity, net operating cash flow and proceeds of the Notes. We intend to continue funding loans we originate using the same sources, as well as funds from the Purchase and Sales agreement we entered into in December of 2014.

There is a seasonal aspect to home construction, and this affects monthly cash flow. In general, since the home construction loans we create will last less than a year on average, and since we are geographically diverse, the seasonality impact is somewhat mitigated.

Our real estate loans are secured by one or more of the following:

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

Customer Type	Small-to-Medium Size Homebuilders
Loan Type	Commercial
Loan Purpose	Construction of Homes or Development of Lots
Security	Homes, Lots, and/or Land
Priority	Generally, our loans will be secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.
Loan-to-Value Averages	60-75%
Loan Amounts	Average home construction loan $300,000, development loans vary greatly
Term	Demand
Rate	Cost of Funds plus 2%, minimum rate of 7%
Origination Fee	5% for home construction loans, development loans on a case by case basis
Title Insurance	Only on high risk loans
Hazard Insurance	Always
General Liability Insurance	Always
Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We will generally not advertise to find customers, but will use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.
Third Party Guarantor	None

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

In April, July, September and December 2013, and in March and December 2014, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. The construction loans for lots 2 and 5 of the Tuscany subdivision are for $660,000 and $748,000, respectively. Each of the construction loans is evidenced by a promissory note and is secured by a first mortgage on the home or homes financed under such loan. Each of the construction loans is subject to a loan fee of 5% of the full amount of the loan, and bears interest at a rate of our cost of funds plus 2%. Unlike the development loans extended pursuant to the Credit Agreement, the release prices paid for each of the lots securing the construction loans are not applied to fund the balance of the interest escrow established pursuant to the Credit Agreement, and interest on the construction loans is not paid from the interest escrow. The outstanding balance of the construction loans for lots 2 and 5 of the Tuscany subdivision is not included when calculating the amount outstanding pursuant to Section 2.05(f) of the Credit Agreement.

As a result of these amendments to the Credit Agreement, we converted $1,000,000 of the SF Loan from debt to preferred equity. The new preferred equity and the SF Loan serve as collateral for the Pennsylvania Loans. - Please see “Risk Factors – Risks Related to Our Business – In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.” We also reduced the balance of the SF Loan by $125,000 which was added to the interest escrow. We further agreed to repay the remaining $375,000 of the SF Loan when the Tuscany lot 5 construction loan is repaid, which is expected to be in the first quarter of 2015. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan.

Also as a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155,000 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146,000 to be placed in superior position to our mortgage, with the $1,146,000 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

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

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400,000, with a balance of approximately $332,000 and $323,000 as of December 31, 2014 and 2013, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146,000, which is held by United Bank and guaranteed by the seller, an independent third party. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at December 31, 2014 in the table detailing the Pennsylvania Loans below.

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

The New IMA Loan is secured by a mortgage in residential property originally consisting of 18 lots (10 and 18 lots remained as of December 31, 2014 and 2013, respectively) located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $281,000 remaining to be completed as of December 31, 2014. The property securing the New IMA Loan and the Existing IMA Loan was originally subject to a mortgage in the amount of $1,290,000 ($275,000 outstanding as of December 31, 2014), which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225,000 which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The subordinated mortgage balance is subtracted from the appraised value of the finished lots in the lot valuation in the table detailing the Pennsylvania Loans below.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687,000, of which $1,687,000 was outstanding as of both December 31, 2014 and 2013. Interest on the Existing IMA Loan accrued annually at a rate of 7.0% through December 30, 2014 and from December 31, 2014 the interest rate is the same as the New IMA Loan. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrently with the execution of the loans above, we entered into the SF Loan, under which we are the borrower. The SF Loan is an unsecured loan in the original principal amount of $1,500,000, of which $375,000 and $1,500,000 was outstanding as of December 31, 2014 and 2013. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the Interest Escrow. Further, pursuant to that certain Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. The SF Loan was created to both increase our net interest income, and to better secure the BMH Loan.

As a result of the aforementioned amendments to the Credit Agreement, we converted $1,000,000 of the SF Loan from debt to preferred equity which generally pays a 10% distribution. The new preferred equity and the SF Loan serve as collateral for the Pennsylvania Loans. Please see “Risk Factors – Risks Related to Our Business – In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.” We also reduced the balance of the SF Loan by $125,000 which was added to the Interest Escrow. We further agreed to repay the remaining $375,000 of the SF Loan when the Tuscany lot 5 construction loan is repaid, which is expected to be in the first quarter of 2015. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450,000. The balance as of December 31, 2014 and 2013 was $249,000 and $255,000, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400,000 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

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

Construction Loans

The Pennsylvania Loans have been modified from time to time to allow for funding of construction of homes. Those loans that are still active as of December 31, 2014 are detailed in the tables below

A detail of the financing receivables for the Pennsylvania Loans at December 31, 2014 is as follows:

(All dollar [$] amounts shown in table and footnotes in thousands.)

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 4, and 5 (25 acres)			$–		$1,515
Lots			142		374	(4)
Interest Escrow			450		249
Loan Fee			750		–
Excess Paydown			(22)	(2)	–
Lot 2 Windemere			126		126
Construction loan lot 5 Tuscany			536		932
Construction loan lot 2 Tuscany			498		739

Total BMH Loan			2,480		3,935
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,491		–
Existing IMA Loan	Demand(1)	COF +2% (7% Floor)	1,687		2,484	(3)

Total IMA Loans			3,428		2,484

Unearned Loan Fee			(322)		–
SF Preferred Equity			–		1,000	(5)
SF Loan Payable			–		375

Total			$5,586		$7,794

_______________

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that has/have been repaid to date. These amounts are available to be reborrowed in the future.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $2,976, net of the net estimated costs to finish the development of $217 and the second mortgage amount of $275.

(4) Estimated collateral value is equal to the lots’ appraised value of $2,336 minus remaining improvements of $656, net of the outstanding first mortgage of $1,146 and a third mortgage payoff of $160.

(5) Please see “Risk Factors – Risks Related to Our Business – In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.”

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are also included as part of the Pennsylvania Loans discussed above.

(All dollar [$] amounts shown in table and footnotes in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,997	$4,903	(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903		$4,748	79%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,000 of preferred equity. Please see “Risk Factors – Risks Related to Our Business – In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.”
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are also included as part of the Pennsylvania Loans discussed above.

(All dollar [$] amounts shown in table and footnotes in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	1	$515	$361	$68	70%	5%
Florida	1	2	685	480	404	70%	5%
Georgia	2	5	1,027	810	349	79%	5%
Louisiana	1	2	1,230	861	620	70%	5%
New Jersey	1	1	390	273	259	70%	5%
Pennsylvania	2	4	2,826	1,850	1,463	65%	5%
South Carolina	2	4	1,577	900	780	57%	5%
Total	10	19	$8,250	$5,535	$3,943	67%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following table presents credit-related information at the “class” level. A class is generally a disaggregation of a portfolio segment. In determining the classes, the Company considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

The following table summarizes finance receivables by the risk ratings that regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular basis and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

(All dollar [$] amounts shown in table and footnotes in thousands.)

	December 31, 2014	December 31, 2013

Pass	$7,301	$4,045
Special mention	796	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$8,097	$4,045

Finance Receivables – Method of impairment calculation:

(All dollar [$] amounts shown in table and footnotes in thousands.)

	December 31, 2014	December 31, 2013

Individually evaluated, but not impaired	$5,571	$3,972
Not individually evaluated	2,526	73

Total evaluated collectively for loan losses	$8,097	$4,045

2015 Outlook

In 2015, we anticipate using proceeds from the Notes, the purchase and sale agreement with the Loan Purchaser, and other sources to generate additional loans, mostly spec home construction loans, and increasing loan balances, and our customer and geographic diversity.

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

We believe that this is a good time to extend commercial loans to builders in the residential real estate market because, currently, this market appears underserved, home values are low, and many of our competitors have sustained losses due to declines in home values and, therefore, are reluctant to lend in this space at this time. We expect our loans to be different than other lenders in the markets in which we are active. Typically the differences are:

•	our loans may have a higher fee;

•	our loans may include an interest free period (whereas other lenders typically charge interest); and

•	some of our loans may have lower costs as a result of not requiring title insurance.

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

As of December 31, 2014, we had $0 of senior debt outstanding, with availability on our senior debt lines of credit of $1,500,000. Our purchase and sale agreement with the Loan Purchaser functions as senior debt as well. The balance on that was $0 on December 31, 2014, but is expected to grow in the future. The Notes are subordinate and junior in priority to any and all of our senior debt and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to our Note holders or to other non-senior debt. Therefore, upon such maturity of our senior debt our Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

The indenture and terms of our Notes do not restrict our use of leverage. A relatively small loss can cause over leveraged companies a material adverse change in their financial position. If this happened to us, it may make it difficult to repay the Notes.

Financial Institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. Our assets increased in 2014 by 78%. Our company had 33% and 35% of our total assets in equity as of December 31, 2014 and 2013, respectively, as we increased our equity in 2014 as well. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Our Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

If we are unable to raise substantial funds, we will be limited in our ability to diversify the loans we make, and our ability to repay the Notes that have been sold will be dependent on the performance of the specific loans we make.

We are conducting this offering of Notes ourselves without any underwriter or placement agent. We have limited experience in conducting a notes offering or any other securities offering. There is no minimum amount of proceeds that must be received from the sale of the Notes in order to accept proceeds from Notes actually sold. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio of loans. If we are unable to raise a substantial amount of funds, we will make fewer loans, resulting in less diversification in terms of the number of loans we make, the borrowers on such loans, and the geographic regions in which our collateral is located. In such event, the likelihood of our profitability being affected by the performance of any one of our loans will increase. Our ability to repay the Notes will be subject to greater risk to the extent that we lack a diversified portfolio of loans.

If we are unable to meet our Note maturity and redemption obligations, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and our Note holders could lose some or all of their investments.

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the sale of the Notes. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations.  While we have secured lines of credit from affiliates of up to $1,500,000 with no borrowings as of December 31, 2014, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the sale of the Notes to pay these obligations.  If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and our Note holders could lose some or all of their investments.

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

We are controlled by Daniel M. Wallach, as, currently, he is our only executive officer and beneficially owns all of our outstanding common equity membership interests.

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

The portion of our business plan utilizing a note offering for a source of funds for commercial lending purposes is relatively new to us. This may decrease the likelihood that we will be successful and able to pay principal and interest on the Notes.

This offering commenced on October 4, 2012, and our experience in managing a notes offering as a source of funds for our business activities is limited to this offering. This decreases the likelihood that the results from our new business plan will be similar to or better than the results we obtained under our prior business plan. If we are not successful, our ability to pay principal and interest on the Notes may be adversely affected.

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

Risks Related to Our Business

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for the majority of our revenues and a portion of our capital.

As of December 31, 2014 and 2013, 60% and 98%, respectively, of our outstanding loan balance consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties referred to herein as the “Hoskins Group”). We also have an unsecured loan payable to Investor’s Mark Acquisitions, LLC, and that same company has a preferred equity interest in us. Therefore, currently, we are reliant upon a single developer and homebuilder for a majority of our revenues and a portion of our capital. Any event of bankruptcy, insolvency or general downturn in the business of this developer and homebuilder will have a substantial adverse financial impact on our business and our ability to pay back our Note holders’ investments in the Notes in the long term.

We recently agreed to a purchase and sale agreement with the Loan Purchaser to sell them senior portions of some of our loans. This is a new activity for our Company, and will increase our leverage. While the agreement is intended to increase our profitability, large loan losses and/or idle cash, could actually reduce our profitability, which could impair our ability to pay principal and/or interest on the Notes.

The purchase and sale agreement we entered into in December of 2014 will allow us to increase our loan assets and debt. If loans that we create have significant losses, the benefit of larger balances can be outweighed by the additional loan losses. Also, while this transaction is booked as a secured financing, it is not a line of credit. So we will be increasing our loan balances without increasing our lines of credit, which can cause liquidity problems. One solution to this problem is having idle cash for liquidity, which then can reduce our profitability. If either of these problems are persistent and significant, our ability to pay interest and principal on our Notes may be impaired.

We have two lines of credit from affiliates which allow us to incur a significant amount of secured debt. These lines are collateralized by a lien against all of our assets. Our purchase and sale agreement functions as secured debt as well. We expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2014, we had $0 of secured debt outstanding, with availability on our senior debt lines of credit of $1,500,000 and the capacity to sell portions of many loans under the terms of our purchase and sale agreement. The lines of credit are from affiliates. The affiliate loans are collateralized by a lien against all of our assets. The purchase and sale agreement is with the Loan Purchaser and is collateralized by the loans we sell under the agreement. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of our Note holders, as do other secured debt holders, like the purchase and sale agreement Loan Purchaser. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

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

Most of our assets are commercial construction loans to homebuilders and/or developers which are a higher than average credit risk, and therefore could expose us to higher rates of loan defaults, which could impact our ability to repay amounts owed to our Note holders.

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

We plan to maintain our Purchase and Sale agreement and our line of credit from affiliates, so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates, however we do plan to replace our line of credit from affiliates with a line of credit from a financial institution. If we fail to maintain liquidity through our Purchase and Sale agreement and lines of credit, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason and we fail to obtain or renew a line of credit, or we default on our line of credit, our ability to meet our obligations, including our Note obligations, could be materially adversely affected, and we may not have enough cash to pay back our Note holders’ investments. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line), even though we have liquidity from the Notes, will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

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

The collateral securing our real estate loans may not be sufficient to pay back the principal amount in the event of a default by the borrowers.

In the event of default, our real estate loan investments are generally dependent entirely on the loan collateral to recover our investment. Our loan collateral consists primarily of a mortgage on the underlying property. In the event of a default, we may not be able to recover the premises promptly and the proceeds we receive upon sale of the property may be adversely affected by risks generally related to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrowers’ control. Current market conditions may reduce the proceeds we are able to receive in the event of a foreclosure on our collateral. Our remedies with respect to the loan collateral may not provide us with a recovery adequate to recover our investment.

Currently, we are substantially reliant on the local homebuilding industry in the Pittsburgh, Pennsylvania market.

Our loan investments are currently not well diversified geographically. As of December 31, 2014 and 2013, 60% and 98%, respectively, of our outstanding loan balances are concentrated in the Pittsburgh, Pennsylvania market. We believe that home values are the predominant factor which impacts the amount of money we may lose on loans which default. Even during the recent recession, home prices in the Pittsburgh market have steadily risen. It is still possible that the Pittsburgh housing market could become subject to the same negative conditions that have affected home values nationally. Because of our reliance on the Pittsburgh housing market, any adverse conditions affecting the local housing market in this area will have a magnified adverse effect on our loan portfolio and adversely affect our ability to pay back our Note holders’ investments in the Notes. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes.

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

Developers and homebuilders to whom we may make loans use the proceeds of our loans to develop raw land into residential home lots and construct homes. The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders. A developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes.

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

We intend to use the net offering proceeds from the sale of Notes to, among other things, make payments on other borrowings, fund redemption obligations, make interest payments on the Notes, and to run our business to the extent that other sources of liquidity from our operations (e.g., repayment of loans we have previously extended to our customers) and our credit line are inadequate. However, these other sources of liquidity are subject to risks. Our operations alone may not produce a sufficient return on investment to repay interest and principal on our outstanding Notes. We may not be able to obtain or retain a line of credit. We may not be able to attract new investors, have sufficient loan repayments, or have sufficient borrowing capacity when we need additional funds to repay principal and interest on our outstanding Notes or redeem our outstanding Notes. If any of these things occur, our liquidity and capital needs may be severely affected, and we may be forced to sell off our loan receivables and other operating assets, or we might be forced to cease our operations.

Because we require a substantial amount of cash to service our debt, we may not be able to pay our obligations under the Notes.

To service our total indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors, including our successful financial and operating performance. We cannot assure our Note holders that our business plans will succeed or that we will achieve our anticipated financial results, which may prevent us from being able to pay our obligations under the Notes.

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

It is customary for lenders extending loans secured by real estate to require the borrower to provide title insurance with minimum coverage amounts set by the lender. We do not require most of our homebuilders to provide title insurance on their collateral for our loans to them. This represents an additional risk to us as the lender. The homebuilder may have a title problem which normally would be covered by insurance, but may result in a loss on the loan because insurance proceeds are not available.

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

In  the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

Some of the collateral securing the IMA Existing Loan (as such term is defined under “Business — Commercial Construction and Development Loans”) is preferred equity in our Company which has a book value of $1,000,000. If the borrower defaults on the loan and we are forced to use collateral to repay the loan, we will need to sell this preferred interest in us to a third party. There is no liquid market for this instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

In the event of a foreclosure on the property securing certain of our loans, we are subordinate to a third party, which could reduce the amount of proceeds that we would receive on a foreclosure of the property.

Some of the property securing the BMH Loan (as such term is defined under “Business — Commercial Construction and Development Loans”) is subject to a mortgage in the amount of $1,146,000, which is held by an unrelated third party and is superior to our mortgage. If we or the third party foreclose on that portion of the BMH Loan’s collateral, the first $1,146,000 received from the sale of the property will go to the superior mortgage holder, which will reduce the amount available to satisfy our mortgage.

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

Because we do not offer FDIC insurance, and because we want to grow our Note program faster than most banks want to grow their CD base, our Notes offer significantly higher rates than bank CDs. At  the end of 2014, we repaid the SF Note, which had an interest rate of 5%. This repayment will increase our cost of funds for future years as compared to 2014. As a result of these factors, our cost of funds is higher than banks’ cost of funds. This may make it more difficult for us to compete against banks when they rejoin our niche lending market in large numbers. This could result in losses which could impair or eliminate our ability to pay interest and principal on our outstanding Notes.

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

Our financial performance depends on the successful construction and/or development and sale of the homes and real estate parcels that serve as security for the loans we make to homebuilders and developers. As a result, we are subject to the general market risks of real estate construction and development, including weather conditions, the price and availability of materials used in construction of homes and development of lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the projects.

In the event we foreclose on the property securing certain of our loans, we have agreed to provide a limited preference in our foreclosure proceeds to a third party, which could reduce the amount of proceeds that we would receive on a foreclosure of the property.

The property securing the New IMA Loan and the Existing IMA Loan (as such terms are defined under “Business — Commercial Construction and Development Loans”) is subject to a mortgage with a current balance due of $275,000 as of December 31, 2014, which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225,000, which excludes the collateral securing the BMH Loan (as such term is defined under “Business — Commercial Construction and Development Loans”). The holder of this mortgage is then entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds.

We may be subject to changes in our business as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. These changes may restrict our ability to pursue or limit the feasibility of pursuing our business plan.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 represents a comprehensive overhaul of the financial services industry within the United States and will require a number of federal agencies to implement numerous new rules, many of which may not be implemented for several months or years. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these laws and regulations may impact our lending operations and/or result in additional costs and expenses, which may impact our consolidated results of operations, financial condition or liquidity.

We are required to devote resources to comply with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing, and this may reduce the resources we have available to focus on our core business.

Pursuant to Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, beginning with the Annual Report on Form 10-K for the fiscal year 2013, our management is required to report on the effectiveness of our internal controls over financial reporting. We may encounter problems or delays in completing any changes necessary to our internal controls over financial reporting. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act may require significant management time and expenses and divert attention or resources away from our core business. In addition, we may encounter problems or delays in completing the implementation of any requested improvements provided by our independent registered public accounting firm.

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

As of December 31, 2014, we had borrowed $0 from The 2007 Daniel M. Wallach Legacy Trust, with availability on that line of credit of $250,000, and $0 from Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), and his wife, Joyce Wallach, with availability on that line of credit of $1,250,000. These affiliate loans are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these affiliate loans. Pursuant to each promissory note, the affiliates have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the promissory notes and pledge agreement. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2014, we operate an office in Jacksonville, Florida pursuant to a lease, which has been prepaid through its expiration date of June 2015.

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

As of December 31, 2014, we had 2,629 Class A Common Units outstanding, held by our two members. There is no established trading market for our membership Units. As of December 31, 2014, all of our outstanding membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach. For the fiscal years ended December 31, 2014 and 2013, we declared and paid distributions to our owners of $140 and $22, respectively.

Additionally, ten Series B Cumulative Preferred Units were issued to the Hoskins Group for a total of $1,000, through a reduction in the SF Note. The Series B Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Units’ value (providing profits are available) will be made quarterly. The Hoskins Group Series B Cumulative Preferred Units are also used as collateral for that group’s loans to the Company.

We registered up to $700,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of December 31, 2014, we had issued a gross amount of $5,858 in Notes pursuant to our public offering. From October 4, 2012 through December 31, 2014, we incurred expenses of $250 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2014 were $5,177, 85% of which was used to increase loan balances, 14% of which was used to increase cash (and therefore available to create new loan balances as the opportunity arises) and 1% of which reduced the secured debt from affiliates.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2014, and 2013 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2012, 2011 and 2010 is derived from our audited consolidated financial statements not included in this document.

As of, and for, the years ended December 31,

	2014	2013	2012	2011	2010
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Interest income	$1,138	$596	$581	$5	$–
Interest expense	433	157	115	–	–
Provision for Loan losses	22	–	–	–	–
Net interest income after Loan loss provision	683	439	466	5	–
Selling, general and administrative expenses	390	415	344	5	–
Income from continuing operations	293	24	122	–	–
Income from discontinued operations	–	–	–	309	578
Net income	$293	$24	$122	$309	$578

Balance Sheet Data
Cash and cash equivalents	$558	$722	$646	$50	$–
Accrued interest on loans	78	27	26	2	–
Deferred financing costs, net	630	649	596	–	–
Other assets	13	14	10	26	–
Loans receivable, net	8,097	4,045	3,604	4,580	–
Assets of discontinued operations	–	–	–	–	10,339
Total assets	9,.376	5,457	4,882	4,658	10,339
Customer interest escrow	318	255	329	450	–
Accounts payable and accrued expenses	199	59	41	–	–
Notes payable unsecured	6,319	3,239	1,502	1,500	–
Notes payable related parties	–	–	1,108	878	–
Liabilities of discontinued operations	–	–	–	–	7,863
Total liabilities	3,553	3,553	2,980	2,828	7,863
Members’ capital	3,057	1,904	1,902	1,830	2,476
Members’ contributions	1,000	–	–	–	–
Members’ distributions (1)	$(140)	$(22)	$(50)	$(955)	$(177)

____________

(1) Fiscal 2011 includes in this amount ($250) for the redemption of the ownership interests of two of our former members; ($383) was a return of capital to certain of the remaining members; and ($322) was earnings distributed to the members.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were organized in the Commonwealth of Pennsylvania in 2007 under the name 84 RE Partners, LLC and changed our name to Shepherd’s Finance, LLC (“we”, “our”, or the “Company” on December 2, 2011. We converted to a Delaware limited liability company on March 29, 2012. Our business is focused on commercial lending to participants in the residential construction and development industry. We believe this market is underserved because of the lack of traditional lenders currently participating in the market. We are located in Jacksonville, Florida. Our operations are governed pursuant to our operating agreement.

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have two paid employees, including our Vice President of Operations. Our only executive officer is our Chief Executive Officer, Daniel M. Wallach. We currently use our CEO to originate most of our new loans, and augment that with several people to whom we pay consulting fees. Our Board of Managers is comprised of Mr. Wallach and two independent Managers–Bill Myrick and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Our Chief Executive Officer, Daniel M. Wallach, has been in the housing industry since 1985. He was the CFO of a multi-billion dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2 billion in loans which generated interest spread of $50 million, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300 million at its peak. He also gained experience in securing defaulted unsecured debt.

During 2014, our loan assets increased 100% from $4,045 on December 31, 2013 to $8,097 on December 31, 2014. During that same period of time our equity increased 61% from $1,904 to $3,057. As of December 31, 2014, we have a limited number of construction loans in seven states with ten borrowers, and have two development loans in Pittsburgh, Pennsylvania. At the end of 2014, we entered into a purchase and sale agreement for portions of our loans, which should allow us to increase our loan balances and commitments significantly in 2015.

We currently have six sources of capital:

	December 31, 2014	December 31, 2013
Capital Source
Purchase and sale agreement (executed December 24, 2014) with the Loan Purchaser which buys portions of some of our loans (those purchases are accounted for as a secured line of credit)	$–	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	5,427	1,739
Other unsecured debt	375	1,500
Preferred equity	1,000	–
Common equity	2,057	1,904

Total	$8,859	$5,143

Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

Economic and Industry Dynamics

Demand for residential construction loans was negatively impacted by the net decrease in housing starts (a key driver relative to commercial lending to residential homebuilders) in the past eight years. The housing market started to decline in 2006, reached its bottom in 2008, and is not back to historical norms as of the end of 2014. See “Inflation, Interest Rates, and Housing Starts” later in this section. This decrease followed 15 years of increases in housing starts. Home values also decreased during the housing start decline. The combination of these events, along with others, presented significant hurdles to residential homebuilders.

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

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Concentration of loan portfolio (i.e. how many of the loans are of one type, with any particular customer, or within any particular geography)	60% of our assets at December 31, 2014 and 98% at December 31, 2013 were to one builder in one market (Pittsburgh, Pennsylvania). As of December 31, 2014, we have loans in seven states to ten builders. In the upcoming years, we plan on increasing our geographic and builder diversity while continuing to focus on residential homebuilder customers.
Potential loan value-to-collateral value issues (i.e. being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, then adjusting the loan-to-value (i.e. the loan amount versus the value of the collateral) based on risk assessments. Additionally, for construction loans, we collect a deposit up-front.
Potential increases in interest rates, which would reduce operating income	We offer variable rate loans that incorporate a spread (i.e. profit) above the Company’s costs of funds to insulate it against this risk. A more detailed description is included in Interest Spread below.
Liquidity

As in every financial institution, we manage our loan balances to builders with our capital structure in mind. We have six sources of capital:

•        Secured lines of credit from our members;

•        A purchase and sale agreement which is treated like a secured borrowing;

•        Our Notes offering;

•        Other unsecured debt;

•        Preferred equity; and

•        Common equity.

We make decisions as to:

•        what loans and to what customer(s) to make loan(s);

•        what portions of loans to sell (under our purchase and sale agreement); and

•        what interest rates and terms to offer to prospective Note holders.

These decisions are based on:

•        Expected customer payoffs and borrowings;

•        Expected Note redemptions;

•        Expected new Note proceeds;

•        Availability on our lines of credit;

•        Unfunded commitments; and

•        Loans we have agreed to make which have not closed yet.

Opportunities

Although we can give no assurance as to our success in our efforts, in the future, our management will focus its efforts on the following opportunities:

•	receiving money from the Notes and other sources of capital, sufficient to operate our business and allow for growth and diversification in our loan portfolio;

•	growing loan assets and the staffing and operations to handle it. We hire office staff as loan volume grows, and anticipate hiring the origination staff, which will be field based, as our liquidity allows for new loan originations. The goal for the field staff is to have a geographic coverage that eventually covers most of the continental U.S.;

•	replacing our existing lines of credit from our affiliates with lines of credit from financial institutions. We would like the maximum amount (the credit limit) to be 20% of our asset size, and our outstanding amounts to average 10% of our asset size. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit;

•	producing a profit, and making distributions to our members to cover their tax burden from our operations, and, if possible, to give them a return on their investment; and

•	retaining earnings to grow the equity of the Company.

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

•   Amount of nonperforming assets. Since we are paying interest on all money we borrow, any asset created or funded with borrowed funds that does not have an interest return costs us money. There is an interest expense for us, with no interest income to offset it. Generally there are two types of nonperforming assets. The first is nonperforming loans, which do not generate interest income unless actually received in cash. The second nonperforming asset type is money borrowed which is not invested in loans. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to maintain a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This will help reduce any negative spread on idle cash.

We calculate interest spread by taking the difference between interest income and expense, and, when we express it as a percentage, by dividing it by our weighted average outstanding loan balance.

Loan Losses

The second major factor in determining our profitability is loan losses. Losses on loans occur with nonperforming loans (i.e. when customers are unable to repay their interest and/or principal). Normally, the loss in this situation is the difference between the collateral value and the loan value, less any costs of disposal. Homes which were constructed in the mid 2000’s created significant losses because many homes were worth less when completed than the appraised value at the time the loan was created. Losses also occur in loans when homes are partly built at the point of default, or never built. Generally, a declining real estate market will be the primary driver for loan losses. We believe that while current values may fall in some real estate markets, in general, values are low and represent a lower risk than at many other times over the last eight years, and that over the last several years in general, values have been rising.

SG&A Expenses

SG&A expenses for us are almost all of the expenses that are not interest and loan losses. In 2014, we had a reduction in SG&A as we reduced our advertising expense. We anticipate SG&A expenses increasing as our loan balance increases. In 2013, we experienced increases in SG&A as we increased our payroll and advertising expenses.

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

We establish a collective reserve for all loans which are not more than 60 days past due at the end of a quarter. This collective reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we individually analyze for impairment all loans which are more than 60 days past due at the end of a quarter.  For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we individually analyze all loans for potential impairment.  The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan.  For impaired loans, if the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history. For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Fair Value

Nature of estimates required

Currently, fair value of collateral has the potential to impact the calculation of the loan loss provision most heavily. Specifically relevant to the allowance for loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various of assumptions that could be used, determining the collateral’s fair value requires significant judgment.

Sensitivity analysis

Change in Fair Value Assumption	December 31, 2014 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 25%*	$–
Decreasing fair value of the real estate collateral by 25%**	$79

____________

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a gross amount of the loans outstanding of $8,691 and the fair value of the real estate collateral on all outstanding loans was reduced by 25%, a loan loss provision of $79 would be required.

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

Currently we anticipate a consistent average duration of 40.5 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest expense for 2015, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in interest expense for 2015.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration to 36.5 months for all remaining months of origination	$7
Increasing the average duration to 44.5 months for all remaining months of origination	$(7)

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to credit quality information, fair value measurements, offsetting assets and liabilities, related party transactions and revenue recognition require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under reexamination or have recently been addressed by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Notes 1 and 2 to our consolidated financial statements, as they discuss accounting policies that we have selected from acceptable alternatives.

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2014 and 2013 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our income statement for the following periods:

	For the Years Ended December 31,
(in thousands of dollars)	2014	2013
Interest Income
Interest and fee income on loans	$1,138	$596
Interest expense	433	157

Net interest income	704	439
Less: Loan loss provision	(22)	–

Net interest income	683	439

Non-Interest Expense
Selling, general and administrative	390	415

Total non-interest expense	390	415

Net income	$293	$24

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Years Ended December 31,
(in thousands of dollars)	2014		2013
Interest Income		*		*
Interest income on loans	$662	9%	$337	7%
Fee income on loans	476	7%	259	6%
Interest and fee income on loans	1,138	16%	596	13%
Interest expense – related parties	1	0%	17	0%
Interest expense – unsecured	345	5%	111	2%
Amortization of offering costs	87	1%	29	1%
Interest expense	433	6%	157	3%
Net interest income (spread)	705	10%	439	10%

Weighted average outstanding loan asset balance	$6,953		$4,478

 ____________

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread :

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 9% and 7% for the years ended December 31, 2014 and 2013, respectively. Our interest cost (expressed as a percentage of our loan assets) was 6% and 3% for the years ended December 31, 2014 and 2013, respectively. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference was 3% and 4% for those periods, respectively. The decrease in the interest difference from 2013 to 2014 is due to the fact that we had more debt as a percentage of loan assets in 2014 compared to 2013. The increase in our interest expense, which is one of the components that makes up the difference, in the year ended December 31, 2014 as compared to the same period for 2013 was due to more of our borrowed funds being from the public offering, which has a higher interest rate on average than our secured line of credit, and the average rate we offered on the Notes program being higher in 2014. We expect the relationship between interest income and expense for 2015 to be generally consistent with 2014. We also expect our cost of funds to increase due to the extinguishment of the SF Note which had a 5% interest rate.

•  Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. In 2014, this fee was 4% of the average outstanding balance on those loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. In 2014, this fee was 12% of the average outstanding balance on those loans. The construction loans have a higher percentage of our outstanding loan balances in 2014 vs. 2013, which is why the fee income rose from 6% to 7% for the year. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in 2015 vs. 2014 will be slightly higher due to construction loans being a higher portion of our balances in 2015.

•  Amount of nonperforming assets. We had no nonperforming loan assets at December 31, 2014 and 2013. On December 31, 2014 and 2013, we carried cash balances of $558 and $722, respectively. The 2013 cash balance was mostly the result of us receiving a large amount of investment pursuant to our Notes offering late in the period, and such amount not having been used to fund loans to our customers before the end of the period. The 2014 cash balance was mostly the result of us receiving a large amount of loan payoffs late in the period, and such amount not having been used to fund loans to our customers before the end of the period. Low percentages of outstanding vs. committed construction loan balances also cause us to carry higher cash balances. The increase in the outstanding percentage on construction loans from 21% as of December 31, 2013 to 71% as of December 31, 2014 helped reduce our cash balance as of December 31, 2014. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. We have unfunded loan commitments outstanding as of December 31, 2014 and 2013 of $1,745 and $1,449, respectively.

Loan Loss Provision

To date, we have not held any nonperforming loans and have incurred no loan loss charge offs; however, there is certain risk associated with lending activity and as such we can reasonably anticipate loan losses in the future. We have recorded $22 and $0 in the years ended December 31, 2014 and 2013, respectively, in loss reserve related to our collective reserve (loans not individually impaired).

SG&A Expenses

The following table displays a comparison of our SG&A expenses for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
(in thousands of dollars)	2014	2013
Selling, general and administrative expenses
Legal and Accounting	$153	$150
Salaries and related expenses	91	81
Website / Management Information Systems (“MIS”)	3	12
Board related expenses	74	76
Advertising	10	50
Rent and Utilities	17	16
Printing	12	14
Other	30	16
Total SG&A	$390	$415

We had reductions in 2014 compared to 2013 in advertising as a result of changing the methods we use to attract new investors. Website costs decreased due to the Company handling much of its website design itself, rather than hiring a third party. Payroll costs are higher due to bonuses and compensation to third parties for originating loans. Other costs increased primarily due to travel costs and a nonrecurring capital stock tax credit in 2013. Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

We anticipate SG&A costs for 2015 to be higher than 2014. We expect payroll costs to be higher due to additional staffing, and our legal and accounting expenses will most likely increase due to increased volume.

Consolidated Financial Position

Cash and Cash Equivalents

We try to carry a small cash balance. At December 31, 2014 and 2013, we had $558 and $722, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. The large balance at the end of 2014 was due to a large amount of loan payoffs late in the period. In 2013, this ramping up of outstanding balances, as well as taking substantial investments caused the cash balances we had at the end of that period.

Deferred Financing Costs, Net

Gross deferred financing costs were $737 and $669 as of December 31, 2014 and 2013, respectively. The accumulated amortization of those costs was $107 and $20 as of the same dates. Certain private offering costs of $11 were incurred in 2012, but because no funds were received from the private offering, the costs were written-off in the third quarter of 2013. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2015.

The following is a roll forward of deferred financing costs for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013

Deferred financing costs, beginning balance	$669	$598
Additions	68	82
Write-offs	–	(11)

Deferred financing costs, ending balance	$737	$669

Less accumulated amortization	(107)	(20)

Deferred financing costs, net	$630	$649

The following is a roll forward of the accumulated amortization of deferred financing costs:

	For the Years Ended December 31,
	2014	2013

Accumulated amortization, beginning balance	$20	$2
Additions	87	18

Accumulated amortization, ending balance	$107	$20

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $4,435 and $3,853 as of December 31, 2014 and 2013, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 45 have been developed and sold, 14 are under development, and 22 are undeveloped as of December 31, 2014. The Tuscany subdivision is a single phase 18 lot subdivision, with 10 lots remaining as of December 31, 2014. A portion of the collateral of the Pennsylvania Loans is preferred equity interests in us (see Risk Factor “Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for the majority of our revenues and a portion of our capital.”).

In April, July, September, and December 2013, and in March and December 2014, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, Benjamin Marcus Homes, LLC (“BMH”) was allowed to borrow for the construction of homes, and to borrow for the purchase a lot.

As a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: (1) it has allowed for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the amounts we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania Loans should be paid down quicker.  Also in our loans receivable balance is another loan to the same customer in a different subdivision (Windemere).

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,997	$4,903	(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903		$4,748	79%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,000 of preferred equity in our Company. Please see “Risk Factors – Risks Related to Our Business – In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.”
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

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

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	1	$515	$361	$68	70%	5%
Florida	1	2	685	480	404	70%	5%
Georgia	2	5	1,027	810	349	79%	5%
Louisiana	1	2	1,230	861	620	70%	5%
New Jersey	1	1	390	273	259	70%	5%
Pennsylvania	2	4	2,826	1,850	1,463	65%	5%
South Carolina	2	4	1,577	900	780	57%	5%
Total	10	19	$8,250	$5,535	$3,943	67%(3)	5%

_______________

(1)	The value is determined by the appraised value. Part of this collateral is $1,000 of preferred equity in our Company. Please see “Risk Factors – Risks Related to Our Business – In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.”
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2013. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
New Jersey	1	1	186	130	84	70%	5%
Pennsylvania	1	2	1,825	1,220	203	67%	5%
Total	2	3	$2,011	$1,350	$288	67%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following as of December 31, 2014 and 2013:

	2014	2013

Commercial loans, gross	$8,691	$4,652
Less: Deferred loan fees	(438)	(571)
Less: Deposits	(134)	(36)
Less: Allowance for loan losses	(22)	–

Commercial loans, net	$8,097	$4,045

Roll forward of commercial loans for the years ended December 31, 2014 and 2013:

	2014	2013

Beginning balance	$4,045	$3,604
Additions	7,433	3,331
Payoffs/Sales	(3,394)	(2,992)
Change in builder deposit	(98)	(36)
Change in loan loss provision	(22)
New loan fees	(343)	(121)
Earned loan fees	476	259

Ending balance	$8,097	$4,045

Below is an aging schedule of loans receivable as of December 31, 2014, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Below is an aging schedule of loans receivable as of December 31 30, 2014, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Below is an aging schedule of loans receivable as of December 31, 2013, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	6	$4,045	100%

Below is an aging schedule of loans receivable as of December 31, 2013, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	6	$4,045	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	6	$4,045	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	6	$4,045	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of December 31, 2014 and 2013 was $249 and $255, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan and dividends on borrower owned preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Nine other loans active as of December 31, 2014 also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $69 and $0 as of December 31, 2014 and 2013, respectively.

Roll forward of interest escrow for the years ended December 31, 2014 and 2013:

	2014	2013

Beginning balance	$255	$329
+ SF Loan interest	75	75
+ Additions from Pennsylvania Loans	318	188
+ Additions from other loans	159	–
- Interest and fees	(489)	(325)
- Amount used to reduce $400 loan balance	–	(12)

Ending balance	$318	$255

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance at December 31, 2013. This loan is unsecured and has the same priority as the Notes. It is also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity, moved $125 of the note payable to the interest escrow, and agreed to repay the remaining $375 to the customer under circumstances which are expected to occur in early 2015. The balance of this note payable as of December 31, 2014 was $375. In addition, we owed $5,427 and $1,739 in Notes payable under our Notes offering as of December 31, 2014 and 2013, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both December 31, 2014 and 2013. We had $1,500 available to us on the affiliate lines as of both December 31, 2014 and 2013, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.

Contractual Obligations

We currently have three notes outstanding outside of the public offering. The two notes to affiliates are demand notes established on December 30, 2011, with balances of $0 as of both December 31, 2014 and 2013. The third note is an unsecured note for $375, which is likely to be repaid early in 2015. As of December 31, 2014, we have contractual obligations with maturity dates of:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured

2015	$543	$168	$375
2016	944	944	–
2017	1,675	1,675	–
2018	2,640	2,640	–

Total	$5,802	$5,427	$375

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $1,745 as of December 31, 2014 and $1,449 as of December 31, 2013. See Note 8 of our consolidated 2014 financial statements for more information regarding contractual obligations.

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

The Company’s anticipated primary sources of liquidity going forward are:

•	The purchase and sale agreement with the Loan Purchaser, which became effective on December 24, 2014, and should allow for a significant increase in loan balances;
•	The continued extension of Notes to the general public through our public Notes offering, which was declared effective by the SEC on October 4, 2012, and has been registered and declared effective in 38 states as of both December 31, 2014 and 2013. We began to advertise in March 2013 and received an aggregate of approximately $5,427 and $1,739 in Notes proceeds as of December 31, 2014 and 2013, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2015, focusing on the efforts that have proven fruitful.;
•	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 60% and 98% of our total outstanding loan commitments as of December 31, 2014 and 2013, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $249 and $255 as of December 31, 2014 and 2013, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);
•	Funds borrowed from affiliated creditors.

We generated net income of $293 and $24 for the years ended December 31, 2014 and 2013. At December 31, 2014 and 2013, we had cash on hand of $558 and $722, respectively, and our outstanding debt totaled $5,802 and $3,239, respectively, which was unsecured. As of December 31, 2014 and 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,745 and $1,449, respectively. Our availability on our line of credit from our members was $1,500 at both December 31, 2014 and 2013. While we have no borrowings yet under our purchase and sale agreement, we expect to have borrowings in the first quarter of 2015 which will add to our liquidity.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sales agreement, continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Our business of borrowing money and re-lending it to generate interest spread is our primary use of capital resources. There are several risks in any financing company of this nature, and we will discuss significant risks here and how they relate to our Company and what, if any, mitigation techniques we have or may employ.

First, any financial institution needs to match the maturities of its borrowings with the maturities of its assets. The bulk of most financial institutions’ borrowings are in the form of public investments or deposits. These generally have maturities that are either set periods of time, or upon the demand of the investor/depositor. The risk is that either obligations come due before funds are available to be paid out (a shortage of liquidity) or that funds are repaid before the obligation comes due (idle cash, as described herein). To mitigate these risks, we are not offering demand deposits (for instance, a checking account). Instead, we are offering Notes with varying maturities between one and four years, which we believe will be longer than the average life of the loans we will extend. However, we have the option to repay the Notes early, if we wish, without penalty. These items protect us against this risk of matching of debt and asset maturity.

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, the SF Loan, and our unsecured Notes from the public offering. The loan balance from our members on both December 31, 2014 and 2013 was $0. We had no balance on our purchase and sale agreement (which is treated like a secured line of credit in our consolidated financial statements) on either December 31, 2014 or 2013. The loan balance on the SF Loan was $375 and $1,500 on December 31, 2014 and 2013, respectively. The balance of debt from the Notes offering was $5,427 and $1,739 as of December 31, 2014 and 2013, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We currently generate liquidity (or may in the future) from:

•	borrowings in the form of the demand loans from our members;

•	proceeds from our purchase and sales agreement;

•	proceeds from the Notes;

•	repayments of loan receivables;

•	interest and fee income;

•	borrowings from lines of credit with banks (not in place yet);

•	sale of property obtained through foreclosure (none to date); and

•	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

•	make payments on other borrowings, including loans from affiliates;

•	pay Notes on their scheduled due date and Notes that we are required to redeem early;

•	make interest payments on the Notes; and

•	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

•	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

•	to make distributions to equity owners, including the preferred equity;

•	for working capital and other corporate purposes;

•	to purchase defaulted secured debt from financial institutions at a discount;

•	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

•	to purchase real estate, in which we will operate our business; and

•	to redeem Notes which we have decided to redeem prior to maturity.

The Company’s anticipated primary sources of liquidity going forward are the purchase and sale agreement, continued extension of Notes to the general public, interest income and principal repayments related to loans it extends, as well as funds borrowed from affiliated creditors. Therefore, the Company’s ability to fund its operations is dependent upon these sources of liquidity.

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

Source: Derivation of Rates Reported by Federal Reserve Board-Copyright 2014 MoneyCafe.com (01/2002-06/2013)

and Mortgage-X (07/2013 -12/2013).

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our Chief Executive Officer, who is our sole executive officer and sole member of management, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer concluded that our internal control over financial reporting was effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Pursuant to our operating agreement, which was adopted on March 29, 2012, Messrs. Wallach, Myrick and Summers were appointed to initial terms of one year, two years and three years, respectively. Following the expiration of these initial terms, our Managers are elected to three-year staggered terms. In March 2013, Mr. Wallach’s initial one-year term expired and he was elected to a three-year term expiring in March 2016. In March 2014, Mr. Summer’s initial one-year term expired and he was elected to a three-year term expiring in March 2017.

Daniel M. Wallach, age 47, is our Chief Executive Officer and a Manager. He has been our Chief Executive Officer since our Company was founded and, prior to the addition of the two independent Managers in March 2012, he was our sole Manager. Mr. Wallach has over 20 years of experience in finance and real estate. Most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Bill Myrick, age 53, is one of the independent Managers, to which he was elected in March 2012. He has been involved in lumber and building materials for over 30 years. In July 2012, Mr. Myrick became the Chief Executive Officer of American Builders Supply, a building material supplier to homebuilders, where he is responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, Chief Executive Officer, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 69, is one of the independent Managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in July 2011, but continues to be associated with United Bank, a regional bank. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

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

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–
Kenneth R. Summers	38,000	–	–	–	–	–	38,000
William Myrick	36,500	–	–	–	–	–	36,500
Total	$74,500						$74,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our outstanding membership interests as of December 31, 2013.

Title of Class	Name and Address(1) of Owner	Number of Units(2)	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	648	24.6%	507	17%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	1,981	75.4%	1,550	51%
Subtotal of common voting equity		2,629	100%	2,057	68%

Series B Preferred Units	Hoskins Group	10	100%	1,000	33%
Total Members’ Capital				3,057	100%

____________

(1)	The address of each owner listed is 450-106 State Rd. 13 N, Box 243, Saint Johns, FL, 32259.

(2)	The units listed above are owned directly by the owners listed above. All of our outstanding membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

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

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach Loan”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Trust Loan”). The total outstanding balance on these loans as of both December 31, 2014 and 2013 was $0. During the twelve months ended December 31, 2013, we reduced the principal balance by $1,108,091 and paid $19,159 in interest on these loans. We had minor borrowings on the lines in 2014, and incurred $22,768 in interest during that year. Each of the demand loans is evidenced by a promissory note, is payable upon demand of the lender and bears an interest rate equal to the lender’s cost of funds (defined in the promissory note as the weighted average price paid by the lender on or in connection with all of its borrowed funds). Pursuant to each promissory note, the affiliate has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2014 and 2013, the interest rate was 3.93% and 3.71%, respectively, for both the Wallach Loan and the Trust Loan.

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

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $768 outstanding at December 31, 2014. The larger of these investments are detailed below:

		Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Relationship to	December 31,	December 31,	December 31,	December 31,
Investor	Shepherd’s Finance	2014	2013	2014	2014	2013
Bill Myrick	Independent Manager	$141	$63	7.50%	$9	$1
R. Scott Summers	Son of Independent Manager	100	25	7.56%	6	–
Wallach Family Irrevocable Educational Trust	Trustee is Member	200	–	7.00%	7	4
David and Carole Wallach	Parents of Member	111	100	8.00%	8	4

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, Carr, Riggs & Ingram, LLC (“CRI”) served as our independent registered public accounting firm and provided certain other services. CRI has served as our independent registered public accounting firm since 2011. The Audit Committee currently anticipates that it will engage CRI as our independent registered public accounting firm to audit our consolidated financial statements as of and for the year ending December 31, 2015, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new independent registered public accounting firm at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed in accordance with applicable securities laws.

Our Audit Committee reviewed the audit and non-audit services performed by CRI, as well as the fees charged by CRI for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by CRI, including the audits of our annual consolidated financial statements, for the years ended December 31, 2014 and 2013, respectively, are set forth in the table below.

	2014	2013
Audit Fees	$92,136	$95,867
Audit-Related Fees*	12,956	21,789
Tax Fees	–	–
All Other Fees	–	–
Total	$105,092	$117,656

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

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
4.1	Indenture Agreement (including Form of Note) dated October 4, 2012
10.1	Mortgage dated July 21, 2010 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, and Anna Marie Corrado, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.2	Subordinated Promissory Note dated December 29, 2010 between 84 FINANCIAL, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.3	Credit Agreement dated December 30, 2011 by and between Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.4	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.5	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.6	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.7	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.8	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.9	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.11	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.12	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.13		Amended and Restated Subordination of Mortgage dated December 31, 2011 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, Anna Marie Corrado, and Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.14		Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360
10.15		First Amendment to Credit Agreement, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360
10.16		Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc.
10.17		Sixth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated March 27, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 27, 2014, Commission File No. 333-181360.
10.18		Credit Agreement dated June 20, 2014 by and between Shepherd’s Finance, LLC, Southeastern Land Developers, LLC, and Charles R. Rich, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360.
10.19		Promissory Note dated June 20, 2014 from Southeastern Land Developers, LLC to Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360.
10.20		Deed to Secure Debt dated June 20, 2014 between Shepherd’s Finance, LLC and Southeastern Land Developers, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360.
10.21		Loan Purchase and Sale Agreement dated December 24, 2014 between Shepherd’s Finance, LLC and 1st Financial Bank USA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 29, 2014, Commission File No. 333-181360.
10.22		Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360.
10.23		Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360.
10.24		Seventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 31, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360.
21.1		Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Schema Document
101.CAL	**	XBRL Calculation Linkbase Document
101.DEF	**	XBRL Definition Linkbase Document
101.LAB	**	XBRL Label Linkbase Document
101.PRE	**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: March 4, 2015	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach Daniel M. Wallach	Chief Executive Officer and Manager (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 4, 2015

/s/ Bill Myrick Bill Myrick	Manager	March 4, 2015

/s/ Kenneth Summers Kenneth Summers	Manager	March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC and affiliate (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

March 4, 2015

Enterprise, Alabama

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(in thousands of dollars)	2014	2013

Assets
Cash and cash equivalents	$558	$722
Accrued interest on loans	78	27
Deferred financing costs, net	630	649
Loans receivable, net	8,097	4,045
Other assets	13	14

Total assets	$9,376	$5,457

Liabilities and Members’ Capital
Customer interest escrow	$318	$255
Accounts payable and accrued expenses	199	59
Notes payable unsecured	5,802	3,239

Total liabilities	6,319	3,553

Commitments and Contingencies (Notes 4 and 8)

Series B preferred equity	1,000	–
Class A common equity	2,057	1,904
Members’ capital	3,057	1,904

Total liabilities and members’ capital	$9,376	$5,457

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2014 and 2013

(in thousands of dollars)	2014	2013

Interest Income
Interest and fee income on loans	$1,138	$596
Interest expense	433	157

Net interest income	705	439
Less: Loan loss provision	22	–

Net interest income after Loan loss provision	683	439

Non-Interest Expense
Selling, general and administrative	390	415

Total non-interest expense	390	415

Net income	$293	$24

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Shepherd’s Finance, LLC

Consolidated Statements of Changes In Members’ Capital

For the years ended December 31, 2014 and 2013

(in thousands of dollars)	2014	2013

Members’ capital, beginning balance	$1,904	$1,902
Net income	293	24
Additional capital (preferred)	1,000	-
Distributions to members	(140)	(22)

Members’ capital, ending balance	$3,057	$1,904

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

(in thousands of dollars)	2014	2013

Cash flows from operations
Net income	$293	$24
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	87	29
Provision for loan losses	22	–
Net loan origination fees deferred (earned)	(133)	(138)
Net change in operating assets and liabilities
Other assets	1	(4)
Accrued interest on loans	(51)	(1)
Customer interest escrow	(62)	(74)
Accounts payable and accrued expenses	140	18

Net cash provided by (used in) operating activities	297	(146)

Cash flows from investing activities
Loan originations and principal collections, net	(3,941)	(303)

Net cash provided by (used in) investing activities	(3,941)	(303)

Cash flows from financing activities
Distributions to members	(140)	(22)
Net proceeds from (repayments of) related party notes	–	(1,108)
Proceeds from unsecured Notes	4,119	1,737
Redemptions of unsecured Notes	(431)	–
Payments of deferred financing costs	(68)	(82)

Net cash provided by (used in) financing activities	3,480	525

Net increase (decrease) in cash and cash equivalents	(164)	76

Cash and cash equivalents
Beginning of period	722	646

End of period	$558	$722

Supplemental disclosure of cash flow information
Cash paid for interest	$149	$28

Supplemental disclosure of noncash information
Conversion of debt to preferred equity	$1,000	$–
Reduction of debt through transfer to customer interest escrow	$125	$–

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business and Basis of Presentation

Description of Business

Structure and Control Environment

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we” or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operated pursuant to an operating agreement by and among Daniel M. Wallach and the members of the Company from its inception through March 29, 2012, at which time it adopted an amended and restated operating agreement. Under the amended and restated operating agreement (as amended), we have three Managers, Daniel M. Wallach (who is also our Chief Executive Officer, “CEO”), and our independent Managers - Kenneth Summers and Bill Myrick.

The Managers, through the CEO when appropriate, have direct and exclusive control over the management of the Company’s operations. With respect to new loans, the Company locates potential customers, conducts due diligence, and negotiates and completes the transactions in which the loans are originated. Loans are either approved by the loan committee of the Board of Managers, or fit within guidelines created by that committee. The independent Managers comprise the audit committee and approve affiliate transactions. The Managers also deal with governance issues. The Managers, through the CEO when appropriate, perform, or arrange for the performance of, the management, advisory and administrative services required for Company operations. Such services include, without limitation, the administration of investor accounts, investor relations, accounting, and the preparation, review and dissemination of tax and other financial information. They also engage and manage the contractual relations with depositories, accountants, attorneys, insurers, banks and others, as required.

Description of Business

In late 2011, management elected to transform our business model. The Company lends money to residential homebuilders to construct single family homes, and to develop undeveloped land into residential building lots. The loans are extended to residential homebuilders and, as such, are commercial loans. We primarily fund our lending and operations by continued extension of Notes to the general public, which Notes are unsecured subordinated debt. We currently have six sources of capital:

	December 31, 2014	December 31, 2013
Capital Source
Purchase and sale agreement (executed December 24, 2014) with the Loan Purchaser which buys portions of some of our loans (those purchases are accounted for as a secured line of credit)	$–	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	5,427	1,739
Other unsecured debt	375	1,500
Preferred equity	1,000	–
Common equity	2,057	1,904

Total	$8,859	$5,143

Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity. The Company’s anticipated primary sources of liquidity going forward are a purchase and sale agreement with the Loan Purchaser, the continued extension of Notes to the general public, interest income and/or principal repayments related to the loans, as well as funds borrowed from affiliated creditors.  The purchase and sale agreement became effective on December 24, 2014 and should allow for a significant increase in loan balances.

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

The Company’s anticipated primary sources of liquidity going forward are:

•	The purchase and sale agreement with the Loan Purchaser, which became effective on December 24, 2014, and should allow for a significant increase in loan balances;
•	The continued extension of Notes to the general public through our public Notes offering, which was declared effective by the SEC on October 4, 2012, and has been registered and declared effective in 38 states as of both December 31, 2014 and 2013. We began to advertise in March 2013 and received an aggregate of approximately $5,427 and $1,739 in Notes proceeds as of December 31, 2014 and 2013, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2015, focusing on the efforts that have proven fruitful.;
•	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 60% and 98% of our total outstanding loan commitments as of December 31, 2014 and 2013, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $249 and $255 as of December 31, 2014 and 2013, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);
•	Funds borrowed from affiliated creditors.

We generated net income of $293 and $24 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, we had cash on hand of $558 and $722, respectively, and our outstanding debt totaled $5,802 and $3,239, respectively, which was unsecured. As of December 31, 2014 and 2013, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,745 and $1,449, respectively. Our availability on our line of credit from our members was $1,500 at both December 31, 2014 and 2013. While we have no borrowings yet under our purchase and sale agreement, we expect to have borrowings in the first quarter of 2015, which will add to our liquidity.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sales agreement, continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Basis of Presentation

Principles of Consolidation These consolidated financial statements include the consolidated accounts of the Company’s subsidiary and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods. All intercompany balances and transactions have been eliminated. Our consolidated results for the year ended December 31, 2014 and 2013 are not necessarily indicative of what our results will be for future years.

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

Operating Segments Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on operating income, net income and operating cash flows.  Segments are identified and aggregated based on products sold or services provided..  Based on these factors, we have determined that the Company’s operations are in one segment, commercial lending.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $10 and $50 for the years ended December 31, 2014 and 2013, respectively.

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

We establish a collective reserve for all loans which are not more than 60 days past due at the end of a quarter. This collective reserve takes into account both historical information and a qualitative analysis of housing and other economic factors that may impact our future realized losses. For loans to one borrower with committed balances less than 10% of our total committed balances on all loans extended to all customers, we individually analyze for impairment all loans which are more than 60 days past due at the end of a quarter. For loans to one borrower with committed balances equal to or greater than 10% of our total committed balances on all loans extended to all customers, we individually analyze all loans for potential impairment. The analysis of loans, if required, includes a comparison of estimated collateral value to the principal amount of the loan. For impaired loans, if the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property.

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

Deferred Financing Costs, Net

We defer certain costs associated with financing activities related to the issuance of debt securities (deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. We make estimates for the average duration of future investments. If these estimates are determined to be incorrect in the future, the rate at which we are amortizing the deferred offering costs as interest expense would be adjusted and could have a material impact on the consolidated financial statements.

Certain private offering costs of $11 were incurred in 2012, but because no funds were received from the private offering, the costs were written-off in the third quarter of 2013.

The following is a roll forward of deferred financing costs for the years ended December 31, 2014 and 2013:

	2014	2013
Deferred financing costs, beginning balance	$669	$598
Additions	68	82
Write-offs	–	(11)
Deferred financing costs, ending balance	$737	$669
Less accumulated amortization	(107)	(20)
Deferred financing costs, net	$630	$649

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2014 and 2013:

	2014	2013
Accumulated amortization, beginning balance	$20	$2
Additions	87	18
Accumulated amortization, ending balance	$107	$20

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At December 31, 2014, our loans were primarily concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of December 31, 2014 and 2013, 60% and 98%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2018. The Company is still evaluating the potential impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Company on January 1, 2015 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The new standard simplifies and improves current GAAP by: a) placing more emphasis on risk of loss when determining a controlling financial interest; b) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and c) changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015. The Company is still evaluating the potential impact on the Company’s consolidated financial statements.

Subsequent Events

Management of the Company has evaluated subsequent events through March 4 2015, the date these consolidated financial statements were issued. See Note 11.

3. Fair Value

At December 31, 2014 and 2013, the Company had no assets measured at fair value on a recurring or nonrecurring basis. The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at December 31, 2014 and 2013. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at December 31, 2014 and 2013. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both December 31, 2014 and 2013.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at December 31, 2014 and 2013.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

December 31, 2014

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$558	$558	$558	$–	$–
Loans receivable, net	8,097	8,097	–	–	8,097
Financial Liabilities
Customer interest escrow	318	318	–	–	318
Notes payable unsecured	5,802	5,802	–	–	5,802

December 31, 2013

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$722	$722	$722	$–	$–
Loans receivable, net	4,045	4,045	–	–	4,045
Financial Liabilities
Customer interest escrow	255	255	–	–	255
Notes payable unsecured	3,239	3,239	–	–	3,239

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2014 and 2013:

	2014	2013

Commercial loans, gross	$8,691	$4,652
Less: Deferred loan fees	(438)	(571)
Less: Deposits	(134)	(36)
Less: Allowance for loan losses	(22)	–

Commercial loans, net	$8,097	$4,045

Roll forward of commercial loans for the years ended December 31, 2014 and 2013:

	2014	2013

Beginning balance	$4,045	$3,604
Additions	7,433	3,331
Payoffs/Sales	(3,394)	(2,992)
Change in builder deposit	(98)	(36)
Change in loan loss provision	(22)	–
New loan fees	(343)	(121)
Earned loan fees	476	259

Ending balance	$8,097	$4,045

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

In April, July, September and December 2013, and in March and December 2014, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. The construction loans for lots 2 and 5 of the Tuscany subdivision are for $660 and $748, respectively. Each of the construction loans is evidenced by a promissory note and is secured by a first mortgage on the home or homes financed under such loan. Each of the construction loans is subject to a loan fee of 5% of the full amount of the loan, and bears interest at a rate of our cost of funds plus 2%. Unlike the development loans extended pursuant to the Credit Agreement, the release prices paid for each of the lots securing the construction loans are not applied to fund the balance of the Interest Escrow established pursuant to the Credit Agreement, and interest on the construction loans is not paid from the Interest Escrow. The outstanding balance of the construction loans for lots 2 and 5 of the Tuscany subdivision is not included when calculating the amount outstanding pursuant to Section 2.05(f) of the Credit Agreement.

As a result of these amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity and the SF Loan serve as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125 which was added to the Interest Escrow. We further agreed to repay the remaining $375 of the SF Loan when the Tuscany lot 5 construction loan is repaid, which happened in the first quarter of 2015. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan.

Also as a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

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

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400, with a balance of approximately $332 and $323 as of December 31, 2014 and 2013, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by the seller, an independent third party. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at December 31, 2014 and 2013 in the tables detailing the Pennsylvania Loans below.

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

The New IMA Loan is secured by a mortgage in residential property originally consisting of 18 lots (10 and 18 lots remained as of December 31, 2014 and 2013, respectively) located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $281 remaining to be completed as of December 31, 2014. The property securing the New IMA Loan and the Existing IMA Loan was originally subject to a mortgage in the amount of $1,290 ($275 outstanding as of December 31, 2014) which is held by an unrelated third party. In connection with the closing of the New IMA Loan and the Existing IMA Loan, the holder of this mortgage entered into an agreement to amend, restate and further subordinate such mortgage. This subordination agreement also provides that, in the event of a foreclosure on and liquidation of the property securing the New IMA Loan and the Existing IMA Loan, we are entitled to receive liquidation proceeds up to $2,225 which excludes the collateral securing the BMH Loan, at which point the holder of this mortgage is entitled to receive liquidation proceeds up to the amount necessary to satisfy its outstanding mortgage, and we are then entitled to any remainder of the liquidation proceeds. The subordinated mortgage balance is subtracted from the appraised value of the finished lots in the lot valuation in the table detailing the Pennsylvania loans below.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687, of which $1,687 was outstanding as of both December 31, 2014 and 2013. Interest on the Existing IMA Loan accrued annually at a rate of 7.0% through December 30, 2014. Beginning December 31, 2014, the interest rate is the same as the New IMA Loan. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrent with the execution of the loans above, we entered into the SF Loan with the Hoskins Group, under which we are the borrower. Management presently has no intention to offset our payments of principal or interest against amounts due to us from the lender; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at December 31, 2014 and 2013. The SF Loan is described in Note 5.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of December 31, 2014 and 2013 was $249 and $255, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

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

Construction loans

The Pennsylvania Loans have been modified from time to time to allow for funding of construction of homes. Those loans are detailed in the tables below.

A detail of the financing receivables for the Pennsylvania loans at December 31, 2014 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 4, and 5 (25 acres)			$–		$1,515
Lots			142		374	(7)
Interest Escrow			450		249
Loan Fee			750		–
Excess Paydown			(22	)(5)
Lot 2 Windemere			126		126
Construction loan lot 5 Tuscany			536		932
Construction loan lot 2 Tuscany			498		739

Total BMH Loan			2,480		3,935
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,491		–
Existing IMA Loan	Demand(1)	COF +2% (7% Floor)	1,687		2,484	(3)

Total IMA Loans			3,428		2,484

Unearned Loan Fee			(322)		–
SF Preferred Equity			–		1,000	(8)
SF Loan Payable			–		375

Total			$5,586		$7,794

A detail of the financing receivables for the Pennsylvania loans at December 31, 2013 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 3, 4, and 5			$–		$1,042	(4)
Lot 5 Hamlets			142		180
Interest Escrow			450		255
Loan Fee			750		–
Excess Paydown			(394	)(5)	–
Construction loan lot 118 Whispering Pines			138		120
Construction loan lot 5 Tuscany			37		–

Total BMH Loan			1,123		1,597
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,479		–
Existing IMA Loan	Demand(2)	7%	1,687		2,299	(6)

Total IMA Loans			3,416		2,299

Unearned Loan Fee			(567)		–
SF Loan Payable			–		1,500

Total			$3,972		$5,396

_______________

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $2,976, net of the net estimated costs to finish the development of $217 and the second mortgage amount of $275.

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

(7) Estimated collateral value is equal to the lots’ appraised value of $2,336 minus remaining improvements of $656, net of the outstanding first mortgage of $1,146 and a third mortgage payoff of $160.

(8) In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance. The loans are collectively cross-collateralized and, therefore, treated as one loan for the purpose of calculating the effective interest rate and for available remedies upon an instance of default. As lots are released, a specific release price is repaid by the borrower, with 10% of that amount being used to fund the Interest Escrow (except for the construction funding for homes). The customer will make cash interest payments only when the Interest Escrow is fully depleted, except for construction funding for homes, where the customer makes interest payments monthly.

The Pennsylvania Loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2013 and 2014, eight construction loans to the same customer were executed with $162 in loan fees, which fees are being recognized over the expected life of each advance.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,997	$4,903	(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903		$4,748	79%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,000 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

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

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	1	$515	$361	$68	70%	5%
Florida	1	2	685	480	404	70%	5%
Georgia	2	5	1,027	810	349	79%	5%
Louisiana	1	2	1,230	861	620	70%	5%
New Jersey	1	1	390	273	259	70%	5%
Pennsylvania	2	4	2,826	1,850	1,463	65%	5%
South Carolina	2	4	1,577	900	780	57%	5%
Total	10	19	$8,250	$5,535	$3,943	67%(3)	5%

_______________

(1)	The value is determined by the appraised value. Part of this collateral is $1,000 of preferred equity in our Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2014	December 31, 2013

Pass	$7,301	$4,045
Special mention	796	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$8,097	$4,045

Finance Receivables – Method of impairment calculation:

	December 31, 2014	December 31, 2013

Individually evaluated, but not impaired	$5,571	$3,972
Not individually evaluated	2,526	73

Total evaluated collectively for loan losses	$8,097	$4,045

At December 31, 2014 and 2013, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Borrowings

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with the Loan Purchaser whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser. Purchaser is buying senior positions in the loans they purchase, generally 50% of each loan. Purchaser generally receives the interest rate we charge the borrower on their portion of the loan balance, and we will receive the rest of the interest and all of the loan fee. We will service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months. This transaction is accounted for as a secured line of credit. The balance due was $0 on both December 31, 2014 and 2013.

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.93% and 3.71% as of December 31, 2014 and 2013, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 at both December 31, 2014 and 2013, leaving $1,500 in potential credit availability on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $32 and $438 for the years ended December 31, 2014 and 2013, respectively, and the interest expense was $1 and $17 for the same periods, respectively.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500, of which $375 and $1,500 was outstanding as of December 31, 2014 and 2013, respectively. Interest on the SF Loan accrues annually at a rate of 5.0%. Payments of interest only are due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full. We may prepay the SF Loan in part or in full at any time without penalty, subject to the terms and conditions set forth in the underlying promissory note. Pursuant to the Credit Agreement, payments on the SF Loan are used to fund the Interest Escrow. Further, pursuant to the Amended and Restated Commercial Pledge Agreement by and between us, IMA and BMH, IMA has pledged its interest in the SF Loan as collateral for IMA’s obligations under the New IMA Loan and the Existing IMA Loan. Management’s intentions related to offsetting our payments of principal or interest against amounts due to us from the lender are undetermined; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at December 31, 2014 and 2013. On December 31, 2014, the Company and the Hoskins Group entered into a series of agreements which, among other things, 1) converted $1,000 of the SF Note from debt to preferred equity, 2) repaid $125 of the SF Note and applied those proceeds to increase the Interest Escrow, and 3) requires elimination of the remaining balance of the SF Note with a cash payment upon the repayment of the construction loan on lot 5, Tuscany.

Notes Program

Borrowings through our public offering were $5,427 and $1,739 at December 31, 2014 and 2013, respectively. The effective interest rate on the borrowings at December 31, 2014 and 2013 7.26% and 6.72%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Notes outstanding, beginning of period	$1,739	$2
Notes issued	4,119	1,737
Note repayments / redemptions	431	–

Notes outstanding, end of period	$5,427	$1,739

The following table shows the maturity of outstanding Notes as of December 31, 2014.

Year Maturing	Amount Maturing

2015	$168
2016	944
2017	1,675
2018	2,640

Total	$5,427

6. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The Class A common units are held by two members, both of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at both December 31, 2014 and 2013.

The series B cumulative preferred units were issued to the Hoskins Group through a reduction in the SF Note. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten units were issued for a total of $1,000. The series B units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the units’ value (providing profits are available) will be made quarterly. The Hoskins Group series B cumulative preferred units are also used as collateral for that group’s loans to the Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	December 31, 2014	December 31, 2013
B Preferred Units	$1,000	$–
A Common Units	2,057	1,904

Members’ Capital	$3,057	$1,904

7. Related Party Transactions

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates, as more fully described in Note 5 – Affiliate Loans.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 5 – SF Loan and Note 4 – Pennsylvania Loans.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 6.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $768 outstanding at December 31, 2014. The larger of these investments are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2014	2013	2014	2014	2013
Bill Myrick	Independent Manager	$141	$63	7.50%	$9	$1

R. Scott Summers	Son of Independent Manager	100	25	7.56%	6	–

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	–	7.00%	7	4

David and Carole Wallach	Parents of Member	111	100	8.00%	8	4

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $1,745 and $1,449 at December 31, 2014 and 2013, respectively.

In September 2013, the Company issued a Letter of Credit for $155 to a sewer authority relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The subordinated mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables at December 31, 2014 and 2013 in Note 4.

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

9. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2014 and 2013 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2014	2014	2014	2014	2013	2013	2013	2013

Net interest income	$215	$180	$156	$132	$108	$118	$114	$99
SG&A expense	104	87	84	115	84	77	114	140
Net Income (Loss)	$111	$93	$72	$17	$24	$41	$–	$(41)

10. Non-Interest expense detail

The following table displays our SG&A expenses for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Selling, general and administrative expenses
Legal and Accounting	$153	$150
Salaries and related expenses	91	81
Website / Management Information Systems (“MIS”)	3	12
Board related expenses	74	76
Advertising	10	50
Rent and Utilities	17	16
Printing	12	14
Other	30	16
Total SG&A	$390	$415

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

11. Subsequent Events

Management of the Company has evaluated subsequent events through March 4, 2015, the date these consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $15 subsequent to December 31, 2014 and had redemptions of $0. The total debt issued and outstanding pursuant to the Notes offering as of March 4, 2014 is $5,442. Of the $5,442, $768 is from managers, members, and their respective affiliates.

Under the Purchase and Sales Agreement, the Company has recorded $791 of secured debt as of March 4, 2015.

The balance of the SF Note ($375) was repaid to the Hoskins Group.

.

