Form 10-K/A
period 2014-12-31
Shepherd's Finance, LLC
filed 2015-03-11
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 4, 2015 (the “Form 10-K”), is solely to correct the chart in Item 6, Selected Financial Data, included herein.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the Form 10-K

Item 6, Selected Financial Data, should be as follows:

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

As of, and for, the years ended December 31,

	2014	2013	2012	2011	2010
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Interest income	$1,138	$596	$581	$5	$–
Interest expense	433	157	115	–	–
Provision for Loan losses	22	–	–	–	–
Net interest income after Loan loss provision	683	439	466	5	–
Selling, general and administrative expenses	390	415	344	5	–
Income from continuing operations	293	24	122	–	–
Income from discontinued operations	–	–	–	309	578
Net income	$293	$24	$122	$309	$578

Balance Sheet Data
Cash and cash equivalents	$558	$722	$646	$50	$–
Accrued interest on loans	78	27	26	2	–
Deferred financing costs, net	630	649	596	–	–
Other assets	13	14	10	26	–
Loans receivable, net	8,097	4,045	3,604	4,580	–
Assets of discontinued operations	–	–	–	–	10,339
Total assets	9,376	5,457	4,882	4,658	10,339
Customer interest escrow	318	255	329	450	–
Accounts payable and accrued expenses	199	59	41	–	–
Notes payable unsecured	5,802	3,239	1,502	1,500	–
Notes payable related parties	–	–	1,108	878	–
Liabilities of discontinued operations	–	–	–	–	7,863
Total liabilities	6,319	3,553	2,980	2,828	7,863
Members’ capital	3,057	1,904	1,902	1,830	2,476
Members’ contributions	1,000	–	–	–	–
Members’ distributions (1)	$(140)	$(22)	$(50)	$(955)	$(177)

____________

(1) Fiscal 2011 includes in this amount ($250) for the redemption of the ownership interests of two of our former members; ($383) was a return of capital to certain of the remaining members; and ($322) was earnings distributed to the members.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: March 11, 2015	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach Daniel M. Wallach	Chief Executive Officer and Manager (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 11, 2015

/s/ Bill Myrick Bill Myrick	Manager	March 11, 2015

/s/ Kenneth Summers Kenneth Summers	Manager	March 11, 2015

3