Form 10-Q
period 2015-03-31
Shepherd's Finance, LLC
filed 2015-05-05
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations and cash flows.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our 2014 Form 10-K in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
	March 31, 2015	December 31, 2014
(in thousands of dollars)	(Unaudited)
Assets
Cash and cash equivalents	$990	$558
Accrued interest on loans	102	78
Deferred financing costs, net	587	630
Loans receivable, net	8,110	8,097
Other assets	6	13
Total assets	$9,795	$9,376
Liabilities and Members’ Capital
Customer interest escrow	$201	$318
Accounts payable and accrued expenses	303	199
Notes payable secured	599	–
Notes payable unsecured	5,668	5,802
Due to preferred equity member	25	–
Total liabilities	6,796	6,319

Commitments and Contingencies (Notes 4 and 8)

Series B preferred equity	1,000	1,000
Class A common equity	1,999	2,057
Members’ capital	2,999	3,057

Total liabilities and members’ capital	$9,795	$9,376

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Interest Income
Interest and fee income on loans	$376	$196
Interest expense	176	63

Net interest income	200	133
Less: Loan loss provision	8	1

Net interest income after loan loss provision	192	132

Non-Interest Expense
Selling, general and administrative	150	115

Total non-interest expense	150	115

Net income	$42	$17

Earned distribution to preferred equity holder	$25	$–

Net income attributable to common equity holder	$17	$17

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

(in thousands of dollars)	Three Months Ended March 31, 2015
Members’ capital, as of December 31, 2014	$3,057
Net income	42
Earned distribution to preferred equity holder	(25)
Distributions	(75)

Members’ capital, as of March 31, 2015	$2,999

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Cash flows from operations
Net income	$42	$17
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	57	12
Provision for loan losses	8	1
Net loan origination fees deferred (earned)	(98)	13
Net change in operating assets and liabilities
Other assets	7	(8)
Accrued interest on loans	(24)	(11)
Customer interest escrow	(117)	(8)
Accounts payable and accrued expenses	104	24

Net cash provided by (used in) operating activities	(21)	40

Cash flows from investing activities
Loan originations and principal collections, net	77	(1,139)

Net cash provided by (used in) investing activities	77	(1,139)

Cash flows from financing activities
Distributions to members	(75)	(16)
Proceeds from secured note payable	791	–
Repayments of secured note payable	(192)	–
Proceeds from unsecured notes payable	741	921
Redemptions of unsecured notes payable	(500)	–
Repayment of unsecured note payable	(375)	–
Payments of deferred financing costs	(14)	(17)

Net cash provided by (used in) financing activities	376	888

Net increase (decrease) in cash and cash equivalents	432	(211)

Cash and cash equivalents
Beginning of period	558	722

End of period	$990	$511

Supplemental disclosure of cash flow information
Cash paid for interest	$47	$9
Non-cash investing and financing activities
Earned distribution to preferred equity holder	$25	$–

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Information presented throughout these notes to the interim condensed consolidated financial statements (Unaudited) is in thousands of dollars.

1. Description of Business and Basis of Presentation

Description of Business

Description of Business

Shepherd’s Finance, LLC and subsidiaries (the “Company”, “we” or “our”) is a finance company that engages in commercial lending to residential homebuilders, financing construction of single family homes and residential development. The loans are extended to residential homebuilders and, as such, are commercial loans. We primarily fund our lending and operations by continued issuance of Fixed Rate Subordinated Notes (“Notes”) to the general public, which Notes are unsecured subordinated debt. We currently have six sources of capital:

	March 31, 2015	December 31, 2014
Capital Source
Purchase and sale agreement (executed December 24, 2014) with 1st Financial Bank USA (“Loan Purchaser”) which buys portions of some of our loans (those purchases are accounted for as a secured line of credit)	$599	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	5,668	5,427
Other unsecured debt	–	375
Preferred equity	1,000	1,000
Common equity	1,999	2,057

Total	$9,266	$8,859

Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity. The Company’s anticipated primary sources of liquidity going forward are:

•	a purchase and sale agreement with the Loan Purchaser,
•	the continued issuance of Notes to the general public,
•	interest income and/or principal repayments related to the loans, as well as,
•	funds borrowed from affiliated creditors.

The purchase and sale agreement became effective on December 24, 2014 and should allow for a significant increase in loan balances.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2015. These unaudited interim condensed consolidated financial statements should be read in conjunction with the year end 2014 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies of the notes to the 2014 Statements.

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

The Company’s anticipated primary sources of liquidity going forward are:

•	The purchase and sale agreement with the Loan Purchaser, which became effective on December 24, 2014, and should allow for a significant increase in loan balances;
•	The continued issuance of Notes to the general public through our public Notes offering, which was declared effective by the SEC on October 4, 2012, and has been registered and declared effective in 38 states as of both March 31, 2015 and December 31, 2014. We began to advertise in March 2013 and received an aggregate of approximately $5,668 and $5,427 in Notes proceeds as of March 31, 2015 and December 31, 2014, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2015, focusing on the efforts that have proven fruitful;
•	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 60% of our total outstanding loan commitments as of both March 31, 2015 and December 31, 2014, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $141 and $249 as of March 31, 2015 and December 31, 2014, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);
•	Funds borrowed from affiliated creditors.

We generated net income of $42 and $17 for three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, we had cash on hand of $990 and $558, respectively, and our outstanding debt totaled $6,267 and $5,802, respectively, which was unsecured. As of March 31, 2015 and December 31, 2014, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,344 and $1,745 respectively. Our availability on our line of credit from our members was $1,500 at both March 31, 2015 and December 31, 2014. Our borrowings under our purchase and sale agreement were $599 and $0 at March 31, 2015 and December 31, 2014, respectively. The purchase and sale agreement adds liquidity and allows us to expand our business.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sale agreement, continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

2. Summary of Significant Accounting Policies

Segment Reporting

We report all ongoing operations in one segment, commercial lending.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that market conditions could deteriorate, which could materially affect our consolidated financial position, results of operations and cash flows. Among other effects, such changes could result in the need to increase the amount of our allowance for loan losses.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $7 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value Measurements

The Company follows the guidance of FASB ASC 825, Financial Instruments, and FASB ASC 820, Fair Value Measurements. This guidance permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 3.

Loans Receivable

Loans are stated at the amount of unpaid principal, net of any allowances for loan losses, and adjusted for (1) the net unrecognized portion of direct costs and nonrefundable loan fees associated with lending, and (2) deposits made by the borrowers used as collateral for a loan and due back to the builder at or prior to loan payoff. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method. The majority of the Company’s loan balances are secured by real estate in a suburb of Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in that area.

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

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Deferred financing costs, beginning balance	$737	$669	$669
Additions	14	68	17

Deferred financing costs, ending balance	$751	$737	$686

Less accumulated amortization	(164)	(107)	(32)

Deferred financing costs, net	$587	$630	$654

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Accumulated amortization, beginning balance	$107	$20	$20
Additions	57	87	12

Accumulated amortization, ending balance	$164	$107	$32

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the Limitted Liability Company, level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2011.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At March 31, 2015, our loans were primarily concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas if and until more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of both March 31, 2015 and December 31, 2014, 60% of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is still evaluating the potential impact on the Company’s consolidated financial statements.

3. Fair Value

FASB ASC 825, Financial Instruments, permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment. Subsequent changes must be recorded in earnings.

FASB ASC 820, Fair Value Measurement, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following describes valuation methodologies used for assets measured at fair value:

At March 31, 2015 and December 31, 2014, the Company had no assets measured at fair value on a recurring basis.

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The analysis of impaired loans includes a comparison of estimated collateral value to the principal amount of the loan. If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property. For loans that are individually evaluated for impairment, appraisals have been prepared within the last 13 months. There are also broker’s opinions of value (“BOV”) prepared, if the appraisal is more than six months old. The lower of any BOV prepared in the last six months, or appraisal done in the last 13 months, is used, unless we determine a BOV to be invalid based on the comparable sales used. If we determine a BOV to be invalid, we will use the appraised value. Appraised values are adjusted down for estimated costs associated with asset disposal, generally between 0% and 5%, depending on the type of collateral. Fair value estimates for impaired loans are classified as Level 3.

Assets measured at fair value on a nonrecurring basis are summarized below:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Impaired loans	$160	$160	$–	$–	$160

Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at March 31, 2015 and December 31, 2014. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at March 31, 2015 and December 31, 2014. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both March 31, 2015 and December 31, 2014.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are 1) payable on demand, 2) have a variable interest rate, 3) or have interest rates similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at March 31, 2015 and December 31, 2014.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$990	$990	$990	$–	$–
Loans receivable, net	8,110	8,110	–	–	8,110
Financial Liabilities
Customer interest escrow	201	201	–	–	201
Notes payable secured	599	599	–	–	599
Notes payable unsecured	5,668	5,668	–	–	5,668

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets
Cash and cash equivalents	$558	$558	$558	$–	$–
Loans receivable, net	8,097	8,097	–	–	8,097
Financial Liabilities
Customer interest escrow	318	318	–	–	318
Notes payable unsecured	5,802	5,802	–	–	5,802

4. Financing Receivables

Financing receivables are comprised of the following:

	March 31, 2015	December 31, 2014
Commercial loans, gross	$8,604	$8,691
Less: Deferred loan fees	(340)	(438)
Less: Deposits	$(124)	$(134)
Less: Allowance for loan losses	(30)	(22)

Commercial loans, net	$8,110	$8,097

Roll forward of commercial loans:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Beginning balance	$8,097	$4,045	$4,045
Additions	1,233	7,433	1,669
Payoffs/Sales	(1,320)	(3,394)	(463)
Change in builder deposit	10	(98)	(68)
Change in loan loss provision	(8)	(22)	(1)
New loan fees	(44)	(343)	(104)
Earned loan fees	142	476	91

Ending balance	$8,110	$8,097	$5,169

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

In April, July, September and December 2013, in March and December 2014, and in March of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. The only remaining construction loan from these amendments is for lot 2 of the Tuscany subdivision in the amount of $660. Each of the construction loans is evidenced by a promissory note and is secured by a first mortgage on the home or homes financed under such loan. Each of the construction loans is subject to a loan fee of 5% of the full amount of the loan, and bears interest at a rate of our cost of funds plus 2%. Unlike the development loans extended pursuant to the Credit Agreement, the release prices paid for each of the lots securing the construction loans are not applied to fund the balance of the Interest Escrow established pursuant to the Credit Agreement, and interest on the construction loans is not paid from the Interest Escrow. The outstanding balance of the construction loan for lot 2 of the Tuscany subdivision is not included when calculating the amount outstanding pursuant to Section 2.05(f) of the Credit Agreement.

As a result of these amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125 which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan.

Also as a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 (which was reduced to $29 in the first quarter of 2015) to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we issued a cash bond for development not to exceed $425. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

A detail of the financing receivables for the Pennsylvania loans at March 31, 2015 is as follows:

Item	Term	Interest Rate	Funded to Borrower		Estimated collateral values
BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 4, and 5 (25 acres)			$–		$1,515
Lots			192		445	(6)
Interest Escrow			450		141
Loan Fee			750		–
Cash Bond			385	(9)	385
Lot 2 Windemere			126		126
Construction loan lot 2 Tuscany			585		988

Total BMH Loan			2,488		3,600
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,420		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,381	(4)

Total IMA Loans			3,357		2,381

Unearned Loan Fee			(264)		–
SF Preferred Equity					1,025	(8)

Total			$5,581		$7,006

A detail of the financing receivables for the Pennsylvania loans at December 31, 2014 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values
BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 4, and 5 (25 acres)			$–		$1,515
Lots			142		374	(7)
Interest Escrow			450		249
Loan Fee			750		–
Excess Paydown			(22)	(5)
Lot 2 Windemere			126		126
Construction loan lot 5 Tuscany			536		932
Construction loan lot 2 Tuscany			498		739

Total BMH Loan			2,480		3,935
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,491		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,484	(3)

Total IMA Loans			3,428		2,484

Unearned Loan Fee			(322)		–
SF Preferred Equity					1,000	(8)
SF Loan Payable			–		375

Total			$5,586		$7,794

_______________

(1)	These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.
(2)	These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.
(3)	Estimated collateral value is equal to the appraised value of the remaining lots of $2,976, net of the net estimated costs to finish the development of $217 and the second mortgage amount of $275.
(4)	Estimated collateral value is equal to the appraised value of the remaining lots of $2,769, net of the net estimated costs to finish the development of $226 and the second mortgage amount of $162.
(5)	Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that has/have been repaid to date. These amounts are available to be reborrowed in the future.
(6)	Estimated collateral value is equal to the lots’ appraised value of $2,336 minus remaining improvements of $585, net of the outstanding first mortgage of $1,146 and a third mortgage payoff of $160.
(7)	Estimated collateral value is equal to the lots’ appraised value of $2,336 minus remaining improvements of $656, net of the outstanding first mortgage of $1,146 and a third mortgage payoff of $160.
(8)	In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell in order to reduce the loan balance.
(9)	The cash bond is in place to guarantee to the township that work will be completed on this project. We will fund this work and expect to cancel the bond upon completion of the work.

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

The Pennsylvania Loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loans were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2013 and 2014, eight construction loans to the same customer were executed with $162 in loan fees, which fees are being recognized over the expected life of each advance.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans or the cash bond.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,892	$5,164(3)	$5,134	87%	$1,000
Total	1	3	$5,892	$5,164	$5,134	87%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,025 of preferred equity and unpaid earnings distributions in and from our Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement, as well as the cash bond, which is not included in the $4,750 maximum commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,997	$4,903(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903	$4,748	79%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,000 of preferred equity in our Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2015. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	2	$1,095	$767	$213	70%	5%
Florida	1	2	685	480	477	70%	5%
Georgia	2	5	978	770	341	79%	5%
Louisiana	1	2	1,230	620	621	50%	5%
New Jersey	1	1	390	273	273	70%	5%
Pennsylvania	2	3	1,676	1,102	1,023	66%	5%
South Carolina	2	4	1,220	773	522	63%	5%
Total	10	19	$7,274	$4,785	$3,470	66%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	March 31, 2015	December 31, 2014
Pass	$7,336	$7,301
Special mention	614	796
Classified – accruing	–	–
Classified – nonaccrual	160	–

Total	$8,110	$8,097

Finance Receivables – Method of impairment calculation:

	March 31, 2015	December 31, 2014
Individually evaluated, impaired	$160	$–
Not impaired	7,950	8,097

Total evaluated collectively for loan losses	$8,110	$8,097

Of the $7,950, $6,179 was evaluated individually based on management’s policy and procedures. Of the $8,097, $5,571 was evaluated individually based on management’s policy and procedures.

At March 31, 2015 and December 31, 2014, there were no loans acquired with deteriorated credit quality.

Impaired loans

The following is a summary of our impaired nonaccrual commercial construction loans as of March 31, 2015 and December 31, 2014.  All loans listed have a related allowance for loan losses.

	March 31, 2015	December 31, 2014
Unpaid principal balance (contractual obligation from customer)	$215	$–
Charge-offs and payments applied	47	–
Book value	168	–
Related allowance	8	–
Value after allowance	$160	$–

Estimated collateral value	160	–
Total charge-offs, payments applied, and allowance (coverage)	55	–
Coverage % (coverage divided by unpaid principal balance	26%	–

5. Borrowings

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with the Loan Purchaser whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser. Purchaser is buying senior positions in the loans they purchase, generally 50% of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months. This transaction is accounted for as a secured line of credit. The balance due was $599 and $0 on March 31, 2015 and December 31, 2014, respectively, and the related loans which served as collateral had a book value of $1,403 and $0 on the same dates, respectively.

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 3.94% and 3.93% as of March 31, 2015 and December 31, 2014, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 at both March 31, 2015 and December 31, 2014, leaving $1,500 in potential credit availability on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $0 for both of the three month periods ended March 31, 2015 and 2014, and the interest expense was $0 for the same periods.

SF Loan

The SF Loan, under which we were the borrower, was an unsecured loan in the original principal amount of $1,500, of which $0 and $375 was outstanding as of March 31, 2015 and December 31, 2014, respectively. Interest on the SF Loan accrued annually at a rate of 5.0%. On December 31, 2014, the Company and the Hoskins Group entered into a series of agreements which, among other things, 1) converted $1,000 of the SF Note from debt to preferred equity, 2) repaid $125 of the SF Note and applied those proceeds to increase the Interest Escrow, and 3) required elimination of the remaining balance of the SF Note with a cash payment upon the repayment of the construction loan on lot 5, Tuscany. This repayment was made in the first quarter of 2015.

Notes Program

Borrowings through our public offering were $5,668 and $5,427 at March 31, 2015 and December 31, 2014, respectively. The effective interest rate on the borrowings at March 31, 2015 and December 31, 2014 was 7.32% and 7.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Three Months Ended March 31, 2015	Year Ended December 31, 2013	Three Months Ended March 31, 2014
Notes outstanding, beginning of period	$5,427	$1,739	$1,739
Notes issued	741	4,119	923
Note repayments / redemptions	(500)	(431)	(2)

Notes outstanding, end of period	$5,668	$5,427	$2,660

The following table shows the maturity of outstanding Notes as of March 31, 2015.

Year Maturing	Amount Maturing
2015	$168
2016	954
2017	1,796
2018	2,140
2019	610

Total	$5,668

6. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The class A common units are held by two members, both of whom have no personal liability. All class A common members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at both March 31, 2015 and December 31, 2014.

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

The members’ capital balances by class are as follows:

Class	March 31, 2015	December 31, 2014
B Preferred Units	$1,000	$1,000
A Common Units	1,999	2,057

Members’ Capital	$2,999	$3,057

7. Related Party Transactions

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates, as more fully described in Note 5 – Affiliate Loans.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 5 – SF Loan and Note 4 – Pennsylvania Loans. Our debt to the Hoskins Group has been extinguished. The Hoskins Group is our largest borrower.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 6.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $1,462 outstanding at March 31, 2015. The larger of these investments are detailed below:

Investor	Relationship to Shepherd’s Finance	Amount invested as of		Weighted average interest rate as of	Interest earned during the three month period ended March 31,
		March 31, 2015	December 31, 2014	March 31, 2015
					2015	2014
Bill Myrick	Independent Manager	$148	$141	7.53%	$3	$2
Eric Rauscher	Independent Manager	500	500	7.00%	9	8
Joseph Rauscher	Father of Independent Manager	186	186	8.00%	4	–
R. Scott Summers	Son of Independent Manager	100	100	7.56%	2	1
Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	4	–
David and Carole Wallach	Parents of Member	111	111	8.00%	2	2

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $1,344 and $1,745 at March 31, 2015 and December 31, 2014, respectively.

In September 2013, the Company issued a Letter of Credit for $155 which has been reduced to $29 to a sewer authority relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The balance on the loan to which we subordinate is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables at March 31, 2015 and December 31, 2014 in Note 4.

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

9. Non-Interest expense detail

The following table displays our SG&A expenses for the three month periods ended March 31, 2015 and 2014:

	2015	2014
Selling, general and administrative expenses
Legal and Accounting	$62	$64
Salaries and related expenses	42	17
Board related expenses	19	19
Advertising	7	–
Rent and Utilities	5	5
Printing	5	3
Other	10	7
Total SG&A	$150	$115

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

10. Subsequent Events

Management of the Company has evaluated subsequent events through May 5, 2015, the date these consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $32 subsequent to March 31, 2015 and had redemptions of $0. The total debt issued and outstanding pursuant to the Notes offering as of May 5, 2015 is $5,700. Of the $5,700, $1,471 is from managers, members, and their respective affiliates.

Under the Purchase and sale Agreement, the Company has recorded $599 of secured debt as of May 5, 2015.

On April 30, 2015, the Company entered into a purchase and sale agreement with the Seven Kings Holdings, Inc. (“7Kings”) as purchaser and the Company as seller, whereby the purchaser will buy loans offered to it by us, providing that their portions of the loans always total less than $1,500. Purchaser may adjust the $1,500 with notice, but such change will not cause a buyback by seller. Purchaser is buying pari-passu positions in the loans they purchase, generally 50% of each loan. Purchaser generally receives a 9% interest rate on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold. This transaction will be accounted for as a secured line of credit. The balance due was $0 on May 5, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were organized in the Commonwealth of Pennsylvania in 2007 under the name 84 RE Partners, LLC and changed our name to Shepherd’s Finance, LLC (“we”, “our”, or the “Company”) on December 2, 2011. We converted to a Delaware limited liability company on March 29, 2012. Our business is focused on commercial lending to participants in the residential construction and development industry. We believe this market is underserved because of the lack of traditional lenders currently participating in the market. We are located in Jacksonville, Florida. Our operations are governed pursuant to our operating agreement.

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have two paid employees, including our Vice President of Operations. Our only executive officer is our Chief Executive Officer, Daniel M. Wallach. We currently use our CEO to originate most of our new loans, and augment that with several people to whom we pay consulting fees. Our Board of Managers is comprised of Mr. Wallach and three independent Managers–Bill Myrick, Eric Rauscher and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Loan assets and equity were essentially unchanged at March 31, 2015 as compared to December 31, 2014. Loan assets increased 100% and equity increased 61% from December 31, 2013 to December 31, 2014. As of March 31, 2015, we have a limited number of construction loans in seven states with ten borrowers, and have two development loans in Pittsburgh, Pennsylvania. At the end of 2014, we entered into a purchase and sale agreement for portions of our loans. We began the program during the first quarter of 2015 and expect that it will allow us to increase our loan balances and commitments significantly in 2015.

We currently have six sources of capital:

	March 31, 2015	December 31, 2014
Capital Source
Purchase and sale agreement (executed December 24, 2014) with 1st Financial Bank USA (“Loan Purchaser”) which buys portions of some of our loans (those purchases are accounted for as a secured line of credit)	$599	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	5,668	5,427
Other unsecured debt	–	375
Preferred equity	1,000	1,000
Common equity	1,999	2,057

Total	$9,266	$8,859

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

Sensitivity analysis

Change in Fair Value Assumption	March 31, 2015 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 25%*	$–
Decreasing fair value of the real estate collateral by 25%**	$100

_______________

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $8,110 and the fair value of the real estate collateral on all outstanding loans was reduced by 25%, a loan loss provision of $79 would be required.

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

Currently we anticipate a consistent average duration of 40.5 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest expense for 2015, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in interest expense for the next 12 months.

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to credit quality information, fair value measurements, offsetting assets and liabilities, related party transactions and revenue recognition require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under reexamination or have recently been addressed by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Notes 1 and 2 to our consolidated financial statements, as they discuss accounting policies that we have selected from acceptable alternatives.

Consolidated Results of Operations

Key financial and operating data for the three months ended March 31, 2015 and 2014 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended
(in thousands of dollars)	2015	2014
Interest Income
Interest and fee income on loans	$376	$196
Interest expense	176	63

Net interest income	200	133
Less: Loan loss provision	8	1

Net interest income after Loan loss provision	192	132

Non-Interest Expense
Selling, general and administrative	150	115

Total non-interest expense	150	115

Net income	$42	$17

Earned distribution to preferred equity holder	$25	$–

Net income attributable to common equity holder	$17	$17

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Three Months Ended March 31,
(in thousands of dollars)	2015		2014
Interest Income		*		*
Interest income on loans	$234	10%	$105	9%
Fee income on loans	142	7%	91	7%
Interest and fee income on loans	376	17%	196	16%
Interest expense – related parties	–	0%	–	0%
Interest expense – secured	16	1%	–	0%
Interest expense – unsecured	103	5%	51	4%
Amortization of offering costs	57	2%	12	1%
Interest expense	176	8%	63	5%
Net interest income (spread)	200	9%	133	11%

Weighted average outstanding loan asset balance	$8,492		$5,040

_______________

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 10% and 9% for the three months periods ended March 31, 2015 and 2014, respectively. Our interest cost (expressed as a percentage of our loan assets) was 8% and 5% for the three month periods ended March 31, 2015 and 2014, respectively. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference was 2% and 4% for those periods, respectively. The decrease in the interest difference from 2014 to 2015 is due to the fact that we had more debt as a percentage of loan assets in 2015 compared to 2014. The increase in our interest expense, which is one of the components that makes up the difference, in the three month period ended March 31, 2015 as compared to the same period for 2014 was due to the extinguishment of the SF Note, which had a 5% interest rate. We expect the relationship between interest income and expense for the remainder of 2015 to be generally consistent with the first quarter of 2015.

•  Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in the remainder of 2015 versus the first quarter of 2015 will be slightly higher due to construction loans being a higher portion of our balances the remainder of the year 2015.

•  Amount of nonperforming assets. We had $160 and $0 of no nonperforming loan assets at March 31, 2015 and December 31, 2014, respectively. On March 31, 2015 and December 31, 2014, we carried cash balances of $990 and $558, respectively. The 2014 cash balance was mostly the result of us receiving a large amount of loan payoffs late in the period, and such amounts not having been used to fund loans to our customers before the end of the period. The 2015 cash balance is mostly due to payoffs being received and loan production being low. We anticipate loan production to increase in the second quarter of 2015. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. We have unfunded loan commitments outstanding as of March 31, 2015 and December 31, 2014 of $1,344 and $1,745, respectively.

Loan Loss Provision

We have three nonperforming loans to one borrower. The loans are collateralized by lots that were intended for construction, but construction has not commenced. We recorded no income from these loans in the first quarter of 2015, and reserved $8 in our loan loss reserve for these loans in this current period. We have recorded $0 and $1 in the three month period ended March 31, 2015 and 2014, respectively, in loss reserve related to our collective reserve (loans not individually impaired).

SG&A Expenses

The following table displays our SG&A expenses for the three month periods ended March 31, 2015 and 2014:

	2015	2014
Selling, general and administrative expenses
Legal and Accounting	$62	$64
Salaries and related expenses	42	17
Board related expenses	19	19
Advertising	7	–
Rent and Utilities	5	5
Printing	5	3
Other	10	7
Total SG&A	$150	$115

We had increases in payroll due to increased staffing in 2015. We also had an increase in advertising which is being used to create lending opportunities. Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

We anticipate SG&A costs for 2015 to be higher than 2014. We expect payroll costs to be higher due to additional staffing, and our legal and accounting expenses will most likely increase due to increased volume.

Consolidated Financial Position

Cash and Cash Equivalents

We try to carry a small cash balance. At March 31, 2015 and December 31, 2014, we had $990 and $558, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. The 2014 cash balance was mostly the result of us receiving a large amount of loan payoffs late in the period, and such amount not having been used to fund loans to our customers before the end of the period. The 2015 cash balance is mostly due to payoffs being received and loan production being low. We anticipate loan production to increase in the second quarter of 2015.

Deferred Financing Costs, Net

Gross deferred financing costs were $751 and $737 as of Mrach 31, 2015 and December 31, 2014, respectively. The accumulated amortization of those costs was $164 and $107 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in the remainder of 2015.

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Deferred financing costs, beginning balance	$737	$669	$669
Additions	14	68	17

Deferred financing costs, ending balance	$751	$737	$686

Less accumulated amortization	(164)	(107)	(32)

Deferred financing costs, net	$587	$630	$654

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Accumulated amortization, beginning balance	$107	$20	$20
Additions	57	87	12

Accumulated amortization, ending balance	$164	$107	$32

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $4,872 and $4,435 as of March 31, 2015 and December 31, 2014, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 45 have been developed and sold, 14 are under development, and 22 are undeveloped as of March 31, 2015. The Tuscany subdivision is a single phase 18 lot subdivision, with 9 lots remaining as of March 31, 2015. A portion of the collateral of the Pennsylvania Loans is preferred equity interests in our Company, which might be difficult to sell in order to reduce the loan balance.

In April, July, September, and December 2013, and in March and December 2014, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, Benjamin Marcus Homes, LLC (“BMH”) was allowed to borrow for the construction of homes, and to borrow for the purchase of a lot.

As a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 (which was reduced to $29 in the first quarter of 2015) to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we issued a cash bond for development not to exceed $425. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: (1) it has allowed for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the amounts we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania Loans should be paid down quicker.  Also in our loans receivable balance is another loan to the same customer in a different subdivision (Windemere).

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,892	$5,164(3)	$5,134	83%	$1,000
Total	1	3	$5,892	$5,164	$5,134	83%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,025 of preferred equity and unpaid earnings distributions in and from our Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement, as well as the cash bond, which is not included in the $4,750 maximum commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,997	$4,903(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903	$4,748	79%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,000 of preferred equity in our Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2015. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	2	$ 1,095	$767	$213	70%	5%
Florida	1	2	685	480	477	70%	5%
Georgia	2	5	978	770	341	79%	5%
Louisiana	1	2	1,230	620	621	50%	5%
New Jersey	1	1	390	273	273	70%	5%
Pennsylvania	2	3	1,676	1,102	1,023	66%	5%
South Carolina	2	4	1,220	773	522	63%	5%
Total	10	19	$7,274	$4,785	$3,470	66%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Colorado	1	1	$515	$361	$68	70%	5%
Florida	1	2	685	480	404	70%	5%
Georgia	2	5	1,027	810	349	79%	5%
Louisiana	1	2	1,230	861	620	70%	5%
New Jersey	1	1	390	273	259	70%	5%
Pennsylvania	2	4	2,826	1,850	1,463	65%	5%
South Carolina	2	4	1,577	900	780	57%	5%
Total	10	19	$8,250	$5,535	$3,943	67%(3)	5%

_______________

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following:

	March 31, 2015	December 31, 2014
Commercial loans, gross	$8,604	$8,691
Less: Deferred loan fees	(340)	(438)
Less: Deposits	$(124)	$(134)
Less: Allowance for loan losses	(30)	(22)

Commercial loans, net	$8,110	$8,097

Roll forward of commercial loans:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Beginning balance	$8,097	$4,045	$4,045
Additions	1,233	7,433	1,669
Payoffs/Sales	(1,320)	(3,394)	(463)
Change in builder deposit	10	(98)	(68)
Change in loan loss provision	(8)	(22)	(1)
New loan fees	(44)	(343)	(104)
Earned loan fees	142	476	91

Ending balance	$8,110	$8,097	$5,169

Finance Receivables – Method of impairment calculation:

	March 31, 2015	December 31, 2014
Individually evaluated, impaired	$160	$–
Not individually evaluated	7,950	8,097

Total evaluated collectively for loan losses	$8,110	$8,097

Of the $7,950, $6,179 was evaluated individually based on management’s policy and procedures. Of the $8,097, $5,571 was evaluated individually based on management’s policy and procedures.

The following is a summary of our impaired nonaccrual commercial construction loans as of March 31, 2015 and December 31, 2014.  All loans listed have a related allowance for loan losses.

	March 31, 2015	December 31, 2014
Unpaid principal balance (contractual obligation from customer)	$215	$–
Charge-offs and payments applied	47	–
Book value	168	–
Related allowance	8	–
Value after allowance	$160	$–

Estimated collateral value	160	–
Total charge-offs, payments applied, and allowance (coverage)	55	–
Coverage % (coverage divided by unpaid principal balance	26%	–

We have one customer with two loans currently in foreclosure. There is no individual reserve for those two loans, as we do not anticipate losing money on them. Those loans are in the tables below as past due. We are also demanding three loans where the builder did not start construction. Those loans are not past due, so they are not in the tables below as past due, but they are reflected in the table above with a book value after allowance of $160.

Below is an aging schedule of loans receivable as of March 31, 2015, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	20	$7,496	92%
60-89 days	–	–	0%
90-179 days	2	614	8%
180-269 days	–	–	0%

Subtotal	22	$8,110	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,110	100%

Below is an aging schedule of loans receivable as of March 31, 2015, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	20	$7,496	92%
60-89 days	–	–	0%
90-179 days	2	614	8%
180-269 days	–	–	0%

Subtotal	22	$8,110	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,110	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of March 31, 2015 and December 31, 2014 was $141 and $249, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan (now extinguished) and dividends on borrower owned preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Four (4) and nine (9) other loans active as of March 31, 2015 and December 31, 2014, respectively also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $60 and $69 as of March 31, 2015 and December 31, 2014, respectively.

Roll forward of interest escrow:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Beginning balance	$318	$255	$255
+ SF Loan interest and preferred equity dividends	7	75	19
+ Additions from Pennsylvania Loans	12	318	27
+ Additions from other loans	41	159	34
- Interest and fees	(149)	(489)	(88)
- Repaid to borrower or used to reduce principal	(28)	–	–

Ending balance	$201	$318	$247

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity, moved $125 of the note payable to the interest escrow, in January 2015 repaid the remaining $375 to the borrower. In addition, we owed $5,668 and $5,427 in Notes payable under our Notes offering as of March 31, 2015 and December 31, 2014, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with the 1st Financial Bank USA (“Loan Purchaser”) whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser. Purchaser is buying senior positions in the loans they purchase, generally 50% of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months. This transaction is accounted for as a secured line of credit. The balance due was $599 and $0 on March 31, 2015 and December 31, 2014, respectivley and the related loans which served as collateral had a book value of $1,403 and $0 on the same dates, respectively. We expect balances on this liability to increase in 2015.

Notes Payable Related Party

In order to minimize the amount of idle cash on our balance sheet and maximize the loans receivable which create interest spread, we have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both March 31, 2015 and December 31, 2014. We had $1,500 available to us on the affiliate lines as of both March 31, 2015 and December 31, 2014, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.

Contractual Obligations

We currently have two notes outstanding outside of the public offering. The two notes to affiliates are demand notes established on December 30, 2011, with balances of $0 as of both March 31, 2015 and December 31, 2014. We also have the purchase and sale agreement which is treated as a secured line of credit. As of March 31, 2015, we have contractual obligations with maturity dates of:

Year Maturing	Total Amount Maturing	Public Offering	Purchase and Sale

2015	$168	$168	$–
2016	1,553	954	599
2017	1,796	1,796	–
2018	2,140	2,140	–
2019	610	610	–

Total	$6,267	$5,668	$599

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $1,344 as of March 31, 2015 and $1,745 as of December 31, 2014. See Note 8 of our consolidated 2014 financial statements for more information regarding contractual obligations.

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

The Company’s anticipated primary sources of liquidity going forward are:

•	The purchase and sale agreement with the Loan Purchaser, which became effective on December 24, 2014, and should allow for a significant increase in loan balances;
•	The continued issuance of Notes to the general public through our public Notes offering, which was declared effective by the SEC on October 4, 2012, and has been registered and declared effective in 38 states as of both March 31, 2015 and December 31, 2014. We began to advertise in March 2013 and received an aggregate of approximately $5,668 and $5,427 in Notes proceeds as of March 31, 2015 and December 31, 2014, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2015, focusing on the efforts that have proven fruitful;
•	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 60% of our total outstanding loan commitments as of both March 31, 2015 and December 31, 2014, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $141 and $249 as of March 31, 2015 and December 31, 2014, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);
•	Funds borrowed from affiliated creditors.

We generated net income of $42 and $17 for three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, we had cash on hand of $990 and $558, respectively, and our outstanding debt totaled $6,267 and $5,802, respectively, which was unsecured. As of March 31, 2015 and December 31, 2014, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $1,344 and $1,745 respectively. Our availability on our line of credit from our members was $1,500 at both March 31, 2015 and December 31, 2014. Our borrowings under our purchase and sale agreement were $599 and $0 at March 31, 2015 and December 31, 2014, respectively. The purchase and sale agreement adds liquidity and allows us to expand our business.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sale agreement, continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, and our unsecured Notes from the public offering. The loan balance from our members on both March 31, 2015 and December 31, 2014 was $0. The balance on our purchase and sale agreement (which is treated like a secured line of credit in our consolidated financial statements) was $599 and $0 as of March 31, 2015 and December 31, 2014, respectively. The loan balance on the SF Loan was $0 and $375 on March 31, 2015 and December 31, 2014, respectively. The balance of debt from the Notes offering was $5,668 and $5427 as of March 31, 2015 and December 31, 2014, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We currently generate liquidity (or may in the future) from:

•	borrowings in the form of the demand loans from our members;

•	proceeds from our purchase and sale agreement;

•	proceeds from the Notes;

•	repayments of loan receivables;

•	interest and fee income;

•	borrowings from lines of credit with banks (not in place yet);

•	sale of property obtained through foreclosure (none to date); and

•	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

•	make payments on other borrowings, including loans from affiliates;

•	pay Notes on their scheduled due date and Notes that we are required to redeem early;

•	make interest payments on the Notes; and

•	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

•	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

•	to make distributions to equity owners, including the preferred equity;

•	for working capital and other corporate purposes;

•	to purchase defaulted secured debt from financial institutions at a discount;

•	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

•	to purchase real estate, in which we will operate our business; and

•	to redeem Notes which we have decided to redeem prior to maturity.

The Company’s anticipated primary sources of liquidity going forward are the purchase and sale agreement, continued issuance of Notes to the general public, interest income and principal repayments related to loans it extends, as well as funds borrowed from affiliated creditors. Therefore, the Company’s ability to fund its operations is dependent upon these sources of liquidity.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of March 31, 2015, we had issued $6,599,000 in Notes pursuant to our public offering. From October 4, 2012 through March 31, 2015, we incurred expenses of $305,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2015 were $2,410,000, 97% of which was used to increase loan balances, 2% of which reduced the secured debt from affiliates, and 1% went to increase cash available for loans.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2015, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

4.1	Indenture Agreement (including Form of Note) dated October 4, 2012, incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

_______________

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 5, 2015	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

