Form 10-Q
period 2015-06-30
Shepherd's Finance, LLC
filed 2015-07-30
CIK 1544190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC
Interim Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2015	2014
(in thousands of dollars)	(Unaudited)

Assets
Cash and cash equivalents	$1,903	$558
Accrued interest on loans	108	78
Deferred financing costs, net	622	630
Loans receivable, net	8,895	8,097
Other assets	26	13
Total assets	$11,554	$9,376
Liabilities and Members’ Capital
Customer interest escrow	$603	$318
Accounts payable and accrued expenses	351	199
Notes payable secured	829	–
Notes payable unsecured	6,691	5,802
Due to preferred equity member	25	–
Total liabilities	8,499	6,319

Commitments and Contingencies (Notes 4 and 8)

Series B preferred equity	1,000	1,000
Class A common equity	2,055	2,057
Members’ capital	3,055	3,057

Total liabilities and members’ capital	$11,554	$9,376

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC
Interim Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2015	2014	2015	2014
Interest Income
Interest and fee income on loans	$410	$244	$786	$440
Interest expense	183	86	359	149

Net interest income	227	158	427	291
Less: Loan loss provision	15	2	23	3

Net interest income	212	156	404	288

Non-Interest Expense
Selling, general and administrative	119	84	269	199

Total non-interest expense	119	84	269	199

Net Income	$93	$72	$135	$89

Earned distribution to preferred equity holder	25	–	50	–

Net income attributable to common equity holder	$68	$72	$85	$89

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

5

Shepherd’s Finance, LLC
Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

Six Months
Ended
(in thousands of dollars)	June 30, 2015
Members’ capital, as of December 31, 2014	$3,057
Net income	135
Earned distributions to preferred equity holder	(50)
Distributions to common equity holders	(87)

Members’ capital, as of June 30, 2015	$3,055

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC
Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended
	June 30,
(in thousands of dollars)	2015	2014

Cash flows from operations
Net income	$135	$89
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	105	22
Provision for loan losses	23	3
Net loan origination fees deferred (earned)	(26)	8
Net change in operating assets and liabilities
Other assets	(13)	(12)
Accrued interest on loans	(30)	(18)
Customer interest escrow	285	(19)
Accounts payable and accrued expenses	152	59

Net cash provided by (used in) operating activities	631	132

Cash flows from investing activities
Loan originations and principal collections, net	(795)	(2,128)

Net cash provided by (used in) investing activities	(795)	(2,128)

Cash flows from financing activities
Distributions to members	(112)	(27)
Proceeds from secured note payable	1,344	–
Repayments of secured note payable	(515)	–
Proceeds from unsecured notes payable	1,804	2,367
Redemptions of unsecured notes payable	(540)	(49)
Repayment of unsecured note payable	(375)	–
Deferred financing costs	(97)	(27)

Net cash provided by (used in)financing activities	1,509	2,264

Net increase (decrease) in cash and cash equivalents	1,345	268

Cash and cash equivalents
Beginning of period	558	722

End of period	$1,903	$990

Supplemental disclosure of cash flow information
Cash paid for interest	$113	$27
Non-cash investing and financing activities
Earned but not paid distribution to preferred equity holder	$25	$–

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

We currently have six sources of capital:

	June 30,	December 31,
	2015	2014
Capital Source
Purchase and sale agreements	$829	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offering	6,691	5,427
Other unsecured debt	–	375
Preferred equity	1,000	1,000
Common equity	2,055	2,057

Total	$10,575	$8,859

Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.  Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

The Company’s anticipated primary sources of liquidity going forward are:
⋅	The purchase and sale agreements, which should allow for a significant increase in loan balances;
⋅
The continued issuance of Notes to the general public through our public Notes offering, which was declared effective by the SEC on October 4, 2012, and has been registered and declared effective in 38 states as of both June 30, 2015 and December 31, 2014. We began to advertise in March 2013 and received an aggregate of approximately $6,691 and $5,427 in Notes proceeds as of June 30, 2015 and December 31, 2014, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2015, focusing on the efforts that have proven fruitful;

⋅
Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 63% and 60% of our total outstanding loan commitments as of June 30, 2015 and December 31, 2014, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $539 and $249 as of June 30, 2015 and December 31, 2014, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);

⋅	Funds borrowed from affiliated creditors.

We generated net income of $135 and $89 for six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, we had cash on hand of $1,903 and $558, respectively, and our outstanding debt totaled $7,520 and $5,802, respectively, of which $829 and $0 was secured, respectively. As of June 30, 2015 and December 31, 2014, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $4,055 and $1,745 respectively. Our availability on our line of credit from our members was $1,500 at both June 30, 2015 and December 31, 2014. Our borrowings under our purchase and sale agreements were $829 and $0 at June 30, 2015 and December 31, 2014, respectively. The purchase and sale agreement adds liquidity and allows us to expand our business.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sale agreements, continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $10 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value Measurements

The Company follows the guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC)  825, Financial Instruments, and ASC 820, Fair Value Measurements. ASC 825 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 3.

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

The following is a roll forward of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Deferred financing costs, beginning balance	$737	$669	$669
Additions	97	68	27

Deferred financing costs, ending balance	$834	$737	$696

Less accumulated amortization	(212)	(107)	(42)

Deferred financing costs, net	$622	$630	$654

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Accumulated amortization, beginning balance	$107	$20	$20
Additions	105	87	22

Accumulated amortization, ending balance	$212	$107	$42

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies ASC 740, Income Taxes. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the Limitted Liability Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2011.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At June 30, 2015, our loans were primarily concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas if  and until more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of June 30, 2015 and December 31, 2014, 63% and 60%, respectively of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is still evaluating the potential impact on the Company’s consolidated financial statements.

3. Fair Value

Utilizing ASC 820, the Company has established a framework for measuring fair value under U.S. GAAP using a hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Three levels of inputs are used to measure fair value, as follows:

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

At June 30, 2015 and December 31, 2014, the Company had no assets measured at fair value on a recurring basis.

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

Assets measured at fair value on a nonrecurring basis are summarized below:

June 30, 2015

Quoted
Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Impaired loans	$108	$108	$-	$-	$108

There were no impaired assets as of December 31, 2014.

Fair Value of Financial Instruments

ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at June 30, 2015 and December 31, 2014. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at June 30, 2015 and December 31, 2014. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both June 30, 2015 and December 31, 2014.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are 1) payable on demand, 2) have a variable interest rate, 3) or have interest rates similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at June 30, 2015 and December 31, 2014.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

June 30, 2015

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,903	$1,903	$1,903	$–	$–
Loans receivable, net	8,895	8,895	–	–	8,895
Financial Liabilities
Customer interest escrow	603	603	–	–	603
Notes payable secured	829	829	–	–	829
Notes payable unsecured	6,691	6,691	–	–	6,691

December 31, 2014

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$558	$558	$588	$–	$–
Loans receivable, net	8,097	8,097	–	–	8,097
Financial Liabilities
Customer interest escrow	318	318	–	–	318
Notes payable unsecured	5,802	5,802	–	–	5,802

4. Financing Receivables

Financing receivables are comprised of the following:

	June 30,	December 31,
	2015	2014

Commercial loans, gross	$9,510	$8,691
Less: Deferred loan fees	(412)	(438)
Less: Deposits	$(159)	$(134)
Less: Allowance for loan losses	(44)	(22)

Commercial loans, net	$8,895	$8,097

Roll forward of commercial loans:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Beginning balance	$8,097	$4,045	$4,045
Additions	4,015	7,433	3,122
Payoffs/Sales	(3,196)	(3,394)	(857)
Change in builder deposit	(24)	(98)	(133)
Change in loan loss provision	(23)	(22)	(3)
New loan fees	(268)	(343)	(208)
Earned loan fees	294	476	196

Ending balance	$8,895	$8,097	$6,162

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

In April, July, September and December 2013, in March and December 2014, and in March and June of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. As of June 30, 2015, all of the construction loans for homes done by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity.  The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan.

Also as a result of these amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued a letter of credit for $155 (which was reduced to $29 in the first quarter of 2015) to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we issued a cash bond for development not to exceed $425, and agreed to issue another cash bond not to exceed $320.  We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

A detail of the financing receivables for the Pennsylvania Loans at June 30, 2015 is as follows:

					Estimated
			Funded to		collateral
Item	Term	Interest Rate	Borrower		values

		COF +2%
BMH Loan	Demand(1)	(7% Floor)
Land for phase 5 (10 acres)			$–		$1,079
Lots			269		1,785	(6)
Interest Escrow			950		539
Loan Fee			750		–
Cash Bond			385	(9)	385

Total BMH Loan			2,354		3,788
IMA Loans
		COF +2%
New IMA Loan (loan fee)	Demand(1)	(7% Floor)	250		–
		COF +2%
New IMA Loan (advances)	Demand(1)	(7% Floor)	1,207		–
		COF +2%
Existing IMA Loan	Demand(2)	(7% Floor)	1,687		2,908	(4)

Total IMA Loans			3,144		2,908

Unearned Loan Fee			(214)		–
SF Preferred Equity					1,025	(8)

Total			$5,284		$7,721

A detail of the financing receivables for the Pennsylvania Loans at December 31, 2014 is as follows:

					Estimated
			Funded to		collateral
Item	Term	Interest Rate	borrower		values

		COF +2%
BMH Loan	Demand(1)	(7% Floor)
Land for phases 4, and 5 (25 acres)			$–		$1,515
Lots			142		374	(7)
Interest Escrow			450		249
Loan Fee			750		–
Excess Paydown			(22)	(5)
Lot 2 Windemere			126		126
Construction loan lot 5 Tuscany			536		932
Construction loan lot 2 Tuscany			498		739

Total BMH Loan			2,480		3,935
IMA Loans
		COF +2%
New IMA Loan (loan fee)	Demand(1)	(7% Floor)	250		–
		COF +2%
New IMA Loan (advances)	Demand(1)	(7% Floor)	1,491		–
		COF +2%
Existing IMA Loan	Demand(2)	(7% Floor)	1,687		2,484	(3)

Total IMA Loans			3,428		2,484

Unearned Loan Fee			(322)		–
SF Preferred Equity					1,000	(8)
SF Loan Payable			–		375

Total			$5,586		$7,794
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

(4) Estimated collateral value is equal to the appraised value of the remaining lots of $3,101, net of the net estimated costs to finish the development of $193.

(5) Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that has/have been repaid to date. These amounts are available to be reborrowed in the future.

(6) Estimated collateral value is equal to the lots’ appraised value of $4,200 minus remaining improvements of $1,109, net of the outstanding first mortgage of $1,146 and a third mortgage payoff of $160.

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

The Pennsylvania Loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loans were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2013 and 2014, eight construction loans to the same customer were executed with $162 in loan fees, which fees were recognized over the expected life of each advance.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans or the cash bonds.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

							Loan to
	Number of	Number of	Value of	Commitment		Amount	Value	Loan
State	Borrowers	Loans	Collateral(1)	Amount		Outstanding	Ratio(2)	Fee
Pennsylvania	1	3	$7,721	$6,365	(3)	$5,498	71%	$1,000
Total	1	3	$7,721	$6,365		$5,498	71%	$1,000
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

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes the letter of credit the issued cash bond, and the cash bond not issued but committed to, in addition to the credit limit of $5,631 maximum commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

							Loan to
	Number of	Number of	Value of	Commitment		Amount	Value	Loan
State	Borrowers	Loans	Collateral(1)	Amount		Outstanding	Ratio(2)	Fee
Pennsylvania	1	3	$5,997	$4,903	(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903		$4,748	79%	$1,000
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

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2015. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number	Value of	Commitment	Amount	Value
State	Borrowers	of Loans	Collateral (1)	Amount	Outstanding	Ratio(2)	Loan Fee
Colorado	1	2	$1,095	$767	$450	70%	5%
Delaware	1	1	830	500	66	60%	5%
Florida	1	4	1,275	893	821	70%	5%
Georgia	2	5	966	730	450	76%	5%
Louisiana	1	2	1,132	622	623	55%	5%
New Jersey	1	1	325	227	64	70%	5%
North Carolina	1	2	385	270	75	70%	5%
Pennsylvania	1	5	3,948	2,186	564	55%	5%
South Carolina	2	7	1,528	1,005	899	66%	5%
Total	11	29	$11,484	$7,200	$4,012	63%(3)	5%
_______________
(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number	Value of	Commitment	Amount	Value	Loan
State	Borrowers	of Loans	Collateral (1)	Amount	Outstanding	Ratio(2)	Fee
Colorado	1	1	$515	$361	$68	70%	5%
Florida	1	2	685	480	404	70%	5%
Georgia	2	5	1,027	810	349	79%	5%
Louisiana	1	2	1,230	861	620	70%	5%
New Jersey	1	1	390	273	259	70%	5%
Pennsylvania	2	4	2,826	1,850	1,463	65%	5%
South Carolina	2	4	1,577	900	780	57%	5%
Total	10	19	$8,250	$5,535	$3,943	67%(3)	5%
_______________
(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:
⋅	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

⋅
Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

⋅
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

Finance Receivables – By risk rating:

	June 30,	December 31,
	2015	2014

Pass	$8,165	$7,301
Special mention	622	796
Classified – accruing	–	–
Classified – nonaccrual	108	–

Total	$8,895	$8,097

Finance Receivables – Method of impairment calculation:

	As of June 30, 2015		As of December 31, 2014
	Finance	Loan Loss	Finance	Loan Loss
	Receivable	Reserve	Receivable	Reserve

Performing loans evaluated individually	$5,748	$15	$5,571	$15
Performing loans evaluated collectively	2,417	7	2,526	7
Non performing loans without a specific reserve	622	1	–	–
Non performing loans with a specific reserve	108	21	–	–

Total evaluated for loan loss	$8,895	$44	$8,097	$22

At June 30, 2015 and December 31, 2014, there were no loans acquired with deteriorated credit quality.

Impaired loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2015 and December 31, 2014.  All loans listed have a related allowance for loan losses.

	June 30,	December 31,
	2015	2014

Unpaid principal balance (contractual obligation from customer)	$215	$–
Charge-offs and payments applied	87	–
Book value	128	–
Related allowance	20	–
Value after allowance	$108	$–

Estimated collateral value	108	–
Total charge-offs, payments applied, and allowance (coverage)	107	–
Coverage % (coverage divided by unpaid principal balance)	50%	–

5. Borrowings

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with 1st Financial Bank USA whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser.  Purchaser is buying senior positions in the loans they purchase, generally 50% of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee.  We service the loans.  There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months.

In April 2015, the Company entered into a purchase and sale agreement with Seven Kings Holdings, Inc. (“7Kings”) as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. 7Kings may adjust the $1,500 with notice, but such change will not cause a buyback by us. 7Kings is buying pari-passu positions in the loans they purchase, generally 50% of each loan. 7Kings generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees.  We service the loans.  There is an unlimited right for us to call any loan sold.  This transaction is accounted for as a secured line of credit

The purchase and sale agreements are detailed below:

	June 30, 2015		December 31, 2014
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$1,358	$607	$–	$–
Seven Kings Holdings, Inc.	628	222	–	–

Total	$1,986	$829	$–	$–

SF Loan

The SF Loan, under which we were the borrower, was an unsecured loan in the original principal amount of $1,500, of which $0 and $375 was outstanding as of June 30, 2015 and December 31, 2014, respectively. Interest on the SF Loan accrued annually at a rate of 5.0%. On December 31, 2014, the Company and the Hoskins Group entered into a series of agreements which, among other things, 1) converted $1,000 of the SF Note from debt to preferred equity, 2) repaid $125 of the SF Note and applied those proceeds to increase the Interest Escrow, and 3) required elimination of the remaining balance of the SF Note with a cash payment upon the repayment of the construction loan on lot 5, Tuscany. This repayment was made in the first quarter of 2015.

Notes Program

Borrowings through our public offering were $6,691 and $5,427 at June 30, 2015 and December 31, 2014, respectively. The effective interest rate on the borrowings at June 30, 2015 and December 31, 2014 was 7.18% and 7.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

			Six Months
	Six Months Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Notes outstanding, beginning of period	$5,427	$1,739	$1,739
Notes issued	1,804	4,119	2,367
Note repayments / redemptions	(540)	(431)	(49)

Notes outstanding, end of period	$6,691	$5,427	$4,057

The following table shows the maturity of outstanding Notes as of June 30, 2015.

Year Maturing	Amount Maturing

2015	$129
2016	1,648
2017	1,811
2018	2,140
2019	963

Total	$6,691

6. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The class A common units are held by two members, both of whom have no personal liability. All class A common members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at both June 30, 2015 and December 31, 2014.

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

The members’ capital balances by class are as follows:

	June 30,	December 31,
Class	2015	2014
B Preferred Units	$1,000	$1,000
A Common Units	2,055	2,057

Members’ Capital	$3,055	$3,057

7. Related Party Transactions

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates; however, at June 30, 2015 and December 31, 2014, no amounts were outstanding.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 5 – SF Loan and Note 4 – Pennsylvania Loans. Our debt to the Hoskins Group has been extinguished.  The Hoskins Group is our largest borrower.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 6.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $1,699 outstanding at June 30, 2015. The larger of these investments are detailed below:

				Weighted average	Interest earned by investor
		Amount invested as of		interest rate as of	during the six month
	Relationship to	June 30,	December 31,	June 30,	period ended June 30,
Investor	Shepherd’s Finance	2015	2014	2015	2015	2014
Bill Myrick	Independent Manager	$155	$141	7.55%	$6	$4
Eric Rauscher	Independent Manager	500	500	7.00%	18	17
Joseph Rauscher	Father of Independent Manager	186	186	8.00%	8	3
Leah Summers	Daughter in-law of Independent Manager	100	–	6.00%	1	–
R. Scott Summers	Son of Independent Manager	200	100	6.78%	4	2
Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	7	–
David and Carole Wallach	Parents of Member	111	111	8.00%	4	4

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $4,055 and $1,745 at June 30, 2015 and December 31, 2014, respectively.

In September 2013, the Company issued a Letter of Credit for $155 which has been reduced to $29 to a sewer authority relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The balance on the loan to which we subordinate is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables at June 30, 2015 and December 31, 2014 in Note 4.

9. Non-Interest expense detail

The following table displays our SG&A expenses:

	For the Six Months Ended June 30,
	2015	2014
Selling, general and administrative expenses
Legal and accounting	$88	$88
Salaries and related expenses	82	38
Board related expenses	48	38
Advertising	10	–
Rent and utilities	9	8
Printing	10	8
Other	22	19
Total SG&A	$269	$199

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

10. Subsequent Events

Management of the Company has evaluated subsequent events through July 30, 2015, the date these consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $50 subsequent to June 30, 2015 and had redemptions of $9. The total debt issued and outstanding pursuant to the Notes offering as of July 30, 2015 is $6,732. Of the $6,732, $1,699 is from managers, members, and their respective affiliates.

Our three loans in Georgia for $108 which were listed as impaired classified loans nonaccrual were taken back at a foreclosure sale and are now real estate owned.

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading Commercial Construction and Development Loans. We have a limited operating history as a finance company. We currently have two paid employees, including our Vice President of Operations. Our only executive officer is our Chief Executive Officer, Daniel M. Wallach. We currently use our CEO to originate most of our new loans, and augment that with several people to whom we pay consulting fees. Our Board of Managers is comprised of Mr. Wallach and three independent Managers–Bill Myrick, Eric Rauscher and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Loan assets increased at an annualized rate of 20% and equity was essentially unchanged at June 30, 2015 as compared to December 31, 2014.  Loan assets increased 100% and equity increased 61% from December 31, 2013 to December 31, 2014. As of June 30, 2015, we have a limited number of construction loans in nine states with eleven borrowers, and have two development loans in Pittsburgh, Pennsylvania.  At the end of 2014, we entered into a purchase and sale agreement for portions of our loans. We entered into a second purchase and sale agreement in April of 2015. We began the program during the first quarter of 2015 and expect that it will allow us to increase our loan balances and commitments significantly in 2015.

We currently have six sources of capital:

	June 30,	December 31,
	2015	2014
Capital Source
Purchase and sale agreements whereby we may sell portions of some of our loans (those purchases are accounted for as a secured line of credit)	$829	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	6,691	5,427
Other unsecured debt	–	375
Preferred equity	1,000	1,000
Common equity	2,055	2,057

Total	$10,575	$8,859

Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.  Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

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

Sensitivity analysis

June 30, 2015
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 25%*	$–
Decreasing fair value of the real estate collateral by 25%**	$51
____________
* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $8,895 and the fair value of the real estate collateral on all outstanding loans was reduced by 25%, a loan loss provision of $51 would be required.

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

Consolidated Results of Operations

Key financial and operating data for the three and six months ended June 30, 2015 and 2014 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2015	2014	2015	2014
Interest Income
Interest and fee income on loans	$410	$244	$786	$440
Interest expense	183	86	359	149

Net interest income	227	158	427	291
Less: Loan loss provision	15	2	23	3

Net interest income	212	156	404	288

Non-Interest Expense
Selling, general and administrative	119	84	269	199

Total non-interest expense	119	84	269	199

Net Income	$93	$72	$135	$89

Earned distribution to preferred equity holder	25	–	50	–

Net income attributable to common equity holder	$68	$72	$85	$89

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
(in thousands of dollars)	2015		2014		2015		2014
Interest Income		*		*		*		*
Interest income on loans	$259	11%	$139	8%	$493	11%	$244	8%
Fee income on loans	151	7%	105	6%	293	7%	196	7%
Interest and fee income on loans	410	18%	244	14%	786	18%	440	15%
Interest expense related parties	–	0%	–	0%	–	0%	–	0%
Interest expense unsecured	113	5%	76	4%	216	5%	127	4%
Interest expense secured	22	1%	–	0%	38	1%	–	0%
Amortization offering costs	48	2%	10	1%	105	2%	22	1%
Interest expense	183	8%	86	5%	359	8%	149	5%
Net interest income (spread)	227	10%	158	9%	427	10%	291	10%

Weighted average outstanding loan asset balance	$9,132		$6,824		$8,877		$5,937

____________
*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5 percent (%). The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest expense percentages are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference between the interest income percentage and the interest cost percentage was 3% for all of the three and six month periods ended June 30, 2015 and 2014. Our interest expense rose as we brought in more money through our notes offering at higher interest rates, and the rate we charged our customers went up accordingly. We expect the relationship between interest income and expense for the remainder of 2015 to be generally consistent with the first half of 2015.

•  Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans.  In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in the remainder of 2015 will remain at about the same level it has been during the first half of the year, approximately 7%.

•  Amount of nonperforming assets. We had $108 and $0 of nonperforming loan assets at June 30, 2015 and December 31, 2014, respectively. On June 30, 2015 and December 31, 2014, we carried cash balances of $1,903 and $558, respectively. The 2014 cash balance was mostly the result of us receiving a large amount of loan payoffs late in the period, and such amounts not having been used to fund loans to our customers before the end of the period. The 2015 cash balance is mostly due to new investment from investors, payoffs being received and loan production being low. We anticipate loan production to increase in the second half of 2015. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.  We have unfunded loan commitments outstanding as of June 30, 2015 and December 31, 2014 of $4,055 and $1,745, respectively. This increase in unfunded loan commitments may help bring down the cash balance in the third quarter of 2015 as fundings are made.

Loan Loss Provision

We have three nonperforming loans to one borrower.  The loans are collateralized by lots that were intended for construction, but construction has not commenced.  We recorded no income from these loans in the first half of 2015, and reserved $13 and 21 in our loan loss reserve for these loans in the three and six month periods ended June 30, 2015. We have recorded $2 in both the three and six month periods ended June 30, 2015, and $2 and $3 in the three and six month periods ended June 30, 2014, respectively, in loss reserve related to our collective reserve (loans not individually impaired). We anticipate that the collective reserve will increase as our balances rise throughout the remainder of 2015.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses
Legal and accounting	$26	$25	$88	$88
Salaries and related expenses	40	20	82	38
Board related expenses	29	19	48	38
Advertising	3	–	10	–
Rent and utilities	4	3	9	8
Printing	5	5	10	8
Other	12	12	22	19
Total SG&A	$119	$84	$269	$199

We had increases in payroll due to increased staffing in 2015. We also had an increase in advertising which is being used to create lending opportunities. Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.  Our additional board member which we added in March of 2015 has increased our board related expense.

We anticipate SG&A costs for 2015 to continue to be higher than 2014. We expect payroll costs to be higher due to additional staffing, and our legal and accounting expenses will most likely increase due to increased volume.

Consolidated Financial Position

Cash and Cash Equivalents

We try to carry a small cash balance. At June 30, 2015 and December 31, 2014, we had $1,903 and $558, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. The 2014 cash balance was mostly the result of us receiving a large amount of loan payoffs late in the period, and such amounts not having been used to fund loans to our customers before the end of the period. The 2015 cash balance is mostly due to new investment from investors, payoffs being received and loan production being low. We anticipate loan production to increase in the second half of 2015.

Deferred Financing Costs, Net

Gross deferred financing costs were $834 and $737 as of June 30, 2015 and December 31, 2014, respectively. The accumulated amortization of those costs was $212 and $107 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in the remainder of 2015.  Currently we can accept investmnents under our existing offering through October 4, 2015.  We are preparing our second offering, which generated most of the new deferred financing costs in 2015.

The following is a roll forward of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Deferred financing costs, beginning balance	$737	$669	$669
Additions	97	68	27

Deferred financing costs, ending balance	$834	$737	$696

Less accumulated amortization	(212)	(107)	(42)

Deferred financing costs, net	$622	$630	$654

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Accumulated amortization, beginning balance	$107	$20	$20
Additions	105	87	22

Accumulated amortization, ending balance	$212	$107	$42

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees and loan loss reserve, had total balances of $5,271 and $4,435 as of June 30, 2015 and December 31, 2014, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania.  The Hamlets subdivision is a five phase subdivision of 81 lots, of which 45 have been developed and sold, 14 are developed, 7 are under development, and 15 are undeveloped as of June 30, 2015.  The Tuscany subdivision is a single phase 18 lot subdivision, with 8 lots remaining as of June 30, 2015.  A portion of the collateral of the Pennsylvania Loans is preferred equity interests in our Company, which might be difficult to sell in order to reduce the loan balance

In April, July, September, and December 2013, in March and December 2014, and in March and June 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, Benjamin Marcus Homes, LLC (“BMH”) was allowed to borrow for the construction of homes, and to borrow for the purchase of a lot.  As of June 30, 2015, all of the construction loans for homes done by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we also issued a letter of credit for $155 (which was reduced to $29 in the first quarter of 2015) to a sewer authority relating to BMH Loan (the “Letter of Credit”), and we issued a cash bond for development not to exceed $425. We also agreed to allow for an additional cash bond of up to $320. We allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: (1) it has allowed for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the amounts we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania Loans should be paid down quicker.  We also funded increases in the interest escrow totaling $625.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number of	Value of	Commitment	Amount	Value	Loan
State	Borrowers	Loans	Collateral(1)	Amount	Outstanding	Ratio(2)	Fee
Pennsylvania	1	3	$7,721	$6,365(3)	$5,498	71%	$1,000
Total	1	3	$7,721	$6,365	$5,498	71%	$1,000
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
(3) The commitment amount includes the letter of credit the issued cash bond, and the cash bond not issued but committed to, in addition to the credit limit of $5,631 maximum commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number of	Value of	Commitment	Amount	Value	Loan
State	Borrowers	Loans	Collateral(1)	Amount	Outstanding	Ratio(2)	Fee
Pennsylvania	1	3	$5,997	$4,903(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903	$4,748	79%	$1,000
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

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2015. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number	Value of	Commitment	Amount	Value
State	Borrowers	of Loans	Collateral (1)	Amount	Outstanding	Ratio(2)	Loan Fee
Colorado	1	2	$1,095	$767	$450	70%	5%
Delaware	1	1	830	500	66	60%	5%
Florida	1	4	1,275	893	821	70%	5%
Georgia	2	5	966	730	450	76%	5%
Louisiana	1	2	1,132	622	623	55%	5%
New Jersey	1	1	325	227	64	70%	5%
North Carolina	1	2	385	270	75	70%	5%
Pennsylvania	1	5	3,948	2,186	564	55%	5%
South Carolina	2	7	1,528	1,005	899	66%	5%
Total	11	29	$11,484	$7,200	$4,012	63%(3)	5%
_______________
(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number	Value of	Commitment	Amount	Value	Loan
State	Borrowers	of Loans	Collateral (1)	Amount	Outstanding	Ratio(2)	Fee
Colorado	1	1	$515	$361	$68	70%	5%
Florida	1	2	685	480	404	70%	5%
Georgia	2	5	1,027	810	349	79%	5%
Louisiana	1	2	1,230	861	620	70%	5%
New Jersey	1	1	390	273	259	70%	5%
Pennsylvania	2	4	2,826	1,850	1,463	65%	5%
South Carolina	2	4	1,577	900	780	57%	5%
Total	10	19	$8,250	$5,535	$3,943	67%(3)	5%
_______________
(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following:

	June 30,	December 31,
	2015	2014

Commercial loans, gross	$9,510	$8,691
Less: Deferred loan fees	(412)	(438)
Less: Deposits	$(159)	$(134)
Less: Allowance for loan losses	(44)	(22)

Commercial loans, net	$8,895	$8,097

Roll forward of commercial loans:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Beginning balance	$8,097	$4,045	$4,045
Additions	4,015	7,433	3,122
Payoffs/Sales	(3,196)	(3,394)	(857)
Change in builder deposit	(24)	(98)	(133)
Change in loan loss provision	(23)	(22)	(3)
New loan fees	(268)	(343)	(208)
Earned loan fees	294	476	196

Ending balance	$8,895	$8,097	$6,162

Finance Receivables – Method of impairment calculation:

	As of June 30, 2015		As of December 31, 2014
	Finance	Loan Loss	Finance	Loan Loss
	Receivable	Reserve	Receivable	Reserve

Performing loans evaluated individually	$5,748	$15	$5,571	$15
Performing loans evaluated collectively	2,417	7	2,526	7
Non performing loans without a specific reserve	622	1	–	–
Non performing loans with a specific reserve	108	21	–	–

Total evaluated for loan loss	$8,895	$44	$8,097	$22

At June 30, 2015 and December 31, 2014, there were no loans acquired with deteriorated credit quality.

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2015 and December 31, 2014.  All loans listed have a related allowance for loan losses.

	June 30,	December 31,
	2015	2014

Unpaid principal balance (contractual obligation from customer)	$215	$–
Charge-offs and payments applied	87	–
Book value	128	–
Related allowance	20	–
Value after allowance	$108	$–

Estimated collateral value	108	–
Total charge-offs, payments applied, and allowance (coverage)	107	–
Coverage % (coverage divided by unpaid principal balance)	50%	–

We have one customer with two loans currently in foreclosure.  There is no individual reserve for those two loans, as we do not anticipate incurring a loss on them.  Those loans are in the June 2015 tables below as past due.  We are also demanding three loans where the builder did not start construction.  Those loans are also in the June 2015 tables below as past due.

Below is an aging schedule of loans receivable as of June 30, 2015, on a recency basis:

	No.	Unpaid
	Accts.	Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	27	$8,165	92%
60-89 days	–	–	0%
90-179 days	3	108	1%
180-269 days	2	622	7%

Subtotal	32	$8,895	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	32	$8,895	100%

Below is an aging schedule of loans receivable as of June 30, 2015, on a contractual basis:

	No.	Unpaid
	Accts.	Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	27	$8,165	92%
60-89 days	–	–	0%
90-179 days	3	108	1%
180-269 days	2	622	7%

Subtotal	32	$8,895	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	32	$8,895	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a recency basis:

	No.	Unpaid
	Accts.	Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a contractual basis:

	No.	Unpaid
	Accts.	Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account (the “Interest Escrow”) which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of June 30, 2015 and December 31, 2014 was $539 and $249, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan (now extinguished) and dividends on borrower owned preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.  In 2014 we repaid a portion ($125) of an unsecured note that we owed the borrower under the Pennsylvania Loans.  That money was used to increase the Interest Escrow.  In 2015, we increased the Interest Escrow by $500 by advancing funds on one of the loans to that borrower.

Six (6) and nine (9) other loans active as of June 30, 2015 and December 31, 2014, respectively also have interest escrows.  The cumulative balance of all interest escrows other than the Pennsylvania Loans was $64 and $69 as of June 30, 2015 and December 31, 2014, respectively.

Roll forward of interest escrow:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Beginning balance	$318	$255	$255
+ SF Loan interest and preferred equity dividends	32	75	37
+ Additions from Pennsylvania Loans	532	318	50
+ Additions from other loans	79	159	89
- Interest and fees	(330)	(489)	(195)
- Repaid to borrower or used to reduce principal	(28)	–	–

Ending balance	$603	$318	$236

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity, moved $125 of the note payable to the interest escrow, in January 2015 repaid the remaining $375 to the borrower. In addition, we owed $6,691 and $5,427 in Notes payable under our Notes offering as of June 30, 2015 and December 31, 2014, respectively. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with 1st Financial Bank USA whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser.  Purchaser is buying senior positions in the loans they purchase, generally 50% of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee.  We service the loans.  There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months.  This transaction is accounted for as a secured line of credit.

In April 2015, the Company entered into a purchase and sale agreement with Seven Kings Holdings, Inc. (“7Kings”) as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. 7Kings may adjust the $1,500 with notice, but such change will not cause a buyback by us. 7Kings is buying pari-passu positions in the loans they purchase, generally 50% of each loan. 7Kings generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees.  We service the loans.  There is an unlimited right for us to call any loan sold.  This transaction is accounted for as a secured line of credit.

The purchase and sale agreements are detailed below:

	June 30, 2015		December 31, 2014
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$1,358	$607	$–	$–
Seven Kings Holdings, Inc.	628	222	–	–

Total	$1,986	$829	$–	$–

Liquidity and Capital Resources
The Company’s anticipated primary sources of liquidity going forward are:
•	The purchase and sale agreements, which should allow for a significant increase in loan balances;
•	The continued issuance of Notes to the general public through our public Notes offering, which was declared effective by the SEC on October 4, 2012, and has been registered and declared effective in 38 states as of both June 30, 2015 and December 31, 2014. We began to advertise in March 2013 and received an aggregate of approximately $6,691 and $5,427 in Notes proceeds as of June 30, 2015 and December 31, 2014, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2015, focusing on the efforts that have proven fruitful;

•	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 61% and 60% of our total outstanding loan commitments as of June 30, 2015 and December 31, 2014, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $539 and $249 as of June 30, 2015 and December 31, 2014, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);
•	Funds borrowed from affiliated creditors.

We generated net income of $135 and $89 for six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, we had cash on hand of $1,903 and $558, respectively, and our outstanding debt totaled $7,520 and $5,802, respectively, of which $829 and $0 was secured, respectively. As of June 30, 2015 and December 31, 2014, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $4,055 and $1,745 respectively. Our availability on our line of credit from our members was $1,500 at both June 30, 2015 and December 31, 2014. Our borrowings under our purchase and sale agreements were $829 and $0 at June 30, 2015 and December 31, 2014, respectively. The purchase and sale agreements add liquidity and allows us to expand our business.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sale agreements, continued payments of principal and/or interest by our largest borrower and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, and our unsecured Notes from the public offering. The loan balance from our members on both June 30, 2015 and December 31, 2014 was $0. The balance on our purchase and sale agreements (which are treated like a secured line of credit in our consolidated financial statements) was $829 and $0 as of  June 30, 2015 and December 31, 2014, respectively. The loan balance on the SF Loan was $0 and $375 as of June 30, 2015 and December 31, 2014, respectively. The balance of debt from the Notes offering was $6,691 and $5,427 as of June 30, 2015 and December 31, 2014, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We currently generate liquidity (or may in the future) from:

☐	proceeds from the Notes;

☐	proceeds from our purchase and sale agreements;

☐	repayments of loan receivables;

☐	interest and fee income;

☐	borrowings in the form of the demand loans from our members;

☐	borrowings from lines of credit with banks (not in place yet);

☐	sale of property obtained through foreclosure (none to date); and

☐	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

☐	pay Notes on their scheduled due date and Notes that we are required to redeem early;

☐	make interest payments on the Notes;

☐	make payments on other borrowings, including loans from affiliates; and

☐	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

☐	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

☐	to make distributions to equity owners, including the preferred equity;

☐	for working capital and other corporate purposes;

☐	to purchase defaulted secured debt from financial institutions at a discount;

☐	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

☐	to purchase real estate, in which we will operate our business; and

☐	to redeem Notes which we have decided to redeem prior to maturity.

The Company’s anticipated primary sources of liquidity going forward are the purchase and sale agreements, continued issuance of Notes to the general public, interest income and principal repayments related to loans it extends, as well as funds borrowed from affiliated creditors. Therefore, the Company’s ability to fund its operations is dependent upon these sources of liquidity.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)
We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of June 30, 2015, we had issued $7,581,000 in Notes pursuant to our public offering. From October 4, 2012 through June 30, 2015, we incurred expenses of $311,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2015 were $6,380,000, 81% of which was used to increase loan balances, 1% of which reduced the secured debt from affiliates, and 18% went to increase cash available for loans.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2015, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document
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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: July 30, 2015	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

