Form 10-Q
period 2015-09-30
Shepherd's Finance, LLC
filed 2015-11-05
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2015	2014
(in thousands of dollars)	(Unaudited)

Assets
Cash and cash equivalents	$1,474	$558
Accrued interest on loans	119	78
Deferred financing costs, net	623	630
Loans receivable, net	10,334	8,097
Foreclosed assets	93	–
Other assets	30	13
Total assets	$12,673	$9,376
Liabilities and Members’ Capital
Customer interest escrow	$468	$318
Accounts payable and accrued expenses	423	199
Notes payable secured	925	–
Notes payable unsecured	7,753	5,802
Due to preferred equity member	25	–
Total liabilities	9,594	6,319

Commitments and Contingencies (Notes 4 and 8)

Series B preferred equity	1,000	1,000
Class A common equity	2,079	2,057
Members’ capital	3,079	3,057

Total liabilities and members’ capital	$12,673	$9,376

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2015	2014	2015	2014
Interest Income
Interest and fee income on loans	$450	$328	$1,236	$768
Interest expense	221	131	580	280

Net interest income	229	197	656	488
Less: Loan loss provision	19	17	42	20

Net interest income	210	180	614	468

Non-Interest Expense
Selling, general and administrative	115	87	384	286

Total non-interest expense	115	87	384	286

Net Income	$95	$93	$230	$182

Earned distribution to preferred equity holder	25	–	75	–

Net income attributable to common equity holder	$70	$93	$155	$182

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

Nine Months
Ended
(in thousands of dollars)	September 30, 2015
Members’ capital, as of December 31, 2014	$3,057
Net income	230
Earned distributions to preferred equity holder	(75)
Distributions to common equity holders	(133)

Members’ capital, as of September 30, 2015	$3,079

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended
	September 30,
(in thousands of dollars)	2015	2014

Cash flows from operations
Net income	$230	$182
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	164	51
Provision for loan losses	42	20
Net loan origination fees deferred (earned)	(9)	(55)
Net change in operating assets and liabilities
Other assets	(17)	(6)
Accrued interest on loans	(41)	(38)
Customer interest escrow	150	(38)
Accounts payable and accrued expenses	224	85

Net cash provided by (used in) operating activities	743	201

Cash flows from investing activities
Loan originations and principal collections, net	(2,363)	(3,452)

Net cash provided by (used in) investing activities	(2,363)	(3,452)

Cash flows from financing activities
Distributions to members	(183)	(77)
Proceeds from secured note payable	1,951	–
Repayments of secured note payable	(1,026)	–
Proceeds from unsecured notes payable	2,970	2,906
Redemptions of unsecured notes payable	(644)	(49)
Repayment of unsecured note payable	(375)	–
Deferred financing costs	(157)	(49)

Net cash provided by (used in) financing activities	2,536	2,731

Net increase (decrease) in cash and cash equivalents	916	(520)

Cash and cash equivalents
Beginning of period	558	722

End of period	$1,474	$202

Supplemental disclosure of cash flow information
Cash paid for interest	$207	$90
Non-cash investing and financing activities
Earned but not paid distribution to preferred equity holder	$25	$–
Foreclosure of assets	93

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

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2015. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2014 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014 (the “2014 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies of the notes to the 2014 Statements.

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

We currently have six sources of capital:

	September 30,	December 31,
	2015	2014
Capital Source
Purchase and sale agreements	$925	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offering	7,253	5,427
Other unsecured debt	500	375
Preferred equity	1,000	1,000
Common equity	2,079	2,057

Total	$11,757	$8,859

Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.  Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

The Company’s anticipated primary sources of liquidity going forward are:

•	The purchase and sale agreements, which should allow for a significant increase in loan balances;
•	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 26 states as of September 30, 2015. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $7,253 and $5,427 in Notes proceeds as of September 30, 2015 and December 31, 2014, respectively (net of redemptions). We anticipate continuing our capital raising efforts in the fourth quarter and in 2016, focusing on the efforts that have proven fruitful;
•	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 54% and 60% of our total outstanding loan commitments as of September 30, 2015 and December 31, 2014, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $395 and $249 as of September 30, 2015 and December 31, 2014, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);
•	Funds borrowed from affiliated creditors.

We generated net income of $230 and $182 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, we had cash on hand of $1,474 and $558, respectively, and our outstanding debt totaled $8,678 and $5,802, respectively, of which $925 and $0 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of September 30, 2015 and December 31, 2014, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $4,694 and $1,745, respectively. Our availability on our line of credit from our members was $1,500 at both September 30, 2015 and December 31, 2014. Our members are not obligated to fund requests under our line of credit.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing, and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sale agreements, continued payments of principal and/or interest by our largest borrower, and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

2. Summary of Significant Accounting Policies

Segment Reporting

We report all ongoing operations in one segment, commercial lending.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that market conditions could deteriorate, which could materially affect our consolidated financial position, results of operations, and cash flows. Among other effects, such changes could result in the need to increase the amount of our allowance for loan losses.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $11 and $1 for the nine months ended September 30, 2015 and 2014, respectively.

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

.A loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due. In addition, a loan may be placed on nonaccrual at any other time management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection or well-secured (i.e., the loan has sufficient collateral value). Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

For loans greater than 12 months in age that are individually evaluated for impairment, appraisals have been prepared within the last 13 months. For all loans individually evaluated for impairment, there is also a broker’s opinions of value (“BOV”) prepared, if the appraisal is more than six months old. The lower of any BOV prepared in the last six months, or the most recent appraisal, is used, unless we determine a BOV to be invalid based on the comparable sales used. If we determine a BOV to be invalid, we will use the appraised value. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a BOV.

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

The following is a roll forward of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Deferred financing costs, beginning balance	$737	$669	$669
Additions	157	68	49

Deferred financing costs, ending balance	$894	$737	$718

Less accumulated amortization	(271)	(107)	(71)

Deferred financing costs, net	$623	$630	$647

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Accumulated amortization, beginning balance	$107	$20	$20
Additions	164	87	51

Accumulated amortization, ending balance	$271	$107	$71

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies ASC 740, Income Taxes. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the Limited Liability Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2012.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At September 30, 2015, our loans were primarily concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas if  and until more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of September 30, 2015 and December 31, 2014, 54% and 60%, respectively of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market.

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

At September 30, 2015 and December 31, 2014, the Company had no assets measured at fair value on a recurring basis.

Fair Value Measurements on a Non-recurring Basis

Impaired Loans

A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. The analysis of impaired loans includes a comparison of estimated collateral value to the principal amount of the loan. If the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period.  For homes which are partially complete, we appraise on an as-is and completed basis, and use the one that more closely aligns with our planned method of disposal for the property. For loans greater than 12 months in age that are individually evaluated for impairment, appraisals have been prepared within the last 13 months. For all loans individually evaluated for impairment, there is also a BOV prepared, if the appraisal is more than six months old. The lower of any BOV prepared in the last six months, or the most recent appraisal, is used, unless we determine a BOV to be invalid based on the comparable sales used. If we determine a BOV to be invalid, we will use the appraised value. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a BOV. Fair value estimates for impaired loans are classified as Level 3.

Assets measured at fair value on a nonrecurring basis are summarized below:

September 30, 2015

Quoted
Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Impaired loans	$623	$844	$-	$-	$844

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at September 30, 2015 and December 31, 2014. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at September 30, 2015 and December 31, 2014. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is zero in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both September 30, 2015 and December 31, 2014.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are 1) payable on demand, 2) have a variable interest rate, or 3) have interest rates similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at September 30, 2015 and December 31, 2014.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

September 30, 2015

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,474	$1,474	$1,474	$–	$–
Loans receivable, net	10,334	10,334	–	–	10,334
Foreclosed assets	93	93			93
Financial Liabilities
Customer interest escrow	468	468	–	–	468
Notes payable secured	925	925	–	–	925
Notes payable unsecured	7,753	7,753	–	–	7,753

December 31, 2014

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$558	$558	$558	$–	$–
Loans receivable, net	8,097	8,097	–	–	8,097
Financial Liabilities
Customer interest escrow	318	318	–	–	318
Notes payable unsecured	5,802	5,802	–	–	5,802

4. Financing Receivables

Financing receivables are comprised of the following:

	September 30,	December 31,
	2015	2014

Commercial loans, gross	$10,977	$8,691
Less: Deferred loan fees	(429)	(438)
Less: Deposits	$(187)	$(134)
Less: Allowance for loan losses	(27)	(22)

Commercial loans, net	$10,334	$8,097

Roll forward of commercial loans:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Beginning balance	$8,097	$4,045	$4,045
Additions	7,004	7,433	5,333
Payoffs/Sales	(4,589)	(3,394)	(1,735)
Moved to foreclosed assets	(129)	–	–
Change in builder deposit	(53)	(98)	(146)
Change in loan loss provision	(5)	(22)	(20)
New loan fees	(452)	(343)	(281)
Earned loan fees	461	476	336

Ending balance	$10,334	$8,097	$7,532

Commercial Construction and Development Loans

Pennsylvania Loans

On December 30, 2011, pursuant to a credit agreement by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”) and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”) (as amended, the “Credit Agreement”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). Throughout this report, we refer to the BMH Loan, the New IMA Loan, and the Existing IMA Loan collectively as the “Pennsylvania Loans.” When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same independent third-party. The BMH Loan, the New IMA Loan, and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently primarily reliant on a single developer and homebuilder for our revenues.

In April, July, September, and December 2013, in March and December 2014, and in March and June of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. As of September 30, 2015, all of the construction loans for homes extended by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

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

Also as a result of these amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued a letters of credit to a sewer authority relating to BMH Loan which totaled $97 and $155 as of September 30, 2015 and December 31, 2014, respectively (the “Letter of Credit”), and we issued cash bonds for development with $583 and $0 outstanding on September 30, 2015 and December 31, 2014, respectively.  We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

A detail of the financing receivables for the Pennsylvania Loans at September 30, 2015 is as follows:

					Estimated
			Funded to		collateral
Item	Term	Interest Rate	Borrower		values

		COF +2%
BMH Loan	Demand(1)	(7% Floor)
Land for phase 5 (10 acres)			$–		$1,079
Lots			717		1,884	(6)
Interest Escrow			950		395
Loan Fee			750		–
Cash Bond			583	(9)	583

Total BMH Loan			3,000		3,941
IMA Loans
		COF +2%
New IMA Loan (loan fee)	Demand(1)	(7% Floor)	250		–
		COF +2%
New IMA Loan (advances)	Demand(1)	(7% Floor)	1,222		–
		COF +2%
Existing IMA Loan	Demand(2)	(7% Floor)	1,687		2,923	(4)

Total IMA Loans			3,159		2,923

Unearned Loan Fee			(165)		–
SF Preferred Equity					1,025	(8)

Total			$5,994		$7,889

A detail of the financing receivables for the Pennsylvania Loans at December 31, 2014 is as follows:

					Estimated
			Funded to		collateral
Item	Term	Interest Rate	borrower		values

		COF +2%
BMH Loan	Demand(1)	(7% Floor)
Land for phases 4, and 5 (25 acres)			$–		$1,515
Lots			142		374	(7)
Interest Escrow			450		249
Loan Fee			750		–
Excess Paydown			(22	)(5)
Lot 2 Windemere			126		126
Construction loan lot 5 Tuscany			536		932
Construction loan lot 2 Tuscany			498		739

Total BMH Loan			2,480		3,935
IMA Loans
		COF +2%
New IMA Loan (loan fee)	Demand(1)	(7% Floor)	250		–
		COF +2%
New IMA Loan (advances)	Demand(1)	(7% Floor)	1,491		–
		COF +2%
Existing IMA Loan	Demand(2)	(7% Floor)	1,687		2,484	(3)

Total IMA Loans			3,428		2,484

Unearned Loan Fee			(322)		–
SF Preferred Equity					1,000	(8)
SF Loan Payable			–		375

Total			$5,586		$7,794

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

(4) Estimated collateral value is equal to the appraised value of the remaining lots of $3,101, net of the net estimated costs to finish the development of $178.

(5) Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that has/have been repaid to date. These amounts are available to be reborrowed in the future.

(6) Estimated collateral value is equal to the lots’ appraised value of $4,200 minus remaining improvements of $1,010, net of the outstanding first mortgage of $1,146 and a third mortgage payoff of $160.

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

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

							Loan to
	Number of	Number of	Value of	Commitment		Amount	Value	Loan
State	Borrowers	Loans	Collateral(1)	Amount		Outstanding	Ratio(2)	Fee
Pennsylvania	1	3	$7,889	$6,311	(3)	$6,159	78%	$1,000
Total	1	3	$7,889	$6,311		$6,159	78%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,025 of preferred equity and unpaid earnings distributions in and from our Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes the Letter of Credit and the issued cash bonds, in addition to the credit limit of $5,631 maximum commitment amount.

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

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2015. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number	Value of	Commitment	Amount	Value
State	Borrowers	of Loans	Collateral (1)	Amount	Outstanding	Ratio(2)	Loan Fee
Colorado	1	4	$2,160	$1,519	$557	70%	5%
Delaware	1	1	830	500	66	60%	5%
Florida	2	4	1,435	1,005	743	70%	5%
Georgia	1	1	416	291	129	70%	5%
Louisiana	1	2	844	623	624	74%	5%
New Jersey	1	2	510	357	114	70%	5%
North Carolina	1	2	385	270	106	70%	5%
Pennsylvania	2	7	4,648	2,655	1,058	57%	5%
South Carolina	2	20	2,993	2,139	1,421	71%	5%
Total	12	43	$14,221	$9,359	$4,818	66%(3)	5%

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

•	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	September 30,	December 31,
	2015	2014

Pass	$9,711	$7,301
Special mention	623	796
Classified – accruing	–	–
Classified – nonaccrual		–

Total	$10,334	$8,097

Finance Receivables – Method of impairment calculation:

	As of September 30, 2015		As of December 31, 2014
	Finance	Loan Loss	Finance	Loan Loss
	Receivable	Reserve	Receivable	Reserve

Performing loans evaluated individually	$8,617	$22	$5,571	$15
Performing loans evaluated collectively	1,094	4	2,526	7
Non performing loans without a specific reserve	623	1	–	–
Non performing loans with a specific reserve	–	–	–	–

Total evaluated for loan loss	$10,334	$27	$8,097	$22

At September 30, 2015 and December 31, 2014, there were no loans acquired with deteriorated credit quality.

Impaired loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2015 and December 31, 2014.  All loans listed have a related allowance for loan losses.

	September 30,	December 31,
	2015	2014

Unpaid principal balance (contractual obligation from customer)	$685	$–
Charge-offs and payments applied	61	–
Book value	624	–
Related allowance	1	–
Value after allowance	$623	$–

Estimated collateral value	844	–
Total charge-offs, payments applied, and allowance (coverage)	63	–
Coverage % (coverage divided by unpaid principal balance)	9%	–

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

The purchase and sale agreements are detailed below:

	September 30, 2015		December 31, 2014
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$1,590	$534	$–	$–
Seven Kings Holdings, Inc.	1,416	391	–	–

Total	$2,516	$925	$–	$–

SF Loan

The SF Loan, under which we were the borrower, was an unsecured loan in the original principal amount of $1,500, of which $0 and $375 was outstanding as of September 30, 2015 and December 31, 2014, respectively. Interest on the SF Loan accrued annually at a rate of 5.0%. On December 31, 2014, the Company and the Hoskins Group entered into a series of agreements which, among other things, 1) converted $1,000 of the SF Loan from debt to preferred equity, 2) repaid $125 of the SF Loan and applied those proceeds to increase the Interest Escrow, and 3) required elimination of the remaining balance of the SF Loan with a cash payment upon the repayment of the construction loan on lot 5, Tuscany. This repayment was made in the first quarter of 2015.

Unsecured Loan 7Kings

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of September 30, 2015. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note is due on February 19, 2016 and may be prepaid at any time without penalty. Interest is due at the end of each month, and was $4 in the third quarter of 2015.

Notes Program

Borrowings through our public notes offering were $7,253 and $5,427 at September 30, 2015 and December 31, 2014, respectively. The effective interest rate on the borrowings at September 30, 2015 and December 31, 2014 was 7.21% and 7.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Notes outstanding, beginning of period	$5,427	$1,739	$1,739
Notes issued	2,470	4,119	2,906
Note repayments / redemptions	(644)	(431)	(49)

Notes outstanding, end of period	$7,253	$5,427	$4,596

The following table shows the maturity of outstanding Notes as of September 30, 2015.

Year Maturing	Amount Maturing

2015	$24
2016	1,679
2017	2,036
2018	2,141
2019	1,373

Total	$7,253

6. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The class A common units are held by two members, both of whom have no personal liability. All class A common members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at both September 30, 2015 and December 31, 2014.

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

The members’ capital balances by class are as follows:

	September 30,	December 31,
Class	2015	2014
B Preferred Units	$1,000	$1,000
A Common Units	2,079	2,057

Members’ Capital	$3,079	$3,057

7. Related Party Transactions

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates; however, at September 30, 2015 and December 31, 2014, no amounts were outstanding.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 5 – SF Loan and Note 4 – Pennsylvania Loans. Our debt to the Hoskins Group has been extinguished.  The Hoskins Group is our largest borrower.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 6.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $1,686 outstanding at September 30, 2015. The larger of these investments are detailed below:

				Weighted average	Interest earned by investor
		Amount invested as of		interest rate as of	during the nine month
	Relationship to	September 30,	December 31,	September 30,	period ended September 30,
Investor	Shepherd’s Finance	2015	2014	2015	2015	2014
Bill Myrick	Independent Manager	$161	$141	7.87%	$9	$6
Eric Rauscher	Independent Manager	500	500	7.00%	27	26
Joseph Rauscher	Father of Independent Manager	186	186	8.00%	12	6
Leah Summers	Daughter in-law of Independent Manager	100	–	6.00%	2	–
R. Scott Summers	Son of Independent Manager	200	100	6.78%	8	4
Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	11	4
David and Carole Wallach	Parents of Member	111	111	8.00%	7	6

8. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $4,694 and $1,745 at September 30, 2015 and December 31, 2014, respectively.

In September 2013, the Company issued the first of several Letters of Credit to a sewer authority relating to the BMH Loan. The remaining Letter of Credit amount was $97 as of September 30, 2015. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The balance on the loan to which we subordinate is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables at September 30, 2015 and December 31, 2014 in Note 4.

In December 2014, the Company entered into a purchase and sale agreement with 1st Financial Bank USA whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser.  The purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months. At September 30, 2015 and December 31, 2014, the limit was $140 and $0, respectively.

9. Non-Interest expense detail

The following table displays our SG&A expenses:

	For the Nine Months Ended September 30,
	2015	2014
Selling, general and administrative expenses
Legal and accounting	$113	$114
Salaries and related expenses	124	65
Board related expenses	76	56
Advertising	11	1
Rent and utilities	15	13
Printing	12	10
Other	33	27
Total SG&A	$384	$286

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

10. Subsequent Events

Management of the Company has evaluated subsequent events through November 5, 2015, the date these consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $458 subsequent to September 30, 2015 and had redemptions of $22. The total debt issued and outstanding pursuant to the Notes offering as of November 5, 2015 is $7,689. Of the $7,689, $2,004 is from managers, members, and their respective affiliates.

One of our two loans in Louisiana which were listed as impaired special mention loans as of September 30, 2015 was taken back at a foreclosure sale and is now real estate owned. The loan was on our books for $400.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading Commercial Construction and Development Loans. We have a limited operating history as a finance company. We currently have two paid employees, including our Executive Vice President of Operations. We currently use our CEO to originate most of our new loans, and augment that with several people to whom we pay consulting fees. Our Board of Managers is comprised of Mr. Wallach and three independent Managers–Bill Myrick, Eric Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Loan assets increased at an annualized rate of 37% and equity was essentially unchanged at September 30, 2015 as compared to December 31, 2014.  Loan assets increased 100% and equity increased 61% from December 31, 2013 to December 31, 2014. As of September 30, 2015, we have 43 construction loans in nine states with twelve borrowers, and have two development loans in Pittsburgh, Pennsylvania.  At the end of 2014, we entered into a purchase and sale agreement for portions of our loans. We entered into a second purchase and sale agreement in April of 2015. We began the program during the first quarter of 2015 which has allowed us to increase our loan balances and commitments significantly in 2015.

We currently have six sources of capital:

	September 30,	December 31,
	2015	2014
Capital Source
Purchase and sale agreements	$925	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offering	7,253	5,427
Other unsecured debt	500	375
Preferred equity	1,000	1,000
Common equity	2,079	2,057

Total	$11,757	$8,859

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

For loans greater than 12 months in age that are individually evaluated for impairment, appraisals have been prepared within the last 13 months. For all loans individually evaluated for impairment, there is also a broker’s opinions of value (“BOV”) prepared, if the appraisal is more than six months old. The lower of any BOV prepared in the last six months, or the most recent appraisal, is used, unless we determine a BOV to be invalid based on the comparable sales used. If we determine a BOV to be invalid, we will use the appraised value. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a BOV.

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

Fair Value

Nature of estimates required

Currently, fair value of collateral has the potential to impact the calculation of the loan loss provision most heavily. Specifically relevant to the allowance for loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various assumptions that could be used, determining the collateral’s fair value requires significant judgment.

Sensitivity analysis

September 30, 2015
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$735

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $10,334 and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, a loan loss provision of $735 would be required.

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

Consolidated Results of Operations

Key financial and operating data for the three and nine months ended September 30, 2015 and 2014 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2015	2014	2015	2014
Interest Income
Interest and fee income on loans	$450	$328	$1,236	$768
Interest expense	221	131	580	280

Net interest income	229	197	656	488
Less: Loan loss provision	19	17	42	20

Net interest income	210	180	614	468

Non-Interest Expense
Selling, general and administrative	115	87	384	286

Total non-interest expense	115	87	384	286

Net Income	$95	$93	$230	$182

Earned distribution to preferred equity holder	25	–	75	–

Net income attributable to common equity holder	$70	$93	$155	$182

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(in thousands of dollars)	2015		2014		2015		2014
Interest Income		*		*		*		*
Interest income on loans	$286	11%	$188	10%	$779	11%	$432	9%
Fee income on loans	164	6%	140	7%	457	7%	336	7%
Interest and fee income on loans	450	17%	328	17%	1,236	18%	768	16%
Interest expense related parties	–	0%	1	0%	–	0%	1	0%
Interest expense unsecured	135	5%	101	5%	351	5%	228	5%
Interest expense secured	27	1%	–	0%	65	1%	–	0%
Amortization offering costs	59	2%	29	2%	164	2%	51	1%
Interest expense	221	8%	131	7%	580	8%	280	6%
Net interest income (spread)	229	9%	197	10%	656	10%	488	10%

Weighted average outstanding loan asset balance	$10,260		$7,509		$9,253		$6,410

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

•  Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5 percent (%). The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest expense percentages are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference between the interest income percentage and the interest cost percentage was 3% for the three and nine month periods ended September 30, 2015. The difference was 3% for the three and nine month periods ended December 31, 2014. Our interest expense rose as we brought in more money through our notes offering at higher interest rates, and the rate we charged our customers went up accordingly. We expect the relationship between interest income and expense for the remainder of 2015 to be generally consistent with the first three quarters of 2015.

•  Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans.  In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in the remainder of 2015 will remain at about the same level it has been during the first three quarters of the year, approximately 7%.

•  Amount of nonperforming assets. We had $623 and $0 of nonperforming loan assets at September 30, 2015 and December 31, 2014, respectively. This impacted our gross interest recognized by approximately $19 per quarter in the three quarters of 2015, or 0.75% annualized. On September 30, 2015 and December 31, 2014, we carried cash balances of $1,474 and $558, respectively. The 2014 cash balance was mostly the result of us receiving a large amount of loan payoffs late in the period, and such amounts not having been used to fund loans to our customers before the end of the period. The 2015 cash balance is mostly due to new investment from investors, payoffs being received and loan production being lower than needed to fully invest these funds. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.  We have unfunded loan commitments outstanding as of September 30, 2015 and December 31, 2014 of $4,694 and $1,745, respectively.

Loan Loss Provision

Prior to the foreclosure sale in July, 2015 at which we took the properties into foreclosed assets, we had three nonperforming loans to one borrower (foreclosure started in February, 2015). The loans were collateralized by lots that were intended for construction, but construction did not commence.  We recorded no income from these loans in 2015, and reserved $16 and $37 in our loan loss reserve for these loans in the three and nine month periods ended September 30, 2015. We have recorded $3 and $5 in the three and nine month periods ended September 30, 2015, respectively, and $17 and $20 in the three and nine month periods ended September 30, 2014, respectively, in loss reserve related to our collective reserve (loans not individually impaired). We anticipate that the collective reserve will increase as our balances rise throughout the remainder of 2015.

SG&A Expenses

The following table displays a comparison of our SG&A Expenses:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses
Legal and accounting	$25	$26	$113	$114
Salaries and related expenses	42	27	124	65
Board related expenses	28	18	76	56
Advertising	1	1	11	1
Rent and utilities	6	5	15	13
Printing	2	2	12	10
Other	11	8	33	27
Total SG&A	$115	$87	$384	$286

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

Consolidated Financial Position

Cash and Cash Equivalents

We try to carry a small cash balance. On September 30, 2015 and December 31, 2014, we carried cash balances of $1,474 and $558, respectively. The 2014 cash balance was mostly the result of us receiving a large amount of loan payoffs late in the period, and such amounts not having been used to fund loans to our customers before the end of the period. The 2015 cash balance is mostly due to new investment from investors, payoffs being received, and loan production being lower than needed to fully invest these funds. When we create new loans, they typically do not have significant outstanding loan balances for several months. We anticipate loan production to increase in the remainder of 2015.

Deferred Financing Costs, Net

Gross deferred financing costs were $894 and $737 as of September 30, 2015 and December 31, 2014, respectively. The accumulated amortization of those costs was $271 and $107 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the accumulated amortization will increase in the remainder of 2015.  Currently we can accept investments under our existing offering through September 29, 2017.  We just finalized our second offering, which generated most of the new deferred financing costs in 2015.

The following is a roll forward of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Deferred financing costs, beginning balance	$737	$669	$669
Additions	157	68	49

Deferred financing costs, ending balance	$894	$737	$718

Less accumulated amortization	(271)	(107)	(71)

Deferred financing costs, net	$623	$630	$647

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Accumulated amortization, beginning balance	$107	$20	$20
Additions	164	87	51

Accumulated amortization, ending balance	$271	$107	$71

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees and loan loss reserve, had total balances of $5,994 and $4,435 as of September 30, 2015 and December 31, 2014, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania.  The Hamlets subdivision is a five phase subdivision of 81 lots, of which 45 have been developed and sold, 14 are developed, 7 are under development, and 15 are undeveloped as of September 30, 2015.  The Tuscany subdivision is a single phase 18 lot subdivision, with 8 lots remaining as of September 30, 2015.  A portion of the collateral of the Pennsylvania Loans is preferred equity interests in our Company, which might be difficult to sell in order to reduce the loan balance

In April, July, September, and December 2013, in March and December 2014, and in March and June 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, Benjamin Marcus Homes, LLC (“BMH”) was allowed to borrow for the construction of homes, and to borrow for the purchase of a lot.  As of September 30, 2015, all of the construction loans for homes extended by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we also issued letters of credit to a sewer authority relating to BMH Loan which totaled $97 and $155 as of September 30, 2015 and December 31, 2014, respectively (the “Letter of Credit”), and we issued cash bonds for development with $583 and $0 outstanding on September 30, 2015 and December 31, 2014, respectively. We also agreed to allow for an additional cash bond of up to $320. We allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. We chose to allow the $1,146 pay down of our loan with a superior mortgage because: (1) it has allowed for the faster development of both the Hamlets and Tuscany subdivisions, decreasing the amount of risk time we will have; (2) it did not substantially alter the amounts we have at risk; and (3) it increased our return as a percentage of loan assets, as the Pennsylvania Loans should be paid down quicker.  We also funded increases in the interest escrow totaling $625.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

							Loan to
	Number of	Number of	Value of	Commitment		Amount	Value	Loan
State	Borrowers	Loans	Collateral(1)	Amount		Outstanding	Ratio(2)	Fee
Pennsylvania	1	3	$7,889	$6,311	(3)	$6,159	78%	$1,000
Total	1	3	$7,889	$6,311		$6,159	78%	$1,000

_______________

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,025 of preferred equity and unpaid earnings distributions in and from our Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes the Letter of Credit and the issued cash bonds, in addition to the credit limit of $5,631 maximum commitment amount.

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

Commercial Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2015. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number	Value of	Commitment	Amount	Value
State	Borrowers	of Loans	Collateral (1)	Amount	Outstanding	Ratio(2)	Loan Fee
Colorado	1	4	$2,160	$1,519	$557	70%	5%
Delaware	1	1	830	500	66	60%	5%
Florida	2	4	1,435	1,005	743	70%	5%
Georgia	1	1	416	291	129	70%	5%
Louisiana	1	2	844	623	624	74%	5%
New Jersey	1	2	510	357	114	70%	5%
North Carolina	1	2	385	270	106	70%	5%
Pennsylvania	2	7	4,648	2,655	1,058	57%	5%
South Carolina	2	20	2,993	2,139	1,421	71%	5%
Total	12	43	$14,221	$9,359	$4,818	66%(3)	5%

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

						Loan to
	Number of	Number	Value of	Commitment	Amount	Value	Loan
State	Borrowers	of Loans	Collateral (1)	Amount	Outstanding	Ratio(2)	Fee
Colorado	1	1	$515	$361	$68	70%	5%
Florida	1	2	685	480	404	70%	5%
Georgia	2	5	1,027	810	349	79%	5%
Louisiana	1	2	1,230	861	620	70%	5%
New Jersey	1	1	390	273	259	70%	5%
Pennsylvania	2	4	2,826	1,850	1,463	65%	5%
South Carolina	2	4	1,577	900	780	57%	5%
Total	10	19	$8,250	$5,535	$3,943	67%(3)	5%

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following:

	September 30,	December 31,
	2015	2014

Commercial loans, gross	$10,977	$8,691
Less: Deferred loan fees	(429)	(438)
Less: Deposits	$(187)	$(134)
Less: Allowance for loan losses	(27)	(22)

Commercial loans, net	$10,334	$8,097

Roll forward of commercial loans:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Beginning balance	$8,097	$4,045	$4,045
Additions	7,004	7,433	5,333
Payoffs/Sales	(4,589)	(3,394)	(1,735)
Moved to foreclosed assets	(129)	–	–
Change in builder deposit	(53)	(98)	(146)
Change in loan loss provision	(5)	(22)	(20)
New loan fees	(452)	(343)	(281)
Earned loan fees	461	476	336

Ending balance	$10,334	$8,097	$7,532

Finance Receivables – Method of impairment calculation:

	As of September 30, 2015		As of December 31, 2014
	Finance	Loan Loss	Finance	Loan Loss
	Receivable	Reserve	Receivable	Reserve

Performing loans evaluated individually	$8,617	$22	$5,571	$15
Performing loans evaluated collectively	1,094	4	2,526	7
Non performing loans without a specific reserve	623	1	–	–
Non performing loans with a specific reserve	–	–	–	–

Total evaluated for loan loss	$10,334	$27	$8,097	$22

At September 30, 2015 and December 31, 2014, there were no loans acquired with deteriorated credit quality.

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2015 and December 31, 2014.  All loans listed have a related allowance for loan losses.

	September 30,	December 31,
	2015	2014

Unpaid principal balance (contractual obligation from customer)	$685	$–
Charge-offs and payments applied	61	–
Book value	624	–
Related allowance	1	–
Value after allowance	$623	$–

Estimated collateral value	844	–
Total charge-offs, payments applied, and allowance (coverage)	63	–
Coverage % (coverage divided by unpaid principal balance)	9%	–

We have one customer with two loans currently in foreclosure.  There is no specific reserve for those two loans, as we do not anticipate incurring a loss on them.  Those loans are in the September 2015 tables below as past due.

Below is an aging schedule of loans receivable as of September 30, 2015, on a recency basis:

	No.	Unpaid
	Accts.	Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	44	$9,711	94%
60-89 days	–	–	0%
90-179 days	–	–	0%
180 or more days	2	623	6%

Subtotal	46	$10,334	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	46	$10,334	100%

Below is an aging schedule of loans receivable as of September 30, 2015, on a contractual basis:

	No.	Unpaid
	Accts.	Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	44	$9,711	94%
60-89 days	–	–	0%
90-179 days	–	–	0%
180 or more days	2	623	6%

Subtotal	46	$10,334	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	46	$10,334	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a recency basis:

	No.	Unpaid
	Accts.	Balances	%

Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a contractual basis:

	No.	Unpaid
	Accts.	Balances	%

Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account (the “Interest Escrow”) which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of September 30, 2015 and December 31, 2014 was $395 and $249, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest on the SF Loan (now extinguished) and dividends on borrower owned preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.  In 2014, we repaid a portion ($125) of an unsecured note that we owed the borrower under the Pennsylvania Loans.  That money was used to increase the Interest Escrow.  In 2015, we increased the Interest Escrow by $500 by advancing funds on one of the loans to that borrower.

Seven (7) and nine (9) other loans active as of September 30, 2015 and December 31, 2014, respectively also have interest escrows.  The cumulative balance of all interest escrows other than the Pennsylvania Loans was $73 and $69 as of September 30, 2015 and December 31, 2014, respectively.

Roll forward of interest escrow:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Beginning balance	$318	$255	$255
+ SF Loan interest and preferred equity dividends	57	75	56
+ Additions from Pennsylvania Loans	532	318	98
+ Additions from other loans	135	159	131
- Interest and fees	(537)	(489)	(323)
- Repaid to borrower or used to reduce principal	(37)	–	–

Ending balance	$468	$318	$217

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity and moved $125 of the note payable to the interest escrow. In January 2015, we repaid the remaining $375 to the borrower. In addition, we owed $7,253 and $5,427 in Notes payable under our Notes offering as of September 30, 2015 and December 31, 2014, respectively. In August 2015, we borrowed $500 through a note with Seven Kings Holdings, Inc. (“7Kings”), which is due in February of 2016. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

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

In April 2015, the Company entered into a purchase and sale agreement with 7Kings as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. 7Kings may adjust the $1,500 with notice, but such change will not cause a buyback by us. 7Kings is buying pari-passu positions in the loans they purchase, generally 50% of each loan. 7Kings generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees.  We service the loans.  There is an unlimited right for us to call any loan sold.  This transaction is accounted for as a secured line of credit.

The purchase and sale agreements are detailed below:

	September 30, 2015		December 31, 2014
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$1,590	$534	$–	$–
Seven Kings Holdings, Inc.	1,416	391	–	–

Total	$2,516	$925	$–	$–

Liquidity and Capital Resources

The Company’s anticipated primary sources of liquidity going forward are:

•	The purchase and sale agreements, which should allow for a significant increase in loan balances;
•	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 26 states as of September 30, 2015. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $7,253 and $5,427 in Notes proceeds as of September 30, 2015 and December 31, 2014, respectively (net of redemptions). We anticipate continuing our capital raising efforts in the fourth quarter and in 2016, focusing on the efforts that have proven fruitful;
•	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 54% and 60% of our total outstanding loan commitments as of September 30, 2015 and December 31, 2014, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $395 and $249 as of September 30, 2015 and December 31, 2014, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow);
•	Funds borrowed from affiliated creditors.

We generated net income of $230 and $182 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, we had cash on hand of $1,474 and $558, respectively, and our outstanding debt totaled $8,678 and $5,802, respectively, of which $925 and $0 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of September 30, 2015 and December 31, 2014, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $4,694 and $1,745, respectively. Our availability on our line of credit from our members was $1,500 at both September 30, 2015 and December 31, 2014.

Our operating cash flow was $743 and $201 for the nine months ended September 30, 2015 and 2014, respectively. This large increase is mostly due to three items. First, we had more recognition of deferred financing costs in the 2015 period as compared to the 2014 period, $164 compared to $51. Second, our interest escrow increased by $150 in the first nine months of 2015 and decreased by $38 in the first nine months of 2014. Third, our accounts payable and accrued expenses increased $224 and $85 in the first nine months of 2015 and 2014 respectively. This item is mostly interest that investors in our Notes offering are not receiving on a monthly basis (and instead receiving interest on their interest). The increase is due to a larger Notes balance.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program). We have anticipated the costs of this expansion and the continuing costs of maintaining our public company status, and we anticipate generating, through normal operations, the cash flows and liquidity necessary to meet our operating, investing, and financing requirements. As noted above, the three most significant factors driving our current plans are the purchase and sale agreements, continued payments of principal and/or interest by our largest borrower, and the public offering of Notes. If actual results differ materially from our current plan or if expected financing is not available, we believe we have the ability and intent to obtain funding and generate net worth through additional debt or equity infusions of cash, if needed. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank or other liquidity. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, and our unsecured Notes from the public offering. The loan balance from our members on both September 30, 2015 and December 31, 2014 was $0. The balance on our purchase and sale agreements (which are treated like a secured line of credit in our consolidated financial statements) was $925 and $0 as of September 30, 2015 and December 31, 2014, respectively. The loan balance on the SF Loan was $0 and $375 as of September 30, 2015 and December 31, 2014, respectively, and the balance on our note with 7Kings was $500 and $0 on those same dates. The balance of debt from the Notes offering was $7,253 and $5,427 as of September 30, 2015 and December 31, 2014, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

Third, financial institutions have the risk of swings in market rates on borrowing and lending, which can make borrowing money to fund loans to their customers or fund their operations costly. The rates at which institutions can borrow are not necessarily tied to the rates at which they can lend. In our case, we are lending to customers using a rate which varies monthly with our cost of funds in order to mitigate this risk. However, we are still open to the risk of not being able to originate new loans at a rate that would be profitable because such rate would not be competitive in the market. Lack of lending may cause us to repay Notes early and lose interest spread dollars, hurting our profitability and ability to repay.

We currently generate liquidity (or may in the future) from:

☐	proceeds from the Notes and other unsecured debt;

☐	proceeds from our purchase and sale agreements;

☐	repayments of loan receivables;

☐	interest and fee income;

☐	borrowings in the form of the demand loans from our members;

☐	borrowings from lines of credit with banks (not in place yet);

☐	sale of property obtained through foreclosure (none to date); and

☐	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

☐	pay Notes on their scheduled due date and Notes that we are required to redeem early;

☐	make interest payments on the Notes;

☐	make payments on other borrowings, including loans from affiliates; and

☐	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

☐	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

☐	to make distributions to equity owners, including the preferred equity;

☐	for working capital and other corporate purposes;

☐	to purchase defaulted secured debt from financial institutions at a discount;

☐	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

☐	to purchase real estate, in which we will operate our business; and

☐	to redeem Notes which we have decided to redeem prior to maturity.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)

We registered up to $700,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-181360, effective October 4, 2012). As of September 29, 2015, we had issued $8,248,000 in Notes pursuant to our public offering. From October 4, 2012 through September 29, 2015, we incurred expenses of $341,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 29, 2015 were $6,912,000, 83% of which was used to increase loan balances, 1% of which reduced the secured debt from affiliates, and 16% went to increase cash available for loans. On September 29, 2015 our new offering became effective (SEC File No. 333-203707). As of September 30, we had not received funds under this offering, nor incurred expenses after our effective date.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2015, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.2	Amendment No. 2 to the Loan Purchase and Sale Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 12, 2015, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 5, 2015	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager