Form 10-K
period 2015-12-31
Shepherd's Finance, LLC
filed 2016-03-03
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________

Commission File Number 333-203707

SHEPHERD’S FINANCE, LLC

(Exact name of registrant as specified on its charter)

Delaware	36-4608739
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

12627 San Jose Blvd., Suite 203, Jacksonville, FL 32223

(Address of principal executive offices)

302-752-2688

(Registrant’s telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

When considering forward-looking statements, our risk factors, as well as the other cautionary statements in this report and in our Form S-1 Registration Statement, should be kept in mind. Do not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have four paid employees, including our Vice President of Operations. We currently use our CEO to originate most of our new loans, and augment that with several people to whom we pay consulting fees. Our Board of Managers is comprised of Mr. Daniel M. Wallach and three independent Managers – Bill Myrick, Eric Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Our Chief Executive Officer, Mr. Wallach, has been in the housing industry since 1985. He was the CFO of a multi-billion dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2,000,000,000 in loans which generated interest spread of $50,000,000, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300,000,000 at its peak. He also gained experience in securing defaulted unsecured debt.

We had $14,060,000 and $8,097,000 in loan assets as of December 31, 2015 and 2014, respectively. Loan assets increased at an annualized rate of 74% and equity increased 7% during the same period. Loan assets increased 100% and equity increased 61% from December 31, 2013 to December 31, 2014. As of December 31, 2015, we have a limited number of construction loans in nine states with fourteen borrowers, and have three development loans in Pittsburgh, Pennsylvania. At the end of 2014 and again in April 2015, we entered into purchase and sale agreements for portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015 and it has allowed us to increase our loan balances and commitments significantly in 2015. As of February 28, 2016 we had $3,400,000 in equity and $17,047,000 in loan assets.

We currently have six sources of capital:

(All dollar [$] amounts shown in table in thousands).	December 31, 2015	December 31, 2014
Capital Source
Purchase and sale agreements	$3,683	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	8,496	5,427
Other unsecured debt	600	375
Preferred equity	1,010	1,000
Common equity	2,274	2,057

Total	$16,063	$8,859

Certain features of the purchase and sale agreement have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit from affiliates with a secured line of credit from a bank or through other liquidity.

Investment Objectives and Opportunity

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is not back to historical norms as of December 31, 2015), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the small number of deals actually done). We believe that these lenders will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Additionally, while we believe the current credit environment will be temporary, we believe the many participants in the finance markets will significantly alter their lending standards (including percentages loaned on collateral value, cash required up front from the builder, and the number of speculatively built homes allowed at any given time), which will also create attractive, long-term opportunities for us. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing.

We create and service construction loans differently than most lenders have done historically, in that we:

●	Focus on long-term lending relationships with customers, and only on this type of lending;

○	Are a specialist in this type of lending;

○	Have a geographically diverse lending footprint without having the overhead of a geographically diverse footprint of branches;

○	Generally use appraisers who are experts in the specific market (rather than simply using the cheapest or most readily available);

○	Will work out defaulted loans with the same person that created that loan, which will help both control the creation of bad loans, and the losses on bad loans;

○	Will pursue customers with defaulted loans faster and more aggressively than typical lenders; and

○	While pursuing those customers, will offer creative solutions to help them sell their home while in default (such as offering cash allowances for the purchase of furniture or appliances or paying extra up-front costs on behalf of the buyers in order to lower their mortgage interest rates and monthly payments).

We believe that while creating speculative construction loans is a high risk venture, the reduction in competition, the differences in our lending versus typical bank lending (listed above), and our loss mitigation techniques (covered below) will all help this to continue to be a profitable business.

Over many of the past nine years, the housing market has been plagued by declining values and a lack of housing starts. More recently, values and starts have been rising. We believe that, despite the issues in the speculative construction industry that were a result of the declining values and a lack of housing starts, it is a good time for this type of lending because:

○	Many traditional lenders to this market have exited or cut back, reducing competition and allowing large spreads (the difference between cost of funds and the rate we charge our borrowers). Better builders can be obtained as customers, with higher spreads;

○	The number of housing starts is low but improving. We believe that we were at the bottom of the housing cycle in 2008, and it is likely that housing starts and values will both continue to increase over time. Increases in both of these items should have a positive effect on our performance;

○	There are fixed costs involved in running this kind of operation, such as payroll and the costs of being subject to public company reporting requirements. These require a fixed interest rate spread in dollars to cover these costs. Interest spread in 2013 of $439,000 was enough to cover these costs, and our spreads of $999,000 and $705,000 in 2015 and 2014, respectively, generated profits; and

●	We engage in various activities to try to mitigate the risks inherent in this type of lending by:

○	Keeping the loan-to-value ratio, or LTV, between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

○	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

○	Having a higher yield than other forms of secured real estate lending;

○	Paying major subcontractors and suppliers directly, which reduces the frequency of liens on the property (liens generally hurt the net realized value of loss mitigation techniques);

○	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

○	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, the LTV, and the yield.

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

Since we are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, we feel that we have a competitive edge that allows us to make prudent, business-minded decisions. While regulators are restricting investments by regulated financial institutions in commercial construction loans, our business plan emphasizes commercial construction lending as our main line of business. We believe this to be an opportunity as the regulatory environment and resulting contraction in commercial lending has resulted in this segment of the market having fewer lenders. We also believe the real estate market is in a long slow recovery. Finally, while we have instituted many of the underwriting requirements and activities used by regulated financial institutions, we believe being unregulated provides us with more flexibility in our underwriting process and procedures.

Outside of differences in our lending policies, we believe the benefits to not being stringently regulated include:

●	our ability to better manage our outflow of funds because our Notes have a stated term. Banks must offer demand deposit accounts (checking accounts) and other accounts, which provide that funds can be withdrawn at any time;

●	avoiding FDIC insurance and other regulatory fees;

●	not being subject to the Community Reinvestment Act; and

●	having less leverage than a bank.

Conversely, our lack of stringent regulation introduces us to other risks which may harm us. For example:

●	we are not well diversified in our product risk;

●	we cannot benefit from government programs designed to protect regulated financial institutions;

●	we are not subject to periodic examinations by federal or state banking regulators; and

●	our cost of funds is higher.

In addition, our Note holders will have greater risks than depositors in a regulated financial institution, since their investments will not be insured.

To help mitigate the risks associated with not being stringently regulated, we:

●	follow many of the same underwriting principals historically used by banks, including:

○	Collateralizing loans;

○	Using LTV’s to control risk;

○	Controlling the number of loans in one subdivision;

○	Underwriting appraisals; and

○	Conducting property inspections;

●	maintain loan files which generally contain similar information as a bank loan file;

●	secure our loans with mortgages and other documents like banks do; and

●	monitor many of the same ratios bank regulators monitor.

So, while we, in our opinion, improve on some policies and procedures historically used by banks, which we would not be able to do if we were stringently regulated, we follow many of the policies and procedures set up by the various bank regulators. We believe this balanced approach helps us mitigate risk while providing us the opportunity to participate in what we believe to be an underserved market. One example of an improvement on a policy historically used by banks is appraiser selection. Many times banks use a random process to select an appraiser, or a process which uses a middle man. We generally select one of the most qualified appraisers in the specific portion of the market in which we are having the appraisal prepared. We believe this provides for a more consistent result. Another example is geographic diversity. Banks generally do not lend outside of their branch footprint. This does not give regional or local banks enough exposure to most of the United States, but gives them too much exposure in a smaller area. While we are currently concentrated in one market, we are not constrained by policies that prevent better geographic diversity. Our geographic diversity has improved during 2014 and 2015 (we are lending in nine states as of December 31, 2015).

Our future loans will likely be marketed by lending representatives (the first of whom started in December 2015) who work for us and are driven to maintain long-term customer relationships. As of January 1, 2016, we have retained four employees in addition to our Chief Executive Officer. In 2014 and 2015, we paid two loan originators as contractors and plan on continuing that policy until we hire more loan originators. Hiring and retaining high quality lending representatives should not be difficult in the short-term banking environment, where construction loan officers will have a hard time finding and keeping employment with traditional lenders. In his previous experience, our Chief Executive Officer had a nationwide staff of 20 lenders working in the field. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated.

While our business was initially focused on transactions originating in the Pittsburgh area, in 2014 we originated loans in Colorado, Florida, Georgia, Louisiana, New Jersey, Pennsylvania, and South Carolina. In 2015, we entered Delaware, Connecticut, and North Carolina as well. We anticipate expanding into other states in 2016. Our goal is to market our loans on a nationwide basis. We believe that this goal can only be achieved with sufficient funds from our Notes offering. Currently, our loan portfolio consists of loans made to fourteen customers, and, as we grow our loan assets, we intend to further diversify our customer base.

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

Commercial Construction Loans to Homebuilders

We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. Most of the loans are for “spec homes” or “spec lots,” meaning they are built or developed speculatively (with no specific end-user home owner in mind). The loans are secured, and the collateral is the land, lots, and constructed items thereon, as well as additional collateral, as we deem appropriate. Currently, all of our loans are secured by real property. Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien. The loans are demand loans, but the typical length of a home construction loan will range between six months and two years (our average duration has been six months for paid off loans, and our average outstanding loan is six months old); the typical length of a development project ranges between three and six years. Larger developments are usually developed in phases. Additionally, all of our loans are currently secured by personal guarantees by those owning 10% or more of the borrower.

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and that therefore building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales he will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, about 84% of our construction loans to date have been spec homes and 16% have been contracts.

In a typical development transaction, a homebuilder/developer purchases a specific parcel or parcels of land. Developers must secure financing in order to pay the purchase price for the land as well as to pay expenses incurred while developing the lots. This is the financing we provide. Once financing has been secured, the lot developers create individual lots. Developers secure permits allowing the property to be developed and then design and build roads and utility systems for water, sewer, gas, and electricity to service the property. The individual lots are then sold before a home is built on them; paid off, built on and then sold; or built on, then sold and paid off (in these cases, we may subordinate our loan to the home construction loan). A portion of our current loan portfolio is made up of development loans and is more fully described in “Commercial Construction and Development Loans” in this section.

We fund the loans we originate using available cash resources that are generated primarily from borrowings, our purchase and sale agreements, proceeds from the Notes, equity, and net operating cash flow. We intend to continue funding loans we originate using the same sources.

There is a seasonal aspect to home construction, and this affects monthly cash flow. In general, since the home construction loans we create will last less than a year on average, and since we are geographically diverse, the seasonality impact is somewhat mitigated.

Our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	model homes and new single-family homes;

●	a pledge of some or all of the equity interests in the borrower entity or other parent entity that owns the borrower entity;

●	additional assets of the borrower, including parcels of undeveloped and developed real property; and

●	in certain cases, personal guarantees of the principals of the borrower entity.

Our Chief Executive Officer is responsible for the oversight of all aspects of our commercial construction loan business, including:

●	closing and recording of mortgage documents;

●	collecting principal and interest payments;

●	enforcing loan terms and other borrower’s requirements;

●	periodic review of each loan file; and

●	exercising our remedies in connection with defaulted or non-performing loans.

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

Customer Type	Small-to-Medium Size Homebuilders
Loan Type	Commercial
Loan Purpose	Construction of Homes or Development of Lots
Security	Homes, Lots, and/or Land
Priority	Generally, our loans will be secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.
Loan-to-Value Averages	60-75%
Loan Amounts	Average home construction loan $300,000, development loans vary greatly
Term	Demand
Rate	Cost of Funds plus 2%, minimum rate of 7%
Origination Fee	5% for home construction loans, development loans on a case by case basis
Title Insurance	Only on high risk loans
Hazard Insurance	Always
General Liability Insurance	Always
Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We will generally not advertise to find customers, but will use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.
Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the Borrower

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our Chief Executive Officer and Board of Managers.

We are exploring the possibility of originating loans for the rehabilitation of homes. We are considering using the same parameters we currently use for new homes, but allowing for the home to be partial built at closing in our draw schedule. We anticipate originating some loans of this type in 2016, but not making this the focus of our efforts. This line of business may be useful in the future as more traditional lenders enter our market.

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

Commercial Construction and Development Loans

Pennsylvania Loans

On December 30, 2011, pursuant to a credit agreement (as amended, the “Credit Agreement”) by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”), and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA served as the lender (the “SF Loan”). Throughout this report, we refer to the BMH Loan, the New IMA Loan, and the Existing IMA Loan collectively as the “Pennsylvania Loans.” When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same independent third party. The BMH Loan, the New IMA Loan, and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently reliant on a single developer and homebuilder for a significant portion of our revenues.

In April, July, September, and December 2013, in March and December 2014, and in March, June, and December of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. As of December 31, 2015, all of the construction loans for homes extended by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we converted $1,000,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125,000 which was added to the Interest Escrow, and repaid the remaining $375,000 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. As of December 2015, the Hoskins Group agreed to invest in our preferred equity an amount equal to $10,000 per lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of these amendments to the Credit Agreement, we funded an additional $500,000 of interest escrow, we issued letters of credit to a sewer authority relating to BMH Loan which totaled $68,000 and $155,000 as of December 31, 2015 and 2014, respectively (the “Letter of Credit”), and we issued cash bonds for development with $257,000 and $0 outstanding on December 31, 2015 and 2014, respectively. We also allowed a fully funded mortgage in the amount of $1,146,000 to be placed in superior position to our mortgage, with the $1,146,000 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

BMH Loan

The BMH Loan is a revolving demand loan in the original principal amount of up to $4,164,000, of which $3,568,000 was funded at closing. We collected a fee of $750,000 upon closing of the BMH Loan, which was funded from proceeds of the loan. Additionally, $450,000 of the loan proceeds was allocated to an interest escrow account (the “Interest Escrow”). Interest on the BMH Loan accrues annually at 2% (7% starting August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees, and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”). Pursuant to the Credit Agreement, interest payments on the BMH Loan are funded from the Interest Escrow, with any shortfall funded by BMH. Payments of principal on the BMH Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates BMH to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the BMH Loan. The BMH Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve BMH of its obligation to continue to make payments on the BMH Loan as set forth in the Credit Agreement.

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400,000, with a balance of approximately $157,000 and $332,000 as of December 31, 2015 and 2014, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146,000, which is held by United Bank and guaranteed by the seller, an independent third party. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at December 31, 2015 and 2014 in the tables detailing the Pennsylvania Loans below.

New IMA Loan

The New IMA Loan is a demand loan in the original principal amount of up to $2,225,000, of which $250,000 was funded at closing. We collected a fee of $250,000 upon closing of the New IMA Loan, which was funded from proceeds of the loan. Interest on the New IMA Loan accrues annually at 2.0% (7% starting August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees, and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds). Pursuant to the Credit Agreement, interest payments on the New IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the New IMA Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the New IMA Loan. The New IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the New IMA Loan as set forth in the Credit Agreement.

The New IMA Loan is secured by a mortgage in residential property originally consisting of 18 lots (8 and 10 lots remained as of December 31, 2015 and 2014, respectively) located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $198,000 remaining to be completed as of December 31, 2015.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687,000, of which $1,687,000 was outstanding as of both December 31, 2015 and 2014. Interest on the Existing IMA Loan accrued annually at a rate of 7.0% through December 30, 2014. Beginning December 31, 2014, the interest rate was the same as the New IMA Loan (effective rate of 11.92% as of December, 31, 2015). Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan / SF Preferred Equity Investment

Concurrent with the execution of the loans above, we entered into the SF Loan, under which we were the borrower. The SF Loan was an unsecured loan in the original principal amount of $1,500,000, of which $0 and $375,000 was outstanding as of December 31, 2015 and 2014, respectively. Interest on the SF Loan accrued annually at a rate of 5.0%. Payments of interest only were due on a monthly basis, with the principal amount due on the date that the BMH Loan and the New IMA Loan are paid in full.

As a result of the aforementioned amendments to the Credit Agreement, we converted $1,000,000 of the SF Loan from debt to preferred equity (the “SF Preferred Equity Investment”) which generally pays a 10% distribution (which is deposited into the Interest Escrow). The new preferred equity serves as collateral for the Pennsylvania Loans. Please see “Risk Factors – Risks Related to Our Business – In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell in order to reduce the loan balance.” We also reduced the balance of the SF Loan by $125,000 which was added to the Interest Escrow. We eliminated the remaining $375,000 of the SF Loan through a cash payment to IMA in the first quarter of 2015. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan.

In December of 2015, the Hoskins Group agreed to purchase 0.1 units of preferred equity for $10,000 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450,000. The balance as of December 31, 2015 and 2014 was $267,000 and $249,000, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400,000 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

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

A detail of the financing receivables for the Pennsylvania loans at December 31, 2015 is as follows:

(All dollar [$] amounts shown in table in thousands).

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)			$–		$1,079
Lots			974		2,338	(4)
Interest Escrow			950		267
Cash Bond			257	(3)	257
Loan Fee			750		–

Total BMH Loan			2,931		3,941
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,251		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,951	(6)

Total IMA Loans			3,188		2,951

Unearned Loan Fee			(115)		–
SF Preferred Equity			–		1,010	(5)

Total			$6,004		$7,902

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) The cash bond is in place to guarantee to the township that work will be completed on this project. We will fund this work and expect to cancel the bond upon completion of the work.

(4) Estimated collateral value is equal to the appraised value of the remaining lots of $3,600, net of the net estimated costs to finish the development of $531 and the first mortgage amount of $731.

(5) In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance. The loans are collectively cross-collateralized and, therefore, treated as one loan for the purpose of calculating the effective interest rate and for available remedies upon an instance of default. As lots are released, a specific release price is repaid by the borrower, with 10% of that amount being used to fund the Interest Escrow (except for the construction funding for homes). The customer will make cash interest payments only when the Interest Escrow is fully depleted, except for construction funding for homes, where the customer makes interest payments monthly.

(6) Estimated collateral value is equal to the appraised value of $3,101, net of estimated costs to finish the development of $150.

The Pennsylvania Loans created in 2011 had a $1,000,000 loan fee. The expenses incurred related to issuing the loan were approximately $76,000, which were netted against the loan amount. The remaining $924,000, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2014 and 2015, eight construction loans to the same customer were executed with $162,000 in loan fees, which are being recognized over the expected life of each advance.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$ 6,456	(3)	$6,118	77%	$1,000
Total	1	3	$7,902	$6,456		$6,118	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

(All dollar [$] amounts shown in table in thousands).

	December 31, 2015	December 31, 2014

Pass	$14,060	$7,301
Special mention	–	796
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$14,060	$8,097

Finance Receivables – Method of impairment calculation:

(All dollar [$] amounts shown in table in thousands).

	December 31, 2015	December 31, 2014

Performing loans evaluated individually	$9,971	$5,571
Performing loans evaluated collectively	4,089	2,526
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$14,060	$8,097

2016 Outlook

In 2016, we anticipate using proceeds from the Notes, the purchase and sale agreements, and other sources to generate additional loans, mostly spec home construction loans, and increasing loan balances, and our customer and geographic diversity.

Competition

Historically, our industry has been highly competitive. We compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs, and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well established operating histories and may have greater access to capital, resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to modify underwriting standards and, as a result, our origination volume and profit margins could be adversely affected.

We believe that this is a good time to extend commercial loans to builders in the residential real estate market because, currently, this market appears underserved, home values are average, and many of our competitors have sustained losses due to declines in home values and, therefore, are reluctant to lend in this space at this time. We expect our loans to be different than other lenders in the markets in which we are active. Typically the differences are:

●	our loans may have a higher fee;

●	our loans may include an interest free period (whereas other lenders typically charge interest); and

●	some of our loans may have lower costs as a result of not requiring title insurance.

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

Environmental Compliance

We do not believe that compliance with federal, state, or local laws relating to the protection of the environment will have a material effect on our business in the foreseeable future. However, loans we extend or purchase are secured by real property. In the course of our business, we may own or foreclose and take title to real estate that could be subject to environmental liabilities with respect to these properties. We (or our loan customers) may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical release at a property. The costs associated with the investigation or remediation activities could be substantial. In addition, if we become the owner of or discover that we were formerly the owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. To date, we have not incurred any significant costs related to environmental compliance and we do not anticipate incurring any significant costs for environmental compliance in the future. Generally, when we are lending on property which is being developed into single family building lots, an environmental assessment is done by the builder for the various governmental agencies. When we lend for new construction on newly developed lots, the lots have generally been reviewed while they were being developed. We also perform our own physical inspection of the lot, which includes assessing potential environmental issues. Before we take possession of a property through foreclosure, we again assess the property for possible environmental concerns, which, if deemed to be a significant risk compared to the value of the property, could cause us to forego foreclosure on the property and to seek other avenues for collection.

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

As of December 31, 2015, we had $0 of senior debt outstanding on our senior debt lines of credit of $1,500,000, with availability of $1,500,000. Our purchase and sale agreements with third parties function as senior debt as well. The balance on those was $3,683,000 on December 31, 2015, and is expected to grow in the future. The Notes are subordinate and junior in priority to any and all of our senior debt and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

The indenture and terms of our Notes do not restrict our use of leverage. A relatively small loss can cause over leveraged companies a material adverse change in their financial position. If this happened to us, it may make it difficult to repay the Notes.

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. Our loan assets increased in 2015 and 2014 by 74% and 100%, respectively. Our company had 23% and 38% of our loan assets in equity as of December 31, 2015 and 2014, respectively, as we increased our equity by approximately 50% in 2014 as well. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

If we are unable to raise substantial funds, we will be limited in our ability to diversify the loans we make, and our ability to repay the Notes that have been sold will be dependent on the performance of the specific loans we make.

We are conducting this offering of Notes ourselves without any underwriter or placement agent. We have limited experience in conducting a notes offering or any other securities offering. In our initial public offering of Notes, we sold approximately $7.7 million of the maximum offering amount of $700 million. We have a limited operating history and limited experience operating as a company, so we may not be able to successfully operate our business or generate sufficient revenue. There is no minimum amount of proceeds that must be received from the sale of the Notes in order to accept proceeds from Notes actually sold. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio of loans. If we are unable to raise a substantial amount of funds, we will make fewer loans, resulting in less diversification in terms of the number of loans we make, the borrowers on such loans, and the geographic regions in which our collateral is located. In such event, the likelihood of our profitability being affected by the performance of any one of our loans will increase. Our ability to repay the Notes will be subject to greater risk to the extent that we lack a diversified portfolio of loans.

If we are unable to meet our Note maturity and redemption obligations, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the sale of the Notes. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $1,500,000 with no borrowings as of December 31, 2015, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the sale of the Notes to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

There is no “early warning” on the Notes if we perform poorly. Only interest and principal payment defaults on the Notes can trigger a default on the Notes prior to a bankruptcy.

There are a limited number of performance covenants to be maintained under the Notes and/or the indenture. Therefore, no “early warning” of a possible default by us exists. Under the indenture, only (i) the non-payment of interest and/or principal on the Notes by us when payments are due, (ii) our bankruptcy or insolvency, or (iii) a failure to comply with provisions of the Notes or the indenture (if such failure is not cured or waived within 60 days after receipt of a specific notice) could cause a default to occur.

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

The indenture does not contain the type of covenants restricting our actions, such as restrictions on creating senior debt, paying distributions to our owners, merging, recapitalizing, and/or entering into highly leveraged transactions. The indenture does not contain provisions requiring early payment of Notes in the event we suffer a material adverse change in our business or fail to meet certain financial standards. Therefore, the indenture provides very little protection of Note holders’ investments.

The Notes do not have the benefit of extensive covenants. The covenants in the indenture are not designed to protect Note holders’ investments if there is a material adverse change in our consolidated financial condition, results of operations, or cash flows. For example, the indenture does not contain any restrictions on our ability to create or incur senior debt or other debt to pay distributions to our equity holders, including our Chief Executive Officer. It also does not contain any financial covenants (such as a fixed charge coverage or a minimum amount of equity) to help ensure our ability to pay interest and principal on the Notes. The indenture does not contain provisions that permit Note holders to require that we redeem the Notes if there is a takeover, recapitalization or similar restructuring. In addition, the indenture does not contain covenants specifically designed to protect Note holders if we engage in a highly leveraged transaction. Therefore, the indenture provides very little protection of Note holders’ investments.

We are controlled by Daniel M. Wallach, as he is our Chief Executive Officer and beneficially owns 96%of our outstanding common equity membership interests.

Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), constructively or beneficially owns 96% of the common equity interests in our Company. As our Chief Executive Officer, Mr. Wallach is responsible for all aspects of our day-to-day operations. Though the approval of the independent Managers is required for all affiliate transactions, Mr. Wallach will, nonetheless, be able to exercise significant control over our affairs as the independent Managers may be removed by a vote of holders of 80% of our outstanding voting membership interests.

If we lose or are unable to hire or retain key personnel, we may be delayed or unable to implement our business plan, which would adversely affect our ability to repay the Notes.

Our success depends to a significant degree upon the contributions of Daniel M. Wallach, our Chief Executive Officer and a Manager. We do not have an employment agreement with Mr. Wallach and cannot guarantee that he will remain affiliated with us. We do not have key man insurance on Mr. Wallach. If he were to cease his affiliation with us, our operating results would suffer. We believe that our future success depends, in part, upon our ability to hire and retain additional personnel. We cannot assure Note holders that we will be successful in attracting and retaining such personnel, which could hinder our ability to implement our business plan.

Note holders do not have the opportunity to evaluate our investments before they are made.

We intend to use the net offering proceeds in accordance with the “Use of Proceeds” section of our prospectus, including investment in secured real estate loans for the acquisition and development of parcels of real property as single-family residential lots and/or the construction of single-family homes. Since we have not identified any investments that we will make with the net proceeds of this offering, we are generally unable to provide Note holders with information to evaluate the potential investments we may make with the net offering proceeds before purchasing the Notes. Note holders must rely on our management to evaluate our investment opportunities, and we are subject to the risk that our management may not be able to achieve our objectives, may make unwise decisions or may make decisions that are not in our best interest.

There is no sinking fund to ensure repayment of the Notes at maturity, so Note holders are totally reliant upon our ability to generate adequate cash flows.

We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Notes upon maturity. Because funds are not set aside periodically for the repayment of the Notes over their respective terms, Note holders must rely on our consolidated cash flows from operations, investing and financing activities and other sources of financing for repayment, such as funds from the sale of the Notes, loan repayments, and other borrowings. To the extent cash flows from operations and other sources are not sufficient to repay the Notes, Note holders may lose all or part of their investment.

If we default in our Note payment obligations, the indenture agreement provides that the trustee could accelerate all payments due under the Notes, which would further negatively affect our financial position.

Our obligations with respect to the Notes are governed by the terms of indenture agreement with U.S. Bank as trustee. Under the indenture, in addition to other possible events of default, if we fail to make a payment of principal or interest under any Note and this failure is not cured within 30 days, we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding Notes could declare all principal and accrued interest immediately due and payable. If our total assets do not cover these payment obligations, we would most likely be unable to make all payments under the Notes when due, and we might be forced to cease our operations.

The portion of our business plan utilizing a note offering for a source of funds for commercial lending purposes is relatively new to us. This may decrease the likelihood that we will be successful and able to pay principal and interest on the Notes.

Our initial offering commenced on October 4, 2012, and our experience in managing a notes offering as a source of funds for our business activities is limited to this offering and the initial offering. This decreases the likelihood that the results from our new business plan will be similar to or better than the results we obtained under our prior business plan. If we are not successful, our ability to pay principal and interest on the Notes may be adversely affected.

If a large number of our Note holders die, we may be unable to repay their investments.

Upon the death of an investor, if requested by the executor or administrator of the investor’s estate (or if the Note is held jointly, by the surviving joint investor), we are obligated to redeem his or her Notes without any interest penalty. Such redemption requests are not subject to our consent but may be subject to restrictions in the indenture. If a large number of our investors, or a single investor holding a significant portion of the Notes, die within a short period of time, we could be faced with a large number of redemption requests. If the amounts of those redemptions are too high, and we cannot offset them with loan repayments, secure new financing, or issue additional Notes, we may not have the liquidity to redeem the investments.

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

Risks Related to Our Business

We have two lines of credit from affiliates which allow us to incur a significant amount of secured debt. These lines are collateralized by a lien against all of our assets. Our purchase and sale agreements function as secured debt as well. We expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2015, we had $0 of secured debt outstanding on our senior debt lines of credit of $1,500,000, with availability of $1,500,000 and the capacity to sell portions of many loans under the terms of our purchase and sale agreements. The lines of credit are from affiliates. The affiliate loans are collateralized by a lien against all of our assets. The purchase and sale agreements are with third parties and are collateralized by the loans we sell under the agreement. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, like the purchase and sale agreements loan purchasers. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for a significant portion of our revenues and a portion of our capital.

As of December 31, 2015 and 2014, 37% and 60%, respectively, of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties referred to herein as the “Hoskins Group”). That same company has a preferred equity interest in us. Therefore, currently, we are reliant upon a single developer and homebuilder for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term.

In December 2014 and in April 2015 we agreed to purchase and sale agreements with two third parties to sell them portions of some of our loans. This is a new activity for our Company, and will increase our leverage. While the agreement is intended to increase our profitability, large loan losses and/or idle cash, could actually reduce our profitability, which could impair our ability to pay principal and/or interest on the Notes.

The purchase and sale agreements we entered into in December of 2014 and April 2015 will allow us to increase our loan assets and debt. If loans that we create have significant losses, the benefit of larger balances can be outweighed by the additional loan losses. Also, while this transaction is booked as a secured financing, it is not a line of credit. So we will be increasing our loan balances without increasing our lines of credit, which can cause liquidity problems. One solution to this problem is having idle cash for liquidity, which then can reduce our profitability. If either of these problems are persistent and significant, our ability to pay interest and principal on our Notes may be impaired.

Our operations are not subject to the stringent banking regulatory requirements designed to protect investors, so repayment of Note holders’ investments is completely dependent upon our successful operation of our business.

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks, and thrift institutions, and are not subject to periodic compliance examinations by federal or state banking regulators. For example, we will not be well diversified in our product risk, and we cannot benefit from government programs designed to protect regulated financial institutions. Therefore, an investment in our Notes does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. The return on any Notes purchased by a Note holder is completely dependent upon our successful operations of our business. To the extent that we do not successfully operate our business, our ability to pay interest and principal on the Notes will be impaired.

Most of our assets are commercial construction loans to homebuilders and/or developers which are a higher than average credit risk, and therefore could expose us to higher rates of loan defaults, which could impact our ability to repay amounts owed to Note holders.

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

We plan to maintain our purchase and sale agreements and our line of credit from affiliates, so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. Certain features of the purchase and sale agreements with third parties have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates, however we do plan to replace our line of credit from affiliates with a line of credit from a financial institution. If we fail to maintain liquidity through our purchase and sale agreements and lines of credit, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason and we fail to obtain or renew a line of credit, or we default on our line of credit, our ability to meet our obligations, including our Note obligations, could be materially adversely affected, and we may not have enough cash to pay back Note holders’ investments. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line), even though we have liquidity from the Notes, will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

If the proceeds from the issuance of the Notes exceed the cash flow needed to fund the desirable business opportunities that are identified, we may not be able to invest all of the funds in a manner that generates sufficient income to pay the interest and principal on the Notes.

Our ability to pay interest on our debt, including the Notes, pay our expenses, and cover loan losses is dependent upon interest and fee income we receive from loans extended to our customers. If we are not able to lend to a sufficient number of customers at high enough interest rates, we may not have enough interest and fee income to meet our obligations, which could impair our ability to pay interest and principal to Note holders. If money brought in from new Notes and from repayments of loans from our customers exceeds our short term obligations such as expenses, Note interest and redemptions, and line of credit principal and interest, then it is likely to be held as cash, which will have a lower return than the interest rate we are paying on the Notes. This will lower earnings and may cause losses which could impair our ability to repay the principal and interest on the Notes.

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

Currently, we are somewhat reliant on the local homebuilding industry in the Pittsburgh, Pennsylvania market.

Our loan investments are currently not well diversified geographically. As of December 31, 2015 and 2014, 37% and 60%, respectively, of our outstanding loan commitments are concentrated in the Pittsburgh, Pennsylvania market. We believe that home values are the predominant factor which impacts the amount of money we may lose on loans which default. Even during the recent recession, home prices in the Pittsburgh market have steadily risen. It is still possible that the Pittsburgh housing market could become subject to the same negative conditions that have affected home values nationally. Because of our reliance on the Pittsburgh housing market, any adverse conditions affecting the local housing market in this area will have a magnified adverse effect on our loan portfolio and adversely affect our ability to pay back Note holders’ investments in the Notes. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes.

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

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

●	employment level and job growth;

●	demographic trends, including population increases and decreases and household formation;

●	availability of financing for homebuyers;

●	interest rates;

●	affordability of homes;

●	consumer confidence;

●	levels of new and existing homes for sale, including foreclosed homes and homes held by investors and speculators; and

●	housing demand generally.

These conditions may occur on a national scale or may affect some of the regions or markets in which we operate more than others.

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest on the Notes and repay the principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, overall economy, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. The tightening credit markets have made it more difficult for potential homeowners to obtain financing to purchase homes. If housing prices continue to decline or sales in the housing market continue to decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

Additional competition may decrease our profitability, which would adversely affect our ability to repay the Notes.

We may experience increased competition for business from other companies and financial institutions that are willing to extend the same types of loans that we extend at lower interest rates and/or fees. These competitors also may have substantially greater resources, lower cost of funds, and a better established market presence. If these companies increase their marketing efforts to our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates, interest income, or fees could have an adverse impact on our profitability and our ability to repay the Notes.

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

To service our total indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors, including our successful financial and operating performance. We cannot assure Note holders that our business plans will succeed or that we will achieve our anticipated financial results, which may prevent us from being able to pay our obligations under the Notes.

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

If we, our ownership, or any of our future employees suffer from severe negative publicity, our rate of new Note issuances could be negatively impacted, which would reduce the amount of cash available to make interest and principal payments on our debt including the Notes. In such event, we could be declared in default on the Notes and other debt instruments, and Note holders could lose their entire investment.

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

Increases in interest rates, reductions in mortgage availability, or increases in other costs of home ownership could prevent potential customers from buying new homes and adversely affect our business and financial results.

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

Since 2007, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This, in turn, resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. In general, fewer loan products, tighter loan qualifications, and a reduced willingness of lenders to make loans make it more difficult for many buyers to finance the purchase of homes. These factors serve to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and move-up buyers.

Mortgage rates may rise significantly in over the next several years. The benefit of recent trends loosening credit to potential end users of homes may be outweighed by the rise of interest rates for those borrowers, which might lower demand for new homes.

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

Some of the collateral securing the IMA Existing Loan (as such term is defined under “Business — Commercial Construction and Development Loans”) is preferred equity in our Company which has a book value of $1,010,000 as of December 31, 2015. If the borrower defaults on the loan and we are forced to use collateral to repay the loan, we will need to sell this preferred interest in us to a third party. There is no liquid market for this instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

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

Construction loans that we extend are expected to be repaid in a normal average number of months, typically 10 months, depending on the size of the loan. Development loans are expected to last for many years. We have interest paid on a monthly basis, but also charge a fee which will be earned over the life of the loan. If these loans are repaid over a longer period of time, the amount of income that we receive on these loans expressed as a percentage of the outstanding loan amount will be reduced, and fewer loans with new fees will be able to be made, since the cash will not be available. This will reduce our income as a percentage of the Notes, and if this percentage is significantly reduced it could impair our ability to pay principal and interest on the Notes.

The homebuilding industry could experience adverse conditions, and the industry’s implementation of strategies in response to such conditions may not be successful.

The United States homebuilding industry experienced a significant downturn beginning in 2007. During the course of the downturn, many homebuilders focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations, as many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. Although the homebuilding industry recently experienced positive gains, there can be no assurance that these gains will continue. The homebuilding industry could suffer similar, or worse, adverse conditions in the future. Continued decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay Note holders’ principal and interest on the Notes.

Our cost of funds is substantially higher than that of banks.

Because we do not offer FDIC insurance, and because we want to grow our Note program faster than most banks want to grow their CD base, our Notes offer significantly higher rates than bank CDs. In December 2014 and January 2015, we repaid the SF Loan (as defined in the “Business” section under the “Commercial Construction and Development Loans” subheading), which had an interest rate of 5%. This repayment will increase our cost of funds for future years as compared to 2014. As a result of these factors, our cost of funds is higher than banks’ cost of funds. This may make it more difficult for us to compete against banks when they rejoin our niche lending market in large numbers. This could result in losses which could impair or eliminate our ability to pay interest and principal on our outstanding Notes.

We are exposed to risk of environmental liabilities with respect to properties which we take title. Any resulting environmental remediation expense may reduce our ability to repay the Notes.

In the course of our business, we may foreclose and take title to real estate that could be subject to environmental liabilities. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical release at any property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

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

Pursuant to Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal controls over financial reporting. We may encounter problems or delays in completing any changes necessary to our internal controls over financial reporting. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act may require significant management time and expenses and divert attention or resources away from our core business. In addition, we may encounter problems or delays in completing the implementation of any requested improvements provided by our independent registered public accounting firm.

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

There are many risks in running this business plan, including but not limited to rapid growth, liquidity and capital structure issues, and changing markets. We believe that we have effectively created a start-up financial institution. We cannot be sure that we will be successful in managing our growth. In order to successfully manage our growth, we must:

●	hire, train, manage and retain employees;

●	create loan products that are attractive to customers, protect us, and are profitable;

●	manage the duration and amounts of both our assets (loans to customers) and liabilities (our line of credit, Notes, and other debt);

●	create systems to track both our investors’ and our customers’ accounts; and

●	control our expenses.

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

As of December 31, 2015, we had borrowed $0 from The 2007 Daniel M. Wallach Legacy Trust, with availability on that line of credit of $250,000, and $0 from Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), and his wife, Joyce Wallach, with availability on that line of credit of $1,250,000. These affiliate loans are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these affiliate loans. Pursuant to each promissory note, the affiliates have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the promissory notes and pledge agreement. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

Our Chief Executive Officer will face conflicts of interest as a result of his equity ownership in the Company, which could result in actions that are not in Note holders’ best interests.

Our Chief Executive Officer beneficially owns 96% of the common equity of the Company. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2015, we operate an office in Jacksonville, Florida pursuant to a lease, which has been prepaid through its expiration date of June 2016.

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

As of December 31, 2015, we had 2,629 Class A Common Units outstanding, held by our three members. There is no established trading market for our membership Units. As of December 31, 2015, 96% of our outstanding membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach. For the fiscal years ended December 31, 2015 and 2014, we declared and paid distributions to our owners of $181 and $140, respectively. Effective December 31, 2015, . S.K. Funding, LLC owns 4% the Class A Common Units outstanding, which S.K. Funding, LLC purchased from the Wallachs. S.K. Funding, LLC purchased the Class A Common Units from the Wallachs in reliance on an exemption under the Securities Act.

Additionally, ten Series B Cumulative Preferred Units were issued to the Hoskins Group for a total of $1,000, through a reduction in the SF Loan. In December of 2015, the Hoskins Group agreed to purchase 0.1 Series B Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. They purchased 0.1 units in December of 2015. The Series B Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of theSeries B Units’ value (providing profits are available) will be made quarterly. The Hoskins Group Series B Cumulative Preferred Units are also used as collateral for that group’s loans to the Company.

We registered up to $70,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of December 31, 2015, we had issued a gross amount of $1,267 in Notes pursuant to our public offering. From September 29, 2015 through December 31, 2015, we incurred expenses of $35 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2015 were $1,232, 100% of which was used to increase loan balances.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2015, and 2014 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2013, 2012 and 2011 is derived from our audited consolidated financial statements not included in this document.

As of, and for, the years ended December 31,

	2015	2014	2013	2012	2011
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Net interest income
Interest income	$1,863	$1,138	$596	$581	$5
Interest expense	864	433	157	115	–
Provision for Loan losses	59	22	–	–	–
Net interest income after Loan loss provision	940	683	439	466	5
Non-Interest Income
Gain from foreclosure of assets	105	–	–	–	–
Non-Interest Expense
Selling, general and administrative expenses	547	390	415	344	5
Income from continuing operations	498	293	24	122	–
Income from discontinued operations	–	–	–	–	309
Net income	$498	$293	$24	$122	$309

Balance Sheet Data
Cash and cash equivalents	$1,341	$558	$722	$646	$50
Accrued interest on loans	146	78	27	26	2
Deferred financing costs, net	599	630	649	596	–
Other assets	14	13	14	10	26
Loans receivable, net	14,060	8,097	4,045	3,604	4,580
Foreclosed assets	965	–	–	–	–
Total assets	17,125	9,376	5,457	4,882	4,658
Customer interest escrow	498	318	255	329	450
Accounts payable and accrued expenses	539	199	59	41	–
Notes payable unsecured	9,096	5,802	3,239	1,502	1,500
Notes payable secured	3,683	–	–	–	–
Notes payable related parties	–	–	–	1,108	878
Due to preferred equity member	25	–	–	–	–
Total liabilities	13,841	6,319	3,553	2,980	2,828
Members’ capital	3,284	3,057	1,904	1,902	1,830
Members’ contributions	10	1,000	–	–	–
Members’ distributions (1)	$(281)	$(140)	$(22)	$(50)	$(955)

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have four paid employees, including our Executive Vice President of Operations. We currently use our CEO to originate most of our new loans, and augment that with several people to whom we pay consulting fees. Our Board of Managers is comprised of Mr. Wallach and three independent Managers – Bill Myrick, Eric Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Our Chief Executive Officer, Daniel M. Wallach, has been in the housing industry since 1985. He was the CFO of a multi-billion dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2,000,000 in loans which generated interest spread of $50,000, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300,000 at its peak. He also gained experience in securing defaulted unsecured debt.

We had $14,060 and $8,097 in loan assets as of December 31, 2015 and 2014, respectively. Loan assets increased at an annualized rate of 74% and equity increased 7% during the same period. Loan assets increased 100% and equity increased 61% from December 31, 2013 to December 31, 2014. As of December 31, 2015, we have a limited number of construction loans in nine states with fourteen borrowers, and have three development loans in Pittsburgh, Pennsylvania. At the end of 2014 and again in April 2015, we entered into purchase and sale agreements for portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015 and it has allowed us to increase our loan balances and commitments significantly in 2015.

We currently have six sources of capital:

	December 31, 2015	December 31, 2014
Capital Source
Purchase and sale agreements	$3,683	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	8,496	5,427
Other unsecured debt	600	375
Preferred equity	1,010	1,000
Common equity	2,274	2,057

Total	$16,063	$8,859

Certain features of the purchase and sale agreement have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

Economic and Industry Dynamics

Demand for residential construction loans was negatively impacted by the net decrease in housing starts (a key driver relative to commercial lending to residential homebuilders) in the past nine years. The housing market started to decline in 2006, reached its bottom in 2008, and is not back to historical norms as of December 31, 2015. See “Inflation, Interest Rates, and Housing Starts” later in this section. This decrease followed 15 years of increases in housing starts. Home values also decreased during the housing start decline, but have returned to average numbers. The combination of these events, along with others, presented significant hurdles to residential homebuilders.

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

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Concentration of loan portfolio (i.e., how many of the loans are of one type, with any particular customer, or within any particular geography)	37% and 60% of our loan commitments as of December 31, 2015 and 2014, respectively, were to one builder in one market (Pittsburgh, Pennsylvania). As of December 31, 2015 and 2014, we have loans in 9 and 7 states to 14 and 10 builders, respectively. As of December 31, 2015, our next two largest customers make up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively. As of December 31, 2014, our next two largest customers made up 9% and 8% respectively of our loan commitments, with loans in New Orleans, Louisiana and Charleston, South Carolina. In the upcoming years, we plan on increasing our geographic and builder diversity while continuing to focus on residential homebuilder customers.
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, for construction loans, we collect a deposit up-front.
Potential increases in interest rates, which would reduce operating income	We offer variable rate loans that incorporate a spread (i.e., profit) above the Company’s costs of funds to insulate it against this risk. A more detailed description is included in Interest Spread below.
Liquidity

As in every financial institution, we manage our loan balances to builders with our capital structure in mind. We have six sources of capital:

● Secured lines of credit from our members;

● Purchase and sale agreements which are treated like a secured borrowing;

● Our Notes offering;

● Other unsecured debt;

● Preferred equity; and

● Common equity.

We make decisions as to:

● What loans and to what customer(s) to make loan(s);

● What portions of loans to sell (under our purchase and sale agreements); and

● What interest rates and terms to offer to prospective Note holders.

These decisions are based on:

● Expected customer payoffs and borrowings;

● Expected Note redemptions;

● Expected new Note proceeds;

● Availability on our lines of credit;

● Unfunded commitments; and

● Loans we have agreed to make which have not closed yet.

Opportunities

Although we can give no assurance as to our success in our efforts, in the future, our management will focus its efforts on the following opportunities:

●	receiving money from the Notes and other sources of capital, sufficient to operate our business and allow for growth and diversification in our loan portfolio;

●	growing loan assets and the staffing and operations to handle it. We hire office staff as loan volume grows, and hire the origination staff, which is field based, as our liquidity allows for new loan originations. The goal for the field staff is to have a geographic coverage that eventually covers most of the continental U.S.;

●	replacing our existing lines of credit from our affiliates with lines of credit from financial institutions. We would like the maximum amount (the credit limit) to be 20% of our asset size, and our outstanding amounts to average 10% of our asset size. Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit;

●	producing a profit, and making distributions to our members to cover their tax burden from our operations, and, if possible, to give them a return on their investment; and

●	retaining earnings to grow the equity of the Company.

Understanding and Evaluating Our Operating Results

Our results of operations are driven by three major factors - interest spread, loan losses, and selling, general and administrative (SG&A) expenses.

Interest Spread

Interest spread is generally made up of the following three components:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings).

● Fee income. This fee is generally recognized over the life of the loan, based on the maximum allowed loan balance over the expected life of the loan. The amount of interest spread on these loans will depend on the life of the loans, as well as the fee percentage. As more competition comes into the residential construction lending market, we expect this portion of spread income to decrease as a percentage of assets.

● Amount of nonperforming assets. Since we are paying interest on all money we borrow, any asset created or funded with borrowed funds that does not have an interest return costs us money. There is an interest expense for us, with no interest income to offset it. Generally there are two types of nonperforming assets. The first is nonperforming loans and related foreclosed assets held, which do not generate interest income unless actually received in cash. The second nonperforming asset type is money borrowed which is not invested in loans. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to maintain a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This will help reduce any negative spread on idle cash.

We calculate interest spread by taking the difference between interest income and expense, and, when we express it as a percentage, by dividing it by our weighted average outstanding loan balance.

Loan Losses

The second major factor in determining our profitability is loan losses. Losses on loans occur with nonperforming loans (i.e., when customers are unable to repay their interest and/or principal). Normally, the loss in this situation is the difference between the collateral value and the loan value, less any costs of disposal. Homes which were constructed in the mid 2000’s created significant losses because many homes were worth less when completed than the appraised value at the time the loan was created. Losses also occur in loans when homes are partly built at the point of default, or never built. Generally, a declining real estate market will be the primary driver for loan losses. We believe that while current values may fall in some real estate markets, in general, values are low and represent a lower risk than at many other times over the last eight years, and that over the last several years in general, values have been rising.

SG&A Expenses

SG&A expenses for us are almost all of the expenses that are not interest and loan losses. In 2015 we increased SG&A as compared to 2014 due to increases in the number of employees and board members, loan and foreclosed asset expenses, and advertising. Foreclosed asset expeneses generally include subdivsision HOA expenses, taxes, and legal expenses. We anticipate SG&A expenses increasing as our loan balance increases, and because we are paying our CEO effective January 1, 2016.

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

For loans greater than 12 months in age that are individually evaluated for impairment, appraisals have been prepared within the last 13 months. For all loans individually evaluated for impairment, there is also a broker’s opinions of value (“BOV”) prepared, if the appraisal is more than six months old. The lower of any BOV prepared in the last six months, or the most recent appraisal, is used, unless we determine a BOV to be invalid based on the comparable sales used. If we determine a BOV to be invalid, we will use the appraised value. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a broker’s opinion of value.

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

Loan losses are also impacted when a loan asset is taken through foreclosure or similar means and changed from a loan to a foreclosed asset. The valuation for foreclosed assets does not include future value, as it does while the asset is a loan, and therefore the calculation can have a different result. Also as market values of foreclosed assets reduce, losses are added to loan loss. Gains on loan assets as they become foreclosed assets, and as foreclosed assets are liquidiated, are reflected in non-interest income, gain on foreclosed assets.

Fair Value

Nature of estimates required

Currently, fair value of collateral has the potential to impact the calculation of the loan loss provision most heavily. Specifically relevant to the allowance for loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. Also the fair value of real estate will effect our foreclosed asset value (which is booked at 100% of fair value (after selling cost are deducted). Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various assumptions that could be used, determining the collateral’s fair value requires significant judgment.

Sensitivity analysis

December 31, 2015
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$33

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $14,060 and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, an addition to the loan loss provision of $33 would be required.

December 31, 2015
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 30%*	$–
Decreasing fair value of the foreclosed asset by 30%	$(290)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

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

Currently we anticipate a consistent average duration of 21 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest expense for 2015, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in interest expense for 2015.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration to 2 months for all remaining months of origination	$6
Increasing the average duration to 2 months for all remaining months of origination	$(6)

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2015 and 2014 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our income statement for the following periods for the years ended December 31, 2015 and 2014:

	2015	2014

Interest Income
Interest and fee income on loans	$1,863	$1,138
Interest expense	864	433

Net interest income	999	705
Less: Loan loss provision	59	22

Net interest income after Loan loss provision	940	683

Non-Interest Income
Gain from foreclosure of assets	105	–

Income	1,045	683

Non-Interest Expense
Selling, general and administrative	547	390

Total non-interest expense	547	390

Net income	$498	$293

Earned distribution to preferred equity holder	100	–

Net income attributable to common equity holders	$398	$293

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Years Ended December 31,
(in thousands of dollars)	2015		2014
Interest Income		*		*
Interest income on loans	$1,156	12%	$662	9%
Fee income on loans	707	7%	476	7%
Interest and fee income on loans	1,863	19%	1,138	16%
Interest expense – related parties	–	–	1	–
Interest expense – secured	125	1%	–	–
Interest expense – unsecured	510	6%	345	5%
Amortization of offering costs	229	2%	87	1%
Interest expense	864	9%	433	6%
Net interest income (spread)	999	10%	705	10%

Weighted average outstanding loan asset balance	$9,848		$6,953

____________

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 12% and 9% for the years ended December 31, 2015 and 2014, respectively. Our interest cost (expressed as a percentage of our loan assets) was 9% and 6% for the years ended December 31, 2015 and 2014, respectively. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference was 3% for both of those periods. Our interest expense increased in 2015 as we sought to increase our loan balances and found that we were able to so by raising the interest rates we paid to our lenders, including the Notes program. It also increased due to the extinguishment of the SF Loan which had a 5% interest rate. We expect the relationship between interest income and expense for the first half of 2016 to be generally consistent with 2015. We expect an increase in the spread for the second half of 2016, as discussed in the next paragraph.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. In both 2015 and 2014, this fee was 4% of the average outstanding balance on those loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. In both 2015 and 2014, this fee was 12% of the average outstanding balance on those loans. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in 2016 vs. 2015 will be slightly higher due to construction loans being a higher portion of our balances in 2015, and slightly lower due to the 2011 loans only having fee income through July 2016. After July 2016, the interest rate on those loans increases to offset the decrease in fee income, but that amount will be reflected in the difference between the interest rate received and the interest rate paid amounts described in the previous paragraph.

● Amount of nonperforming assets. We had no nonperforming loan assets at December 31, 2015 and 2014, however during 2015 we had loans which did not perform (pay interest). Those loans were foreclosed or acquired in lieu of foreclosure and taken into foreclosed assets during 2015. On December 31, 2015 and 2014, we carried cash balances of $1,341 and $558, respectively. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. We have unfunded loan commitments outstanding as of December 31, 2015 and 2014 of $7,332 and $1,745, respectively. We do not anticipate having the secured line of credit mentioned above during 2016, and we expect to continue to carry cash balances as a result.

Loan Loss Provision

Prior to a foreclosure sale in July 2015, at which we took the properties into foreclosed assets, we had three nonperforming loans to one borrower. (Foreclosure started in February 2015). The loans were collateralized by lots that were intended for construction, but construction did not commence. We recorded no income from these loans in 2015 and reserved $42 in our loan loss provision for these loans in 2015. We recorded $17 and $22 in the years 2015 and 2014, respectively, in loss reserve related to our collective reserve (loans not individually impaired). We anticipate that the collective reserve will increase as our balances rise throughout 2016.

SG&A Expenses

The following table displays our SG&A expenses for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
Selling, general and administrative expenses
Legal and Accounting	$144	$153
Salaries and related expenses	187	91
Board related expenses	105	74
Advertising	22	10
Rent and Utilities	20	17
Printing	12	12
Loan and foreclosed asset expenses	16	5
Travel	15	8
Other	26	20
Total SG&A	$547	$390

Salaries and related expenses increased in 2015 due to increasing our staff size. We anticipate adding more staff in 2016, and we will begin paying a salary to our CEO effective January 1, 2016. Board related expenses increased due to the addition of a board member. Advertising increased due to expenses related to both investor retention and new builder efforts. Loan and foreclosed asset expenses increased due to expenses related to having real estate which we foreclosed on. We anticipate additional travel and advertising expenses in 2016 due to having a field staff, the first of which was hired in December of 2015.

Consolidated Financial Position

Cash and Cash Equivalents

We try to not borrow on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our company grows. At December 31, 2015 and 2014, we had $1,341 and $558, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. We anticipate loan production to increase in 2016, therefore increasing the average amount of cash we may hold, unless we obtain a line of credit from a financial institution.

Deferred Financing Costs, Net

Gross deferred financing costs were $935 and $737 as of December 31, 2015 and 2014, respectively. The accumulated amortization of those costs was $336 and $107 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2016.

The following is a roll forward of deferred financing costs for the years ended December 31, 2015 and 2014:

	2015	2014
Deferred financing costs, beginning balance	$737	$669
Additions	198	68
Deferred financing costs, ending balance	$935	$737
Less accumulated amortization	(336)	(107)
Deferred financing costs, net	$599	$630

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2015 and 2014:

	2015	2014
Accumulated amortization, beginning balance	$107	$20
Additions	229	87
Accumulated amortization, ending balance	$336	$107

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $6,004 and $4,435 as of December 31, 2015 and 2014, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 48 have been developed and sold, 11 are developed and not sold, 7 are under development, and 15 are undeveloped as of December 31, 2015. The Tuscany subdivision is a single phase 18 lot subdivision, with 8 lots remaining as of December 31, 2015. A portion of the collateral of the Pennsylvania Loans is preferred equity interests in us (see Risk Factor “Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for a significant portion of our revenues and a portion of our capital.”).

In April, July, September and December 2013, in March and December 2014, and in March, June and December of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. As of December 31, 2015, all of the construction loans for homes extended by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. As of December 2015, the Hoskins Group invests in our preferred equity an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of these amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued a letters of credit to a sewer authority relating to BMH Loan which totaled $68 and $155 as of December 31, 2015 and 2014, respectively (the “Letter of Credit”), and we issued cash bonds for development with $257 and $0 outstanding on December 31, 2015 and 2014, respectively. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	6,456	(3)	$6,118	77%	$1,000
Total	1	3	$7,902	$6,456		$6,118	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,997	$4,903	(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903		$4,748	79%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,000 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.
(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.
(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	1	$515	$361	$68	70%		5%
Florida	1	2	685	480	404	70%		5%
Georgia	2	5	1,027	810	349	79%		5%
Louisiana	1	2	1,230	861	620	70%		5%
New Jersey	1	1	390	273	259	70%		5%
Pennsylvania	2	4	2,826	1,850	1,463	65%		5%
South Carolina	2	4	1,577	900	780	57%		5%
Total	10	19	$8,250	$5,535	$3,943	67	%(3)	5%

(1)	The value is determined by the appraised value.
(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.
(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following as of December 31, 2015 and 2014:

	2015	2014

Commercial loans, gross	$15,247	$8,691
Less: Deferred loan fees	(628)	(438)
Less: Deposits	(521)	(134)
Less: Allowance for loan losses	(38)	(22)

Commercial loans, net	$14,060	$8,097

Roll forward of commercial loans for the years ended December 31, 2015 and 2014:

	2015	2014

Beginning balance	$8,097	$4,045
Additions	13,760	7,433
Payoffs/Sales	(6,436)	(3,394)
Moved to foreclosed assets	(767)	–
Change in builder deposit	(387)	(98)
Change in loan loss provision	(17)	(22)
New loan fees	(897)	(343)
Earned loan fees	707	476

Ending balance	$14,060	$8,097

Finance Receivables – Method of impairment calculation:

	December 31, 2015	December 31, 2014

Performing loans evaluated individually	$9,971	$5,571
Performing loans evaluated collectively	4,089	2,526
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$14,060	$8,097

Below is an aging schedule of loans receivable as of December 31, 2015, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Below is an aging schedule of loans receivable as of December 31, 2014, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	22	$8,097	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	22	$8,097	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	22	$8,097	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of December 31, 2015 and 2014 was $267 and $249, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Ten and nine other loans active as of December 31, 2015 and 2014 also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $231 and $69 as of December 31, 2015 and 2014, respectively.

Roll forward of interest escrow for the years ended December 31, 2015 and 2014:

	2015	2014

Beginning balance	$318	$255
+ SF Loan interest and preferred equity dividends	82	75
+ Additions from Pennsylvania Loans	562	318
+ Additions from other loans	328	159
- Interest and fees	(755)	(489)
- Repaid to borrower or used to reduce principal	(37)	–

Ending balance	$498	$318

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity and moved $125 of the note payable to the interest escrow. In January 2015, we repaid the remaining $375 to the borrower. In addition, we owed $8,496 and $5,427 in Notes payable under our Notes offering December 31, 2015 and 2014, respectively. In August 2015, we borrowed $500 through a note with Seven Kings Holdings, Inc. (“7Kings”), which is due in February of 2016. We also have a note to a third party for $100 which is due in June 2017. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

We have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both December 31, 2015 and 2014. We had $1,500 available to us on the affiliate lines as of both December 31, 2015 and 2014, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.

7Kings owns 4% of our common equity. 7Kings also:

●	Is an investor in our notes program for $500

●	Is a buyer in a purchase and sale agreement where we are the seller

●	Has a $500 unsecured note due from us

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

In April 2015, the Company entered into a purchase and sale agreement with Seven Kings Holdings, Inc. (“7Kings”) as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. 7Kings may adjust the $1,500 with notice, but such change will not cause a buyback by us. 7Kings is buying pari-passu positions in the loans they purchase, generally 50% of each loan. 7Kings generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with 7Kings whereby purchaser agreed to buy priority interests of $1,000 each in two large loans we originated. The interest rate for those two loans is 9.5% to 7Kings. On December 31, 2015, 7Kings and its affiliates purchased 4% of our common equity from the Wallach family.

The purchase and sale agreements are recorded as secured borrowings in our financial statements.

The purchase and sale agreements are detailed below:

	December 31, 2015		December 31, 2014
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$2,723	$1,061	$–	$–
Seven Kings Holdings, Inc.	4,522	2,622	–	–

Total	$7,245	$3,683	$–	$–

Contractual Obligations

We currently have four notes outstanding outside of the public offering. Two notes to affiliates are demand notes established on December 30, 2011, with balances of $0 as of both December 31, 2015 and 2014. We also have an unsecured note from 7Kings for $500 due in 2016 and one from an unrelated third party for $100 due in 2017. We have secured debt as well, which is due when the loan collateral is repaid by the borrower. Their maturities are estimated in the table below. As of December 31, 2015, we have contractual obligations with maturity dates of:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2016	$6,428	$2,246	$500	$3,683
2017	2,635	2,535	100	–
2018	2,141	2,141	–	–
2019	1,574	1,574	–	–

Total	$12,779	$8,496	$600	$3,683

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $7,332 as of December 31, 2015 and $1,745 as of December 31, 2014. See Note 9 of our consolidated 2015 financial statements for more information regarding contractual obligations.

Liquidity and Capital Resources

Our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations, a significant portion of which are to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly cause or magnify losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary sources of liquidity going forward are:

●	The purchase and sale agreements, which are allowing for a significant increase in loan balances;

●	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 37 states as of December 31, 2015. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $8,496 and $5,427 in Notes proceeds as December 31, 2015 and 2014, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2016, focusing on the efforts that have proven fruitful;

●	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 37% and 60% of our total outstanding loan commitments as of December 31, 2015 and 2014, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $267 and $249 as of December 31, 2015 and 2014, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow); As of December 31, 2015, our next two largest customers make up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively. As of December 31, 2014, our next two largest customers made up 9% and 8% respectively of our loan commitments, with loans in New Orleans, Louisiana and Charleston, South Carolina.

●	Funds borrowed from affiliated creditors.

We generated net income of $498 and $293 for the years ended December 31, 2015 and 2014, respectively and cash flow from operations of $1,322 and $297 for the same periods. At December 31, 2015 and 2014, we had cash on hand of $1,341 and $558, respectively, and our outstanding debt totaled $12,779 and $5,802, respectively, of which $3,683 and $0 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of December 31, 2015 and 2014, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $7,332 and $1,745, respectively. Our availability on our line of credit from our members was $1,500 at both December 31, 2015 and 2014. Our members are not obligated to fund requests under our line of credit.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, two unsecured notes, and our unsecured Notes from the public offering. The loan balance from our members on both December 31, 2015 and 2014 was $0. We had balances on our purchase and sale agreements (which are treated like secured lines of credit in our consolidated financial statements) of $3,683 and $0 on December 31, 2015 and 2014, respectively. The loan balance on all unsecured notes not part of the Notes program was $600 and $375 on December 31, 2015 and 2014, respectively. The balance of debt from the Notes offering was $8,496 and $5,427 as of December 31, 2015 and 2014, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We currently generate liquidity (or may in the future) from:

●	borrowings in the form of the demand loans from our members;

●	proceeds from our purchase and sales agreement;

●	proceeds from the Notes;

●	repayments of loan receivables;

●	interest and fee income;

●	borrowings from lines of credit with banks (not in place yet);

●	sale of property obtained through foreclosure (none to date); and

●	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

●	make payments on other borrowings, including loans from affiliates;

●	pay Notes on their scheduled due date and Notes that we are required to redeem early;

●	make interest payments on the Notes; and

●	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

○	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

○	to make distributions to equity owners, including the preferred equity;

○	for working capital and other corporate purposes;

○	to purchase defaulted secured debt from financial institutions at a discount;

○	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

○	to purchase real estate, in which we will operate our business; and

○	to redeem Notes which we have decided to redeem prior to maturity.

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are average in many of the housing markets in the U.S. today, and our lending against these values is safer than loans made by financial institutions in 2006 to 2008.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing average CD rates as reported by the Federal Reserve Board. The Board stopped issuing this information in 2014, as rates are so low. We will monitor and update once the Federal Reserve Board begins to update again. Short term interest rates were raised slightly at the end of 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a description of new or recent accounting pronouncements.

Subsequent Events

See Note 12 to our consolidated financial statements for subsequent events.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our Chief Executive Officer, who is our sole executive officer and sole member of management, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer concluded that our internal control over financial reporting was effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Pursuant to our operating agreement, which was adopted on March 29, 2012, Messrs. Wallach, Myrick, and Summers were appointed to initial terms of one year, two years and three years, respectively. Following the expiration of these initial terms, our Managers are elected to three-year staggered terms. In March 2013, Mr. Wallach’s initial one-year term expired and he was elected to a three-year term expiring in March 2016. In March 2014, Mr. Summer’s initial one-year term expired and he was elected to a three-year term expiring in March 2017. In March 2015, Mr. Myrick’s initial three-year term expired and he was elected to a three-year term expiring in March, 2018. Also in March 2015, the Members amended the operating agreement of the company to add a third independent Manager, Eric Rauscher. Mr. Rauscher was suggested by the Members, recommended by the nominating and corporate governance committee of the Board of Managers, and was appointed to an initial three year term.

Daniel M. Wallach, age 48, is our Chief Executive Officer and a Manager. He has been our Chief Executive Officer since our Company was founded and, prior to the addition of the two independent Managers in March 2012, he was our sole Manager. Mr. Wallach has over 20 years of experience in finance and real estate. Most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 40, is our Executive Vice President of Operations, a position to which she was appointed in July, 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. Anthropology.

Bill Myrick, age 54, is one of the independent Managers, to which he was elected in March 2012. He has been involved in lumber and building materials for over 30 years. In July 2012, Mr. Myrick became the Chief Executive Officer of American Builders Supply, a building material supplier to homebuilders, where he is responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, Chief Executive Officer, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 70, is one of the independent Managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in July 2011, but continues to be associated with United Bank, a regional bank. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 50, is one of the independent Managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

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

Audit Committee

Our Board of Managers has established a separately-designated Audit Committee, whose charter was adopted on August 9, 2012 and amended on October 30, 2013. The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our Audit Committee consists of Messrs. Myrick and Summers, two of the independent Managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our Board of Managers believes that each member of the Audit Committee has sufficient knowledge and relevant background experience to serve on the Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Historically we have not compensated our Chief Executive Officer for services rendered to us. Starting in 2016, we will be compensating him. We also compensate our Executive Vice President of Operations. This discussion describes our compensation philosophy and policies.

Objectives of Executive Officer Compensation Program

The objectives of our executive compensation program are to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position. Specifically, our executive compensation program will be designed to accomplish the following goals and objectives:

●	maintain a compensation program that is equitable in our marketplace;

●	provide opportunities that integrate pay with the short-term and long-term performance goals;

●	encourage and reward achievement of strategic objectives, while properly balancing a controlled risk-taking behavior; and

●	maintain an appropriate balance between base salary and short-term and long-term incentive opportunity.

Determining Executive Officer Compensation

The compensation committee of our Board of Managers is responsible for determining all aspects of our executive compensation program. The determination and assessment of executive compensation are primarily driven by the following three factors: (1) market data based on the compensation levels, programs and practices of other comparable companies for comparable positions, (2) our financial performance, and (3) executive officer performance. We believe these three factors provide a reasonably measurable assessment of executive performance in light of building value and creating a healthy financial position for us. We rely upon the judgment of the members of the compensation committee and not on rigid formulas or short-term changes in business performance in determining the amount and mix of compensation elements and whether each element provides the appropriate incentive and reward for performance that sustains and enhances our long-term growth.

Executive Officer Compensation Components

Base Salary

We provide each of our executive officers with a base salary to compensate such officer for services rendered throughout the year. Salaries are established annually based on the individual’s position, experience, performance, past and potential contribution to us, and level of responsibility, as well as our overall financial performance. No specific weighting is applied to any one factor considered, and the independent Managers will use their judgment and expertise in determining appropriate salaries within the parameters of the compensation philosophy.

Membership Interests

As the beneficial owner of 96% of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

The following table provides a summary of the compensation received by our current executives for last two completed fiscal years (Barbara L. Harshman became an executive officer in July 2015):

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Daniel M. Wallach, Chief Executive Officer	2015	$–	$–	$–	$–	$–	$–	$–	$–
	2014	–	–	–	–	–	–	–	–
Barbara L. Harshman, Executive Vice President of Operations	2015	50,000	18,261	–	–	–	–	14,316	82,577
	2014	50,000	13,889	–	–	–	–	12,875	76,764

(1) Amounts in the Bonus column represent amounts paid in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are contributed to the plan.

Changes for 2016

Mr. Wallach will receive a base pay of $158,000 for 2016 and an incentive of 13.67% of Net Profit attributable to common equity before this incentive and related profit sharing cost is deducted, providing net profit before incentive and profit sharing is deducted is at least a 25% return on common equity. This incentive will be paid in the first quarter of 2017. Ms. Harshman will receive a base of $56,800 for 2016, and an incentive plan similar to the one she had in 2015.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–
Kenneth R. Summers	38,000	–	–	–	–	–	38,000
Eric A. Rauscher(1)	28,500	–	–	–	–	–	28,500
William Myrick	38,000	–	–	–	–	–	38,000
Total	$104,500						$104,500

(1) Eric A. Rauscher was appointed as a manager effective as of March 30, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our outstanding membership interests as of December 31, 2015.

Title of Class	Name and Address (1) of Owner	Number of Units (2)	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	542.84	20.6%	476,200	14%
Class A Common Units	S.K. Funding, LLC	105.16	4.0%	84,352	3%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	1,981.00	75.4%	1,713,120	52%
Subtotal of common voting equity		2,629.00	100%	2,273,672	69%

Series B Preferred Units	Hoskins Group	10.10	100%	1,010,000	31%
Total Members’ Capital				3,283,672	100%

(1) The address of Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 450-106 State Rd. 13 N, Box 243, Saint Johns, FL, 32259. The address of S.K. Funding, LLC is 630 Maplewood Dr., Suite 100, Jupiter FL, 33458. The address of each Series B Preferred Units owner is PO Box 1287, McMurray, PA 15317.

(2) The units listed above are owned directly by the owners listed above. 96% of our outstanding common membership interests are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliates

As previously described, on December 30, 2011, we obtained two demand loans from our members to finance our operations. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to the Notes. Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), is the beneficial owner of 96% of our outstanding common membership interests.

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach Loan”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Trust Loan”). The total outstanding balance on these loans as of both December 31, 2015 and 2014 was $0. We have had no borrowings on the lines in 2015, and minor borrowings on the lines in 2014, and incurred $1,252 in interest during 2014. Each of the demand loans is evidenced by a promissory note, is payable upon demand of the lender and bears an interest rate equal to the lender’s cost of funds (defined in the promissory note as the weighted average price paid by the lender on or in connection with all of its borrowed funds). Pursuant to each promissory note, the affiliate has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2015 and December 31, 2014, the interest rate was 4.20% and 3.93%, respectively, for both the Wallach Loan and the Trust Loan.

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

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $2,600,000 outstanding at December 31, 2015. The larger of these investments are detailed below:

(All dollar [$] amounts shown in table in thousands).

	Relationship to Shepherd’s	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended December 31,
Investor	Finance	December 31, 2015	December 31, 2014	December 31, 2015	2015	2014
Bill Myrick	Independent Manager	$268	$141	7.74%	$14	$9

R. Scott Summers	Son of Independent Manager	475	100	7.26%	15	6

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	15	7

David and Carole Wallach	Parents of Member	111	111	8.00%	9	8

Eric Rauscher	Independent Manager	600	500	7.13%	37	35

Joseph Rauscher	Parents of Independent Manager	186	186	8.00%	16	10

Seven Kings Holdings, Inc.	Affiliate of Member	500	500	7.00%	35	24

Seven Kings Holdings, Inc. (“7Kings”) and affiliates

S. K. Funding, LLC, an affiliate of 7Kings, owns 4% of our common equity units. 7Kings also:

●	Is the lender to us on a $500,000 unsecured note. The note is a six month note due in February of 2016.

●	Is an investor in our unsecured Notes for $500,000. Those notes mature in September of 2016.

●	Is the purchaser in a purchase and sale agreement. As of December 31, 2015, the principal balance due under this agreement is $2,622,000

All three of the above relationships were entered into as an unrelated third party. The equity ownership interest was purchased as of December 31, 2015.

Hoskins Group Preferred Equity

The series B cumulative preferred units of our stock were first issued to the Hoskins Group through a reduction in the SF Loan. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten units were issued for a total of $1,010,000. The series B units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the units’ value (providing profits are available) will be made quarterly. The Hoskins Group series B cumulative preferred units are also used as collateral for that group’s loans to the Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December of 2015, the Hoskins Group agreed to purchase 0.1 units of series B cumulative preferred stock upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. They purchased 0.1 units in December of 2015.

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

Board of Managers Independence

We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our Board of Managers be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange (NYSE). Under the NYSE’s definition of independence, Messrs. Myrick, Summers, and Rauscher each meet the definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, Carr, Riggs & Ingram, LLC (“CRI”) served as our independent registered public accounting firm and provided certain other services. CRI has served as our independent registered public accounting firm since 2011. The Audit Committee currently anticipates that it will engage CRI as our independent registered public accounting firm to audit our consolidated financial statements as of and for the year ending December 31, 2016, subject to agreeing on fee estimates for the audit work. The Audit Committee reserves the right, however, to select a new independent registered public accounting firm at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed in accordance with applicable securities laws.

Our Audit Committee reviewed the audit and non-audit services performed by CRI, as well as the fees charged by CRI for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by CRI, including the audits of our annual consolidated financial statements, for the years ended December 31, 2015 and 2014, respectively, are set forth in the table below.

	2015	2014
Audit Fees	$102,873	$92,136
Audit-Related Fees*	12,314	12,956
Tax Fees	–	–
All Other Fees	–	–
Total	$115,187	$105,092

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

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

4.1	Indenture Agreement (including Form of Note) dated October 4, 2012

10.1	Mortgage dated July 21, 2010 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, and Anna Marie Corrado, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.2	Subordinated Promissory Note dated December 29, 2010 between 84 FINANCIAL, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Credit Agreement dated December 30, 2011 by and between Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.11	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.12	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.13	Amended and Restated Subordination of Mortgage dated December 31, 2011 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, Anna Marie Corrado, and Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.14	Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.15	First Amendment to Credit Agreement, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

10.16	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc.

10.17	Sixth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated March 27, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 27, 2014, Commission File No. 333-181360.

10.18	Credit Agreement dated June 20, 2014 by and between Shepherd’s Finance, LLC, Southeastern Land Developers, LLC, and Charles R. Rich, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360.

10.19	Promissory Note dated June 20, 2014 from Southeastern Land Developers, LLC to Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360.

10.20	Deed to Secure Debt dated June 20, 2014 between Shepherd’s Finance, LLC and Southeastern Land Developers, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360.

10.21	Loan Purchase and Sale Agreement dated December 24, 2014 between Shepherd’s Finance, LLC and 1st Financial Bank USA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 29, 2014, Commission File No. 333-181360.

10.22	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360.

10.23	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360.

10.24	Seventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 31, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360.

10.23	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360.

10.26	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707.

10.27	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 5, 2015, Commission File No. 333-181360.

10.28	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and 1st Financial Bank USA, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 12, 2015, Commission File No. 333-181360.

10.29	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707.

10.30	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707.

10.31	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707.

10.32	1st Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 24, 2015, Commission File No. 333-203707.

10.33	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707.

10.34	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707.

10.35	Builder Deposit Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707.

10.36	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707.

10.37	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707.10.38Tenth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707.

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 3, 2016	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 3, 2016
Daniel M. Wallach	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Bill Myrick	Manager	March 3, 2016
Bill Myrick

/s/ Kenneth Summers	Manager	March 3, 2016
Kenneth Summers

/s/ Eric Rauscher	Manager	March 3, 2016
Eric Rauscher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC and affiliate (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

March 3, 2016
Enterprise, Alabama

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(in thousands of dollars)	2015	2014

Assets
Cash and cash equivalents	$1,341	$558
Accrued interest on loans	146	78
Deferred financing costs, net	599	630
Loans receivable, net	14,060	8,097
Foreclosed assets	965	–
Other assets	14	13

Total assets	$17,125	$9,376

Liabilities and Members’ Capital
Customer interest escrow	$498	$318
Accounts payable and accrued expenses	539	199
Notes payable secured	3,683	–
Notes payable unsecured	9,096	5,802
Due to preferred equity member	25	–

Total liabilities	13,841	6,319

Commitments and Contingencies (Notes 4 and 9)

Series B preferred equity	1,010	1,000
Class A common equity	2,274	2,057
Members’ capital	3,284	3,057

Total liabilities and members’ capital	$17,125	$9,376

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2015 and 2014

(in thousands of dollars)	2015	2014

Net Interest Income
Interest and fee income on loans	$1,863	$1,138
Interest expense	864	433

Net interest income	999	705
Less: Loan loss provision	59	22

Net interest income after loan loss provision	940	683

Non-Interest Income
Gain from foreclosure of assets	105	–

Income	1,045	683

Non-Interest Expense
Selling, general and administrative	547	390

Total non-interest expense	547	390

Net income	$498	$293

Earned distribution to preferred equity holder	100	–

Net income attributable to common equity holders	$398	$293

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes In Members’ Capital

For the years ended December 31, 2015 and 2014

(in thousands of dollars)	2015	2014

Members’ capital, beginning balance	$3,057	$1,904
Net income	498	293
Additional capital (preferred)	10	1,000
Earned distributions to preferred equity holder	(100)	–
Distributions to common equity holders	(181)	(140)

Members’ capital, ending balance	$3,284	$3,057

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

(in thousands of dollars)	2015	2014

Cash flows from operations
Net income	$498	$293
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	229	87
Provision for loan losses	59	22
Net loan origination fees deferred (earned)	190	(133)
Gain on foreclosure of assets	(105)	–
Net change in operating assets and liabilities
Other assets	(1)	1
Accrued interest on loans	(68)	(51)
Customer interest escrow	180	(62)
Accounts payable and accrued expenses	340	140

Net cash provided by (used in) operating activities	1,322	297

Cash flows from investing activities
Loan originations and principal collections, net	(6,987)	(3,941)
Investment in foreclosed assets	(85)	–

Net cash provided by (used in) investing activities	(7,072)	(3,941)

Cash flows from financing activities
Contributions from members	10	–
Distributions to members	(256)	(140)
Proceeds from secured note payable	5,314	–
Repayments of secured note payable	(1,631)	–
Proceeds from unsecured Notes	4,337	4,119
Redemptions of unsecured Notes	(668)	(431)
Repayment of unsecured note payable	(375)	–
Deferred financing costs paid	(198)	(68)

Net cash provided by (used in) financing activities	6,533	3,480

Net increase (decrease) in cash and cash equivalents	783	(164)

Cash and cash equivalents
Beginning of period	558	722

End of period	$1,341	$558

Supplemental disclosure of cash flow information
Cash paid for interest	$326	$149

Supplemental disclosure of noncash information
Conversion of debt to preferred equity	$–	$1,000
Reduction of debt through transfer to customer interest escrow	$–	$125

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holder	$25	$–
Foreclosure of assets	$965	$–

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business and Basis of Presentation

Description of Business

Structure and Control Environment

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we” or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operated pursuant to an operating agreement by and among Daniel M. Wallach and the members of the Company from its inception through March 29, 2012, at which time it adopted an amended and restated operating agreement. Under the amended and restated operating agreement (as amended), we have four Managers, Daniel M. Wallach (who is also our Chief Executive Officer, “CEO”), and our independent Managers - Kenneth Summers, Bill Myrick, and Eric Rauscher.

The Managers, through the CEO when appropriate, have direct and exclusive control over the management of the Company’s operations. With respect to new loans, the Company locates potential customers, conducts due diligence, and negotiates and completes the transactions in which the loans are originated. Loans are either approved by the loan committee of the Board of Managers, or fit within guidelines created by that committee. Kenneth Summer and Bill Myrick comprise the audit committee and approve affiliate transactions. The Managers also deal with governance issues. The Managers, through the CEO when appropriate, perform, or arrange for the performance of, the management, advisory and administrative services required for Company operations. Such services include, without limitation, the administration of investor accounts, investor relations, accounting, and the preparation, review and dissemination of tax and other financial information. They also engage and manage the contractual relations with depositories, accountants, attorneys, insurers, banks and others, as required.

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

	December 31, 2015	December 31, 2014
Capital Source
Purchase and sale agreements	$3,683	$–
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer	8,496	5,427
Other unsecured debt	600	375
Preferred equity	1,010	1,000
Common equity	2,274	2,057

Total	$16,063	$8,859

Certain features of the purchase and sale agreement have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

Basis of Presentation

Principles of Consolidation These consolidated financial statements include the consolidated accounts of the Company’s subsidiary and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods. All intercompany balances and transactions have been eliminated. Our consolidated results for the year ended December 31, 2015 and 2014 are not necessarily indicative of what our results will be for future years.

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

Operating Segments Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on operating income, net income and operating cash flows. Segments are identified and aggregated based on products sold or services provided. Based on these factors, we have determined that the Company’s operations are in one segment, commercial lending.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $22 and $10 for the years ended December 31, 2015 and 2014, respectively.

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

The following is a roll forward of deferred financing costs for the years ended December 31, 2015 and 2014:

	2015	2014
Deferred financing costs, beginning balance	$737	$669
Additions	198	68
Deferred financing costs, ending balance	$935	$737
Less accumulated amortization	(336)	(107)
Deferred financing costs, net	$599	$630

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2015 and 2014:

	2015	2014
Accumulated amortization, beginning balance	$107	$20
Additions	229	87
Accumulated amortization, ending balance	$336	$107

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies ASC Topic 740, Income Taxes. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2012.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At December 31, 2015, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of December 31, 2015 and 2014, 37% and 60%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2015, our next two largest customers make up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively. As of December 31, 2014, our next two largest customers made up 9% and 8% respectively of our loan commitments, with loans in New Orleans, Louisiana and Charleston, South Carolina.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2018. The Company is still evaluating the potential impact on the Company’s consolidated financial statements.

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

In November 2015, FASB voted to set the effective date of its planned guidance on the Current Expected Loss model (CECL). Under the CECL model, an entity would reserve for all contractual cash flows not expected to be collected from a recognized financial asset (or group of financial assets) or commitment to extend credit. The estimate of expected credit losses would consider all contractual cash flows over the life of the asset. The estimate would be developed based on historical loss experience for similar assets as well as management’s assessment of current conditions and reasonable and supportable forecasts about the future. The FASB expects to publish a final ASU on credit losses in early 2016. The planned guidance will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the guidance will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

Subsequent Events

Management of the Company has evaluated subsequent events through March 3, 2016, the date these consolidated financial statements were issued. See Note 12.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following describes valuation methodologies used for assets measured at fair value:

The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Fair Value Measurements of financial assets on a Non-recurring Basis

Impaired Loans

Fair value estimates are determined using the methodology discussed in Note 2. The appraisals are on similar properties at similar times, however due to the differences in time and properties, the impaired loans are classified as Level 3.There were no impaired assets as of December 31, 2015 or 2014.

Fair Value of Financial Instruments on a Recurring Basis

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at December 31, 2015 and 2014. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at December 31, 2015 and 2014. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest receivable

Interest receivable from our customers does not yield interest to us, but because interest is due roughly 10 days after it is billed, the fair value approximates the carrying value at both December 31, 2015 and 2014.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both December 31, 2015 and 2014.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at December 31, 2015 and 2014. The interest on our Notes offering is paid to our Note Holders either monthly or at the end of their investment, compounding on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well. The interest payable makes up the bulk of our accounts payable and accrued expenses.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

December 31, 2015

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,341	$1,341	$1,341	$–	$–
Loans receivable, net	14,060	14,060	–	–	14,060
Accrued interest on loans	146	146	146	–	–
Financial Liabilities
Customer interest escrow	498	498	–	–	498
Notes payable secured	3,683	3,683	–	–	3,683
Notes payable unsecured	9,096	9,096	–	–	9,096
Accounts payable and accrued expenses	539	539	–	–	539

December 31, 2014

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$558	$558	$558	$–	$–
Loans receivable, net	8,097	8,097	–	–	8,097
Accrued interest on loans	78	78	78	–	–
Financial Liabilities
Customer interest escrow	318	318	–	–	318
Notes payable unsecured	5,802	5,802	–	–	5,802
Accounts payable and accrued expenses	199	199	–	–	199

Fair Value Measurements of nonfinancial assets on a Non-recurring Basis

Foreclosed assets

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Foreclosed assets (upon initial recognition or subsequent impairment) are non-financial assets measured at fair value on a non-recurring basis.

During 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value. The excess of fair value measurements of foreclosed assets over the carrying value of the underlying loans result in a gain in non-interest income. The excess of the carrying value of the underlying loans over the fair value measurements of foreclosed assets are charged-off to the allowance for possible loan losses. These valuations are Level 3 valuations because the appraisal is comparing similar properties which sold at a similar date, but not the same. Foreclosed assets were $965 and $0 as of December 31, 2015 and 2014, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets in 2015, the Company recognized a gain in non-interest income of approximately $105. During 2015 there were no foreclosed assets remeasured at fair value subsequent to initial recognition. During 2014, there were no foreclosures of real estate reported at fair value upon initial recognition by the Company and no foreclosed assets remeasured at fair value subsequent to initial recognition.

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2015 and 2014:

	2015	2014

Commercial loans, gross	$15,247	$8,691
Less: Deferred loan fees	(628)	(438)
Less: Deposits	(521)	(134)
Less: Allowance for loan losses	(38)	(22)

Commercial loans, net	$14,060	$8,097

Roll forward of commercial loans for the years ended December 31, 2015 and 2014:

	2015	2014

Beginning balance	$8,097	$4,045
Additions	13,760	7,433
Payoffs/Sales	(6,436)	(3,394)
Moved to foreclosed assets	(767)	–
Change in builder deposit	(387)	(98)
Change in loan loss provision	(17)	(22)
New loan fees	(897)	(343)
Earned loan fees	707	476

Ending balance	$14,060	$8,097

Commercial Construction and Development Loans

Pennsylvania Loans

On December 30, 2011, pursuant to a credit agreement (as amended, the “Credit Agreement”) by and between us, Benjamin Marcus Homes, LLC (“BMH”), Investor’s Mark Acquisitions, LLC (“IMA”), and Mark L. Hoskins (“Hoskins”) (collectively, the “Hoskins Group”), we originated two new loan assets, one to BMH as borrower (the “BMH Loan”) and one to IMA as borrower (the “New IMA Loan”). Pursuant to the Credit Agreement and simultaneously with the origination of the BMH Loan and the New IMA Loan, we also assumed the position of lender on an existing loan to IMA (the “Existing IMA Loan”) and assumed the position of borrower on another existing loan in which IMA serves as the lender (the “SF Loan”). Throughout this report, we refer to the BMH Loan, the New IMA Loan, and the Existing IMA Loan collectively as the “Pennsylvania Loans.” When we assumed the position of the lender on the Existing IMA Loan, we purchased a loan which was originated by the borrower’s former lender, and assumed that lender’s position in the loan and maintained the recorded collateral position in the loan. The borrower’s former lender and the seller of the BMH property are the same independent third party. The BMH Loan, the New IMA Loan and the Existing IMA Loan are all cross-defaulted and cross-collateralized with each other. Further, IMA and Hoskins serve as guarantors of the BMH Loan, and BMH and Hoskins serve as guarantors of the New IMA Loan and the Existing IMA Loan. As such, we are currently reliant on a single developer and homebuilder for a significant portion of our revenues.

In April, July, September, and December 2013, in March and December 2014, and in March, June, and December of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. As of December 31, 2015, all of the construction loans for homes extended by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. As of December 2015, the Hoskins Group invests in our preferred equity in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of these amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued a letters of credit to a sewer authority relating to BMH Loan which totaled $68 and $155 as of December 31, 2015 and 2014, respectively (the “Letter of Credit”), and we issued cash bonds for development with $257 and $0 outstanding on December 31, 2015 and 2014, respectively. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

BMH Loan

The BMH Loan is a revolving demand loan in the original principal amount of up to $4,164, of which $3,568 was funded at closing. We collected a fee of $750 upon closing of the BMH Loan, which was funded from proceeds of the loan. Additionally, $450 of the loan proceeds was allocated to an interest escrow account (the “Interest Escrow”). Interest on the BMH Loan accrues annually at 2% (7% starting August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”). Pursuant to the Credit Agreement, interest payments on the BMH Loan are funded from the Interest Escrow, with any shortfall funded by BMH. Payments of principal on the BMH Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates BMH to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the BMH Loan. The BMH Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve BMH of its obligation to continue to make payments on the BMH Loan as set forth in the Credit Agreement.

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400, with a balance of approximately $157 and $332 as of December 31, 2015 and 2014, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by the seller, an independent third party. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at December 31, 2015 and 2014 in the tables detailing the Pennsylvania Loans below.

New IMA Loan

The New IMA Loan is a demand loan in the original principal amount of up to $2,225, of which $250 was funded at closing. We collected a fee of $250 upon closing of the New IMA Loan, which was funded from proceeds of the loan. Interest on the New IMA Loan accrues annually at 2.0% (7% starting August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds). Pursuant to the Credit Agreement, interest payments on the New IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the New IMA Loan are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the New IMA Loan. The New IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the New IMA Loan as set forth in the Credit Agreement.

The New IMA Loan is secured by a mortgage in residential property originally consisting of 18 lots (8 and 10 lots remained as of December 31, 2015 and 2014, respectively) located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $198 remaining to be completed as of December 31, 2015.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687, of which $1,687 was outstanding as of both December 31, 2015 and 2014. Interest on the Existing IMA Loan accrued annually at a rate of 7.0% through December 30, 2014. Beginning December 31, 2014, the interest rate was the same as the New IMA Loan. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrent with the execution of the loans above, we entered into the SF Loan with the Hoskins Group, under which we are the borrower. Management had no intention to offset our payments of principal or interest against amounts due to us from the lender; therefore, this amount has been presented on a gross basis on the consolidated balance sheets at December 31, 2014. The SF Loan is described in Note 6.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of December 31, 2015 and 2014 was $267 and $249, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

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

A detail of the financing receivables for the Pennsylvania loans at December 31, 2015 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)			$–		$1,079
Lots			974		2,338	(4)
Interest Escrow			950		267
Cash Bond			257	(9)	257
Loan Fee			750		–

Total BMH Loan			2,931		3,941
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,251		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,951	(6)

Total IMA Loans			3,188		2,951

Unearned Loan Fee			(115)		–
SF Preferred Equity			–		1,010	(8)

Total			$6,004		$7,902

A detail of the financing receivables for the Pennsylvania loans at December 31, 2014 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phases 4, and 5 (25 acres)			$–		$1,515
Lots			142		374	(7)
Interest Escrow			450		249
Loan Fee			750		–
Excess Paydown			(22	)(5)	–
Lot 2 Windemere			126		126
Construction loan lot 5 Tuscany			536		932
Construction loan lot 2 Tuscany			498		739

Total BMH Loan			2,480		3,935
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,491		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,484	(3)

Total IMA Loans			3,428		2,484

Unearned Loan Fee			(322)		–
SF Preferred Equity			–		1,000	(8)
SF Loan Payable			–		375

Total			$5,586		$7,794

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

(4) Estimated collateral value is equal to the appraised value of the remaining lots of $3,600, net of the net estimated costs to finish the development of $531 and the first mortgage amount of $731.

(5) Excess Paydown is the amount of initial funding of the Interest Escrow and/or Loan Fee that has/have been repaid to date. These amounts are available to be reborrowed in the future.

(6) Estimated collateral value is equal to the appraised value of $3,101, net of estimated costs to finish the development of $150.

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

The Pennsylvania Loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which is netted against the gross loan amount, is being recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. During 2014 and 2015, eight construction loans to the same customer were executed with $162 in loan fees, which are being recognized over the expected life of each advance.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,118	77%	$1,000
Total	1	3	$7,902	$6,456		$6,118	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2014. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$5,997	$4,903	(3)	$4,748	79%	$1,000
Total	1	3	$5,997	$4,903		$4,748	79%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,000 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes a portion of the letter of credit which, when added to the current outstanding balance, is greater than the $4,750 maximum commitment amount per the Credit Agreement.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2014. Some of the Pennsylvania loans are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	1	$515	$361	$68	70%		5%
Florida	1	2	685	480	404	70%		5%
Georgia	2	5	1,027	810	349	79%		5%
Louisiana	1	2	1,230	861	620	70%		5%
New Jersey	1	1	390	273	259	70%		5%
Pennsylvania	2	4	2,826	1,850	1,463	65%		5%
South Carolina	2	4	1,577	900	780	57%		5%
Total	10	19	$8,250	$5,535	$3,943	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2015	December 31, 2014

Pass	$14,060	$7,301
Special mention	–	796
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$14,060	$8,097

Finance Receivables – Method of impairment calculation:

	December 31, 2015	December 31, 2014

Performing loans evaluated individually	$9,971	$5,571
Performing loans evaluated collectively	4,089	2,526
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$14,060	$8,097

At December 31, 2015 and 2014, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Foreclosed Assets

Roll forward of Foreclosed Assets for the years ended December 31, 2015 and 2014:

	2015	2014

Beginning balance	$–	$–
Additions from loans	885	–
Additions for construction/development	85	–

Ending balance	$965	$–

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We have an agreement with a builder to build a house on one of the lots and will likely start construction on a second home once the first has a sales agreement. The first home started construction in November of 2015. Two of the properties are partially completed homes in Louisiana. The Company has an agreement with a builder to finish the homes.

6. Borrowings

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

In April 2015, the Company entered into a purchase and sale agreement with Seven Kings Holdings, Inc. (“7Kings”) as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. 7Kings may adjust the $1,500 with notice, but such change will not cause a buyback by us. 7Kings is buying pari-passu positions in the loans they purchase, generally 50% of each loan. 7Kings generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with 7Kings whereby purchaser agreed to buy priority interests of $1,000 each in two large loans we originated. The interest rate for those two loans is 9.5% to 7Kings. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, LLC, purchased 4% of our common equity from the Wallach family.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	December 31, 2015		December 31, 2014
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$2,723	$1,061	$–	$–
Seven Kings Holdings, Inc.	4,522	2,622	–	–

Total	$7,245	$3,683	$–	$–

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 4.20% and 3.93% as of December 31, 2015 and 2014, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 at both December 31, 2015 and 2014, leaving $1,500 in potential credit availability on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The weighted average balance of affiliate borrowings outstanding was $0 and $32 for the years ended December 31, 2015 and 2014, respectively, and the interest expense was $0 and $1 for the same periods, respectively.

7Kings owns 4% of our common equity. 7Kings also is an investor in our notes program for $500, is a buyer in a purchase and sale agreement where we are the seller, and has a $500 unsecured note due from us.

Other Unsecured Loans

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of December 31, 2015. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note is due on February 19, 2016 and may be prepaid at any time without penalty. Interest is due at the end of each month and was $14 in 2015. On December 31, 2015, 7Kings and its affiliates purchased 4% of our common equity from the Wallach family. In December 2015, we entered into an unsecured note with an unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding as of December 31, 2015. Interest on this note accrues annually at a rate of 7.9%. The note is due on June 23, 2017 and may be prepaid at any time without penalty. Interest accrues and compounds monthly.

SF Loan

The SF Loan, under which we are the borrower, is an unsecured loan in the original principal amount of $1,500, of which $0 and $375 was outstanding as of December 31, 2015 and 2014, respectively. Interest on the SF Loan accrued annually at a rate of 5.0%. On December 31, 2014, the Company and the Hoskins Group entered into a series of agreements which, among other things, 1) converted $1,000 of the SF Loan from debt to preferred equity, 2) repaid $125 of the SF Loan and applied those proceeds to increase the Interest Escrow, and 3) required elimination of the remaining balance of the SF Loan with a cash payment upon the repayment of the construction loan on lot 5, Tuscany. This payment was made in the first quarter of 2015.

Notes Program

Borrowings through our public offerings were $8,496 and $5,427 at December 31, 2015 and 2014, respectively. The effective interest rate on the borrowings at December 31, 2015 and 2014 7.30% and 7.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Notes outstanding, beginning of period	$5,427	$1,739
Notes issued	3,737	4,119
Note repayments / redemptions	(668)	(431)

Notes outstanding, end of period	$8,496	$5,427

The following table shows the maturity of outstanding debt as of December 31, 2015.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2016	$6,428	$2,246	$500	$3,683
2017	2,635	2,535	100	–
2018	2,141	2,141	–	–
2019	1,574	1,574	–	–

Total	$12,779	$8,496	$600	$3,683

7. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The Class A common units are held by three members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 class A common units outstanding at both December 31, 2015 and 2014. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, LLC, purchased 4% of our common equity from the Wallach family.

The series B cumulative preferred units were issued to the Hoskins Group through a reduction in the SF Loan. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten units were issued for a total of $1,000. The series B units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the units’ value (providing profits are available) will be made quarterly. The Hoskins Group series B cumulative preferred units are also used as collateral for that group’s loans to the Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December of 2015, the Hoskins Group agreed to purchase 0.1 unit for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision.

There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	December 31, 2015	December 31, 2014
B Preferred Units	$1,010	$1,000
A Common Units	2,274	2,057

Members’ Capital	$3,284	$3,057

8. Related Party Transactions

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates, as more fully described in Note 6 – Affiliate Loans.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 6 – SF Loan and Note 4 – Pennsylvania Loans.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 7.

S.K. Funding, LLC, an affiliate of 7Kings, owns 4% of our common equity. 7Kings also is:

●	The lender on a $500 unsecured note, as more fully described in Note 6 – Other Unsecured Loans

●	An investor in our unsecured Notes for $500, and

●	The purchaser in a purchase and sale agreement, as more fully described in Note 6, Purchase and Sale Agreements

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $2,600 outstanding at December 31, 2015. The larger of these investments are detailed below:

	Relationship to			Weighted average interest	Interest earned during the year ended
	Shepherd’s	Amount invested as of		rate as of	December 31,
Investor	Finance	December 31, 2015	December 31, 2014	December 31, 2015	2015	2014
Bill Myrick	Independent Manager	$268	$141	7.74%	$14	$9

R. Scott Summers	Son of Independent Manager	475	100	7.26%	15	6

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	15	7

David and Carole Wallach	Parents of Member	111	111	8.00%	9	8

Eric Rauscher	Independent Manager	600	500	7.13%	37	35

Joseph Rauscher	Parents of Independent Manager	186	186	8.00%	16	10

Seven Kings	Member	500	500	7.00%	35	24

9. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $7,332 and $1,745 at December 31, 2015 and 2014, respectively.

In September 2013, the Company issued a Letter of Credit for $155 to a sewer authority relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The subordinated mortgage balance of $731 and $1,146 is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables in Note 4 at December 31, 2015 and 2014, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2015 and 2014 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2015	2015	2015	2015	2014	2014	2014	2014

Net Interest Income	$326	$210	$212	$192	$215	$180	$156	$132
Non-Interest Income	105	–	–	–	–	–	–	–
SG&A expense	163	115	119	150	104	87	84	115
Net Income	$268	$95	$93	$42	$111	$93	$72	$17

11. Non-Interest expense detail

The following table displays our SG&A expenses for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
Selling, general and administrative expenses
Legal and Accounting	$144	$153
Salaries and related expenses	187	91
Board related expenses	105	74
Advertising	22	10
Rent and Utilities	20	17
Printing	12	12
Loan and foreclosed asset expenses	16	5
Travel	15	8
Other	26	20
Total SG&A	$547	$390

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

12. Subsequent Events

Management of the Company has evaluated subsequent events through March 3, 2016, the date these consolidated financial statements were issued.

Issuance of Notes

Under the current Notes offering, the Company issued an additional $203 subsequent to December 31, 2015.

Third Amendment to Loan Purchase and Sale Agreement with 1st Financial Bank USA

On January 12, 2015, we entered into the Third Amendment (the “Third Amendment”) to the Loan Purchase and Sale Agreement dated December 24, 2014 (the “1st Financial Agreement”) by and between us and 1st Financial Bank USA (“1st Financial”). Pursuant to the 1st Financial Agreement, 1st Financial has the right, from time to time, to purchase from us senior priority interests based on the Senior Loan Amount (as that term is defined in the 1st Financial Agreement) in certain loans made to fund the vertical construction of one to four family residential dwellings, that have been approved by 1st Financial’s internal credit committee (referred to herein as “Eligible Loans”).

The Third Amendment modifies subsection (iii) of the definition of “Senior Loan Amount” to reflect that 1st Financial may purchase 60% of the maximum principal amount of certain Eligible Loans after deducting the loan fee. Prior to the Third Amendment, 1st Financial could purchase 50% of the maximum principal amount of certain Eligible Loans after deducting the loan fee.

Construction Loan to Lex Partners II, LLC

On February 19, 2016, we entered into a Construction Loan Agreement (the “Construction Loan Agreement”) by and between us and Lex Partners II, LLC (“LPII”), pursuant to which the Company extended a construction loan (the “Sarasota Loan”) to LPII to be used for the refinance of a parcel of land in Sarasota, Florida and the construction of a water front home thereon. The Sarasota Loan is for an amount up to $3,600, is evidenced by a promissory note (the “Note”), and is secured by a mortgage. The Sarasota Loan closed on February 22, 2016 and the balance of the loan at closing was $2,688.

A loan fee of 5% of the loan amount was paid upon closing of the Sarasota Loan, from proceeds of the loan. The Sarasota Loan bears interest at a rate of our cost of funds plus 2% for the twelve months following the date of closing, our cost of funds plus 4% for the thirteenth through eighteenth months following the date of closing, our cost of funds plus 6% for the nineteenth through twenty-fourth months following the date of closing, and thereafter at a rate of our cost of funds plus 8%. The initial rate index (i.e., our cost of funds) is 9.94% per annum. LPII used the funds under the Sarasota Loan to refinance the lot as well as for payment of fees and hereafter may make up to seven draws used to fund construction.

Payments of interest are due monthly. Payments of principal are due upon our demand or upon the sale or transfer of the parcel. The Sarasota Loan may be prepaid at any time, in whole or in part, without penalty.

Second Amendment to Loan Purchase and Sale Agreement with S.K. Funding, LLC

On February 19, 2016, we entered into the Second Amendment (the “Second Amendment”) to the Loan Purchase and Sale Agreement (the “Agreement”) with S.K. Funding, LLC (the “S.K. Funding”). The Agreement was originally entered into between us and Seven Kings Holdings, Inc. (“7Kings”). However, on or about May 7, 2015, 7Kings assigned its right and interest in the Agreement to S.K. Funding.

The purpose of the Second Amendment was to allow S.K. Funding to purchase portions of up to three loans from us under parameters different from those specified in the Agreement. The loans are larger than the typical loans sold under the Agreement, and S.K. Funding is purchasing priority interests in each. Specifically, S.K. Funding is purchasing portions of two loans made to Benjamin Marcus Homes, LLC, one in the amount of $425 and the other in the amount of $575. S.K. Funding is also purchasing $1,000 of a loan made to Lex Partners II, LLC (the “Lex Partners Loan”). We agreed to pay S.K. Funding an amount equal to two points on the amount of the Lex Partners Loan funded, to be paid simultaneously with S.K. Funding’s funding of that loan. S.K. Funding has the right to participate in discussions concerning servicing of the loans as the loans age beyond their likely durations. The interest rate accruing to S.K. Funding is 9.5% calculated on a 365/366 day basis.

