Form 10-Q
period 2016-03-31
Shepherd's Finance, LLC
filed 2016-05-05
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations and cash flows.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our 2015 Form 10-K in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$768	$1,341
Accrued interest on loans	249	146
Loans receivable, net	17,515	14,060
Foreclosed assets	1,178	965
Other assets	14	14

Total assets	$19,724	$16,526

Liabilities and Members’ Capital
Customer interest escrow	$463	$498
Accounts payable and accrued expenses	808	539
Notes payable secured	5,997	3,683
Notes payable unsecured, net of deferred financing costs	9,168	8,497
Due to preferred equity member	26	25

Total liabilities	16,462	13,242

Commitments and Contingencies (Notes 4 and 9)

Series B preferred equity	1,050	1,010
Class A common equity	2,212	2,274
Members’ capital	3,262	3,284

Total liabilities and members’ capital	$19,724	$16,526

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended March 31, 2016 and 2015

	Three Months Ended
(in thousands of dollars)	2016	2015

Net Interest Income
Interest and fee income on loans	$849	$376
Interest expense	362	176

Net interest income	487	200
Less: Loan loss provision	8	8

Net interest income after loan loss provision	479	192

Non-Interest Income
Gain from foreclosure of assets	–	–

Income	479	192

Non-Interest Expense
Selling, general and administrative	350	150

Total non-interest expense	350	150

Net income	$129	$42

Earned distribution to preferred equity holder	26	25

Net income attributable to common equity holders	$103	$17

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes In Members’ Capital - Unaudited

For the Three Months Ended March 31, 2016

(in thousands of dollars)	2016

Members’ capital, beginning balance	$3,284
Net income	129
Additional capital (preferred)	40
Earned distributions to preferred equity holder	(26)
Distributions to common equity holders	(165)

Members’ capital, ending balance	$3,262

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2016 and 2015

(in thousands of dollars)	2016	2015

Cash flows from operations
Net income	$129	$42
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	67	57
Provision for loan losses	8	8
Net loan origination fees deferred (earned)	(49)	(98)
Change in deferred origination expense	(10)	–
Net change in operating assets and liabilities
Other assets	–	7
Accrued interest on loans	(103)	(24)
Customer interest escrow	(35)	(117)
Accounts payable and accrued expenses	269	104

Net cash provided by (used in) operating activities	276	(21)

Cash flows from investing activities
Loan originations and principal collections, net	(3,404)	77
Investment in foreclosed assets	(213)	–

Net cash provided by (used in) investing activities	(3,617)	77

Cash flows from financing activities
Contributions from members	40	–
Distributions to members	(190)	(75)
Proceeds from secured note payable	3,892	791
Repayments of secured note payable	(1,578)	(192)
Proceeds from unsecured Notes	633	741
Redemptions of unsecured Notes	(10)	(500)
Repayment of unsecured note payable	–	(375)
Deferred financing costs paid	(19)	(14)

Net cash provided by (used in) financing activities	2,768	376

Net increase (decrease) in cash and cash equivalents	(573)	432

Cash and cash equivalents
Beginning of period	1,341	558

End of period	$768	$990

Supplemental disclosure of cash flow information
Cash paid for interest	$152	$47

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holder	$1	$25

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

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

	March 31, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$5,997	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	8,598	7,897
Other unsecured debt	600	600
Preferred equity	1,050	1,010
Common equity	2,212	2,274

Total	$18,457	$15,464

Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. Eventually, the Company intends to permanently replace the lines of credit to affiliates with a secured line of credit from a bank or through other liquidity.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2015 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015 (the “2015 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies of the notes to the 2015 Statements.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $18 and $7 for the three months ended March 31, 2016 and 2015, respectively.

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

Deferred Financing Costs, Net

We defer certain costs associated with financing activities related to the issuance of debt securities (deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. We make estimates for the average duration of future investments. If these estimates are determined to be incorrect in the future, the rate at which we are amortizing the deferred offering costs as interest expense would be adjusted and could have a material impact on the consolidated financial statements. The deferred financing costs are reflected as a reduction in the unsecured notes offering liability. The Company adopted the guidance on the presentation of debt issuance costs on January 1, 2016, as required. As a result, the Company retrospectively applied the guidance to the 2015 Consolidated Balance Sheet by reclassifying $599 of deferred financing costs previously classified in the assets section.

The following is a roll forward of deferred financing costs:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Deferred financing costs, beginning balance	$935	$737	$737
Additions	19	198	14

Deferred financing costs, ending balance	$954	$935	$751

Less accumulated amortization	(403)	(336)	(164)

Deferred financing costs, net	$551	$599	$587

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Accumulated amortization, beginning balance	$336	$107	$107
Additions	67	229	57

Accumulated amortization, ending balance	$403	$336	$164

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At March 31, 2016, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of March 31, 2016 and December 31, 2015, 40% and 37%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of March 31, 2016, our next two largest customers make up 24% and 8% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance required retrospective application. The Company adopted the guidance on January 1, 2016, as required. See Note 1-Deferred Financing Costs, Net for additional information regarding the adoption of the new guidance.

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

Subsequent Events

Management of the Company has evaluated subsequent events through May 5, 2016, the date these consolidated financial statements were issued. See Note 12.

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

The Company has determined that the carrying value of financial instruments approximates fair value, as outlined below:

Fair Value Measurements of financial assets on a Non-recurring Basis

Impaired Loans

Fair value estimates are determined using the methodology discussed in Note 2. The appraisals are on similar properties at similar times, however due to the differences in time and properties, the impaired loans are classified as Level 3. There were no impaired assets as of March 31, 2016 or December 31, 2015.

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at March 31, 2016 and December 31, 2015. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at March 31, 2016 and December 31, 2015. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Interest receivable from our customers does not yield interest to us, but because interest is due roughly 10 days after it is billed, the fair value approximates the carrying value at both March 31, 2016 and December 31, 2015.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both March 31, 2016 and December 31, 2015.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at March 31, 2016 and December 31, 2015. The interest on our Notes offering is paid to our Note Holders either monthly or at the end of their investment, compounding on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well. The interest payable makes up the bulk of our accounts payable and accrued expenses.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

March 31, 2016

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$768	$768	$768	$–	$–
Loans receivable, net	17,515	17,515	–	–	17,515
Accrued interest on loans	249	249	249	–	–
Financial Liabilities
Customer interest escrow	463	463	–	–	463
Notes payable secured	5,997	5,997	–	–	5,997
Notes payable unsecured, net	9,168	9,168	–	–	9,168
Accounts payable and accrued expenses	808	808	–	–	808

December 31, 2015

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,341	$1,341	$1,341	$–	$–
Loans receivable, net	14,060	14,060	–	–	14,060
Accrued interest on loans	146	146	146	–	–
Financial Liabilities
Customer interest escrow	498	498	–	–	498
Notes payable secured	3,683	3,683	–	–	3,683
Notes payable unsecured, net	8,497	8,497	–	–	8,497
Accounts payable and accrued expenses	539	539	–	–	539

Fair Value Measurements of nonfinancial assets on a Non-recurring Basis

Foreclosed assets

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Foreclosed assets (upon initial recognition or subsequent impairment) are non-financial assets measured at fair value on a non-recurring basis.

During 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value. The excess of fair value measurements of foreclosed assets over the carrying value of the underlying loans result in a gain in non-interest income. The excess of the carrying value of the underlying loans over the fair value measurements of foreclosed assets are charged-off to the allowance for possible loan losses. These valuations are Level 3 valuations because the appraisal is comparing similar properties which sold at a similar date, but not the same. Foreclosed assets were $1,178 and $965 as of March 31, 2016 and December 31, 2015, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets in 2015, the Company recognized a gain in non-interest income of approximately $105. During 2015 there were no foreclosed assets remeasured at fair value subsequent to initial recognition. During 2016, there were no foreclosures of real estate reported at fair value upon initial recognition by the Company and no foreclosed assets remeasured at fair value subsequent to initial recognition. The increase in foreclosed assets during 2016 was caused by capital expenditures to build or finish homes on the foreclosed assets.

4. Financing Receivables

Financing receivables are comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Commercial loans, gross	$18,594	$15,247
Less: Deferred loan fees	(579)	(628)
Less: Deposits	(464)	(521)
Plus: Deferred origination expense	10	–
Less: Allowance for loan losses	(46)	(38)

Commercial loans, net	$17,515	$14,060

Roll forward of commercial loans:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2015

Beginning balance	$14,060	$8,097	$8,097
Additions	7,081	13,760	1,233
Payoffs/Sales	(3,620)	(6,436)	(1,320)
Moved to foreclosed assets	–	(767)	–
Change in deferred origination expense	10	–	–
Change in builder deposit	(57)	(387)	10
Change in loan loss provision	(8)	(17)	(8)
New loan fees	(332)	(897)	(44)
Earned loan fees	381	707	142

Ending balance	$17,515	$14,060	$8,110

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

In April, July, September, and December 2013, in March and December 2014, and in March, June, and December of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. As of March 31, 2016, all of the construction loans for homes extended by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. As of March 2016, the Hoskins Group invests in our preferred equity in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of these amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued a letters of credit to a sewer authority relating to BMH Loan which totaled $68 at both March 31, 2016 and December 31, 2015 (the “Letter of Credit”), and we issued cash bonds for development with $257 outstanding at both March 31, 2016 and December 31, 2015. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

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

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400, with a balance of approximately $147 and $157 as of March 31, 2016 and December 31, 2015, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by the seller, an independent third party. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at March 31, 2016 and December 31, 2015 in the tables detailing the Pennsylvania Loans below.

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

The New IMA Loan is secured by a mortgage in residential property originally consisting of 18 lots (6 and 8 lots remained as of March 31, 2016 and December 31, 2015, respectively) located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $85 remaining to be completed as of March 31, 2016.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687, of which $1,687 was outstanding as of both March 31, 2016 and December 31, 2015. Interest on the Existing IMA Loan accrued annually at a rate of 7.0% through December 30, 2014. Beginning December 31, 2014, the interest rate was the same as the New IMA Loan. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA. Payments of principal on the Existing IMA Loan are due upon the earlier of our demand or the satisfaction in full of the indebtedness related to the BMH Loan and the New IMA Loan. The Credit Agreement obligates IMA to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Existing IMA Loan. The Existing IMA Loan may be prepaid in whole or in part at any time without penalty; provided, however, that prepayments will not relieve IMA of its obligation to continue to make payments on the Existing IMA Loan as set forth in the Credit Agreement.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrent with the execution of the loans above, we entered into the SF Loan with the Hoskins Group, under which we are the borrower. The SF Loan is described in Note 6.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of March 31, 2016 and December 31, 2015 was $230 and $267, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

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

A detail of the financing receivables for the Pennsylvania loans at March 31, 2016 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)			$–		$1,079
Lots			1,063		2,406	(7)
Interest Escrow			950		230
Cash Bond			257	(9)	257
Loan Fee			750		–

Total BMH Loan			3,020		3,972
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	514		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,284	(3)

Total IMA Loans			2,451		2,284

Unearned Loan Fee			(66)		–
SF Preferred Equity			–		1,050	(8)

Total			$5,405		$7,306

A detail of the financing receivables for the Pennsylvania loans at December 31, 2015 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)			$–		$1,079
Lots			974		2,338	(4)
Interest Escrow			950		267
Cash Bond			257	(9)	257
Loan Fee			750		–

Total BMH Loan			2,931		3,941
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,251		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,951	(6)

Total IMA Loans			3,188		2,951

Unearned Loan Fee			(115)		–
SF Preferred Equity			–		1,010	(8)

Total			$6,004		$7,902

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $2,369, net of the net estimated costs to finish the development of $85.

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

(7) Estimated collateral value is equal to the lots’ appraised value of $3,200 minus remaining improvements of $467, net of the outstanding first mortgage of $327.

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

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2016. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,306	$6,456	(3)	$5,471	75%	$1,000
Total	1	3	$7,306	$6,456		$5,471	75%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,050 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,118	77%	$1,000
Total	1	3	$7,902	$6,456		$6,118	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,170	$1,519	$1,115	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	313	62%		5%
Florida	3	11	12,637	7,809	5,816	62%		5%
Georgia	2	3	3,916	2,278	859	58%		5%
New Jersey	1	2	670	452	316	67%		5%
New York	1	1	1,000	350	344	35%		5%
North Carolina	1	1	208	146	146	70%		5%
Pennsylvania	2	8	7,637	4,558	3,250	60%		5%
South Carolina	2	8	1,324	951	664	72%		5%
Utah	1	2	730	511	49	70%		5%
Total	16	43	$32,081	$19,745	$13,123	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	March 31, 2016	December 31, 2015

Pass	$13,607	$14,060
Special mention	3,908	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$17,515	$14,060

Finance Receivables – Method of impairment calculation:

	March 31, 2016	December 31, 2015

Performing loans evaluated individually	$12,084	$9,971
Performing loans evaluated collectively	5,431	4,089
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$17,515	$14,060

At March 31, 2016 and December 31, 2015, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Foreclosed Assets

Roll forward of Foreclosed Assets:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2015

Beginning balance	$965	$–	$–
Additions from loans	–	885	–
Additions for construction/development	213	85	–

Ending balance	$1,178	$965	$–

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We have an agreement with a builder to build a house on one of the lots and will likely start construction on a second home once the first has a sales agreement. The first home started construction in November of 2015. Two of the properties are partially completed homes in Louisiana, and work is proceeding to complete those homes. During the three months ended March 31, 2016, the Company did not foreclose on any additional properties.

6. Borrowings

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with 1st Financial Bank USA whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser. Purchaser is buying senior positions in the loans they purchase, originally 50%, 60% on new loans as of January 2016, of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months.

In April 2015, the Company entered into a purchase and sale agreement with Seven Kings Holdings, Inc. (“7Kings”) as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. On or about May 7, 2015, 7Kings assigned its right and interest in the purchase and sale agreement to S.K. Funding, LLC (“S.K. Funding”), an affiliate of 7Kings. S.K. Funding may adjust the $1,500 with notice, but such change will not cause a buyback by us. S.K. Funding is buying pari-passu positions in the loans they purchase, generally 50% of each loan. S.K. Funding generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with S.K. Funding whereby S.K. Funding agreed to buy priority interests of $1,000 each in two large loans we originated. In the first quarter of 2016, after one of the $1,000 loans repaid, we entered into an additional modification whereby S.K. Funding agreed to buy priority interests totaling $2,000 in a total of three large loans we originated. The interest rate for the loans covered by these modifications is 9.5% to S.K. Funding. On December 31, 2015, S.K. Funding purchased 4% of our common equity from the Wallach family.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	March 31, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$4,403	$2,069	$2,723	$1,061
S.K. Funding, LLC	7,335	3,928	4,522	2,622

Total	$11,738	$5,997	$7,245	$3,683

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 4.12% and 4.20% as of March 31, 2016 and December 31, 2015, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 at both March 31, 2016 and December 31, 2015, leaving $1,500 in potential credit availability on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The Company has not borrowed on these lines in either 2015 or 2016.

S.K. Funding owns 4% of our common equity. S.K. Funding is also a buyer in a purchase and sale agreement where we are the seller. 7Kings is an investor in our notes program for $500 and has a $500 unsecured note due from us.

Other Unsecured Loans

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of March 31, 2016 and December 31, 2015. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note was due on February 19, 2016, was renewed through August 18, 2016, and may be prepaid at any time without penalty. Interest is due at the end of each month and was $14 in 2015 and $9 in in the first three months of 2016. On December 31, 2015, S.K. Funding, an affiliate of 7Kings, purchased 4% of our common equity from the Wallach family. In December 2015, we entered into an unsecured note with an unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding on both March 31, 2016 and December 31, 2015. Interest on this note accrues annually at a rate of 7.9%. The note is due on June 23, 2017 and may be prepaid at any time without penalty. Interest accrues and compounds monthly.

SF Loan

The SF Loan, under which we were the borrower, was an unsecured loan in the original principal amount of $1,500. Interest on the SF Loan accrued annually at a rate of 5.0%. On December 31, 2014, the Company and the Hoskins Group entered into a series of agreements which, among other things, 1) converted $1,000 of the SF Loan from debt to preferred equity, 2) repaid $125 of the SF Loan and applied those proceeds to increase the Interest Escrow, and 3) required elimination of the remaining balance of the SF Loan with a cash payment upon the repayment of the construction loan on lot 5, Tuscany. This payment was made in the first quarter of 2015.

Notes Program

Borrowings through our public offerings were $9,119 and $8,496 at March 31, 2016 and December 31, 2015, respectively. The effective interest rate on the borrowings at March 31, 2016 and December 31, 2015 was 7.44% and 7.30%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2015

Notes outstanding, beginning of period	$8,496	$5,427	$5,427
Notes issued	633	3,737	741
Note repayments / redemptions	(10)	(668)	(500)

Notes outstanding, end of period	$9,119	$8,496	$5,668

Less deferred financing costs, net	551	599	587

Notes outstanding, net	8,568	7,897	5,081

The following table shows the maturity of outstanding debt as of March 31, 2016.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2016	$8,734	$2,237	$500	$5,997
2017	2,801	2,701	100	–
2018	2,141	2,141	–	–
2019	1,579	1,579
2020	461	461	–	–

Total	$15,716	$9,119	$600	$5,997

Purchase and sale agreements are treated as secured lines of credit, where the collateral is demand loans, and therefore they are considered short term liabilities.

7. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The Class A common units are held by three members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both March 31, 2016 and December 31, 2015. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, purchased 4% of our common equity from the Wallach family.

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

The members’ capital balances by class are as follows:

Class	March 31, 2016	December 31, 2015
B Preferred Units	$1,050	$1,010
A Common Units	2,212	2,274

Members’ Capital	$3,262	$3,284

8. Related Party Transactions

Notes and Accounts Payable to Affiliates

The Company has a loan agreement with two of our affiliates, as more fully described in Note 6 – Affiliate Loans.

The Company had loan agreements with the Hoskins Group, as more fully described in Note 6 – SF Loan and Note 4 – Pennsylvania Loans.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 7.

S.K. Funding, an affiliate of 7Kings, owns 4% of our common equity. S.K. Funding is also a buyer in a purchase and sale agreement where we are the seller. 7Kings is an investor in our notes program for $500 and has a $500 unsecured note due from us.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $2,681 outstanding at March 31, 2016. The larger of these investments are detailed below:

	Relationship to			Weighted average interest	Interest earned during the three months ended
	Shepherd’s	Amount invested as of		rate as of	March 31,
Investor	Finance	March 31, 2016	December 31, 2015	March 31, 2016	2016	2015
Bill Myrick	Independent Manager	$275	$268	7.75%	$6	$3

R. Scott Summers	Son of Independent Manager	475	475	7.26%	6	2

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	4	4

David and Carole Wallach	Parents of Member	111	111	8.00%	2	2

Eric Rauscher	Independent Manager	600	600	7.13%	11	9

Joseph Rauscher	Parents of Independent Manager	186	186	8.00%	4	4

Schultz Family Revocable Living Trust	Parents of Member	111	96	8.21%	2	2

Seven Kings Holdings, Inc.	Member	500	500	7.00%	9	9

9. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $7,606 and $7,332 at March 31, 2016 and December 31, 2015, respectively.

In September 2013, the Company issued a Letter of Credit for $155 to a sewer authority relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The subordinated mortgage balance of $327 and $731 is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables in Note 4 at March 31, 2016 and December 31, 2015, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2016 and 2015 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2016	2016	2016	2016	2015	2015	2015	2015

Net Interest Income	$–	$–	$–	$479	$326	$210	$212	$192
Non-Interest Income	–	–	–	–	105	–	–	–
SG&A expense	–	–	–	350	163	115	119	150
Net Income	$–	$–	$–	$129	$268	$95	$93	$42

11. Non-Interest expense detail

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses
Legal and Accounting	$86	$62
Salaries and related expenses	180	42
Board related expenses	29	19
Advertising	18	7
Rent and Utilities	5	5
Printing	4	5
Loan and foreclosed asset expenses	4	–
Travel	9	5
Other	15	5
Total SG&A	$350	$150

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

12. Subsequent Events

Management of the Company has evaluated subsequent events through May 5, 2016, the date these consolidated financial statements were issued.

Under the Notes offering, the Company issued an additional $1,559 subsequent to March 31, 2016 and had redemptions of $0. The total debt issued and outstanding pursuant to the Notes offering as of May 5, 2015 is $10,678. Of the $10,678, $2,706 is from managers, members, and their respective affiliates.

On May 3, 2016, the Company demanded full payment of all principal and interest on a loan (the “Eclipse Partners Loan”) between the Company and Eclipse Partners II, LLC, due to the fact that the Eclipse Partners Loan was approximately 60 days delinquent in interest payments. The Eclipse Partners Loan had an accounting balance of $1,611, and shared a cash deposit of $300 as additional collateral with another loan to a related party of the borrower (that $300 is not deducted from the $1,611). The Eclipse Partners Loan is evidenced by a promissory note and is secured by a mortgage. The Eclipse Partners Loan being demanded was included as a special mention loan in these financials. The Company does not anticipate booking an impairment of the Eclipse Partners Loan as a result of the demanding of the Eclipse Partners Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

We had $17,515 and $14,060 in loan assets as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we have a limited number of construction loans in eleven states with sixteen borrowers, and have three development loans in Pittsburgh, Pennsylvania. At the end of 2014 and again in April 2015, we entered into purchase and sale agreements for portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015 and it has allowed us to increase our loan balances and commitments significantly in 2015 and 2016.

We currently have six sources of capital:

	March 31, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$5,997	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	8,598	7,897
Other unsecured debt	600	600
Preferred equity	1,050	1,010
Common equity	2,212	2,274

Total	$18,457	$15,464

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

Loan losses are also impacted when a loan asset is taken through foreclosure or similar means and changed from a loan to a foreclosed asset. The valuation for foreclosed assets does not include future value, as it does while the asset is a loan, and therefore the calculation can have a different result. Also as market values of foreclosed assets reduce, losses are added to loan loss. Gains on loan assets as they become foreclosed assets, and as foreclosed assets are liquidated, are reflected in non-interest income, gain on foreclosed assets.

Fair Value

Nature of estimates required

Currently, fair value of collateral has the potential to impact the calculation of the loan loss provision most heavily. Specifically relevant to the allowance for loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. Also the fair value of real estate will affect our foreclosed asset value (which is booked at 100% of fair value, after selling costs are deducted). Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various assumptions that could be used, determining the collateral’s fair value requires significant judgment.

Sensitivity analysis

March 31, 2016
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$27

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $17,515 and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, an addition to the loan loss provision of $27 would be required.

March 31, 2016
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 30%*	$–
Decreasing fair value of the foreclosed asset by 30%	$(353)

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

Currently we anticipate a consistent average duration of 27 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest expense for 2016, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in interest expense for 2016.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration by 2 months for all remaining months of origination	$5
Increasing the average duration by 2 months for all remaining months of origination	$(5)

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

Consolidated Results of Operations

Key financial and operating data for the three months ended March 31, 2016 and 2015 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended
	2016	2015

Net Interest Income
Interest and fee income on loans	$849	$376
Interest expense	362	176

Net interest income	487	200
Less: Loan loss provision	8	8

Net interest income after loan loss provision	479	192

Non-Interest Income
Gain from foreclosure of assets	–	–

Income	479	192

Non-Interest Expense
Selling, general and administrative	350	150

Total non-interest expense	350	150

Net income	$129	$42

Earned distribution to preferred equity holder	26	25

Net income attributable to common equity holders	$103	$17

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	Three Months Ended March 31,
(in thousands of dollars)	2016		2015
Interest Income		*		*
Interest income on loans	$505	12%	$234	10%
Fee income on loans	344	8%	142	7%
Interest and fee income on loans	849	20%	376	17%
Interest expense – related parties	–	–	–	–
Interest expense – secured	117	3%	16	1%
Interest expense – unsecured	178	4%	103	5%
Amortization of offering costs	67	2%	57	2%
Interest expense	362	9%	176	8%
Net interest income (spread)	487	11%	200	9%

Weighted average outstanding loan asset balance	$17,131		$8,492

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income was 12% and 10% for the three months ended March 31, 2016 and 2015, respectively. This increase was due to an increase in our cost of funds, and default interest charged to a borrower in 2016. In the 2015 period, we did not recognize interest for a borrower we were foreclosing on. Our interest cost (expressed as a percentage of our loan assets) was 9% and 8% for the three months ended March 31, 2016 and 2015, respectively. These amounts are less than our actual borrowing rate, as some of the funds we lend are funded by equity that has no borrowing cost. The difference was 3% and 2% for three month periods ended March 31, 2016 and 2015 respectively. Our interest expense increased in 2016 as we sought to increase our loan balances and found that we were able to so by raising the interest rates we paid to our lenders, including the Notes program. We expect the relationship between interest income and expense for the first half of 2016 to be generally consistent with 2015. We expect an increase in the spread for the second half of 2016, as discussed in the next paragraph.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. In both 2016 and 2015, this fee was 4% of the average outstanding balance on those loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. In the three months ended March 31, 2016 and 2015, this fee was 8% and 7%, respectively, of the average outstanding balance on those loans. This increase was due to a shorter than expected weighted average duration of our loan portfolio in the 2016 period. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in 2016 vs. 2015 will be slightly higher due to construction loans being a higher portion of our balances in 2016, and slightly lower due to the 2011 loans only having fee income through July 2016. After July 2016, the interest rate on those loans increases to offset the decrease in fee income, but that amount will be reflected in the difference between the interest rate received and the interest rate paid amounts described in the previous paragraph.

● Amount of nonperforming assets. We had no nonperforming loan assets at March 31, 2016 and December 31, 2015, and nonperforming loans did not have a material impact on our interest figures during the three months ended March 31, 2016. We did have loans we were foreclosing on in the first quarter of 2015, which resulted in no interest being recognized on those loans in the three months ended March 31, 2015. We did not have foreclosed assets in the first three months of 2015, however we did have an average of $1,072 of foreclosed assets during the first three months of 2016. Those assets do not have an interest return, but we are paying interest on borrowings to fund those assets. On March 31, 2016 and December 31, 2015, we carried cash balances of $768 and $1,341, respectively. We would like to have a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This would help reduce any negative spread on idle cash. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. We have unfunded loan commitments outstanding as of March 31, 2016 and December 31, 2015 of $7,606 and $7,332, respectively. We do not anticipate having the secured line of credit mentioned above during 2016, and we expect to continue to carry cash balances as a result.

Loan Loss Provision

We recorded $8 and ($1) in the three month periods ended March 31, 2016 and 2015, respectively, in loss reserve related to our collective reserve (loans not individually impaired). We anticipate that the collective reserve will increase as our balances rise throughout 2016. We also recorded $0 and $9 in the three month periods ended March 31, 2016 and 2015, respectively, in loss reserve related to our specific reserve (for loans individually impaired).

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses
Legal and Accounting	$86	$62
Salaries and related expenses	180	42
Board related expenses	29	19
Advertising	18	7
Rent and Utilities	5	5
Printing	4	5
Loan and foreclosed asset expenses	4	–
Travel	9	5
Other	15	5
Total SG&A	$350	$150

We began paying our CEO effective January 1, 2016. Our CEO’s total compensation (including bonus accrual and benefits) was approximately $92 and $0 in the three months ended March 31, 2016 and 2015, respectively. We also had two additional employees, one field representative and one office. We anticipate adding more staff in 2016. Board related expenses increased due to the addition of a board member. Advertising increased due to expenses related to new builder efforts. Loan and foreclosed asset expenses increased due to expenses related to having real estate which we foreclosed on. Travel expense was higher due to our field representative and more site visits to potential loan jobsites. We anticipate additional travel and advertising expenses in 2016 due to having a field staff, the first of which was hired in December of 2015.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our company grows. At March 31, 2016 and December 31, 2015, we had $768 and $1,341, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. We anticipate loan production to increase in 2016, therefore increasing the average amount of cash we may hold, unless we obtain a line of credit from a financial institution.

Deferred Financing Costs, Net

Gross deferred financing costs were $954 and $935 as of March 31, 2016 and December 31, 2015, respectively. The accumulated amortization of those costs was $403 and $336 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2016 as compared to 2015.

The deferred financing costs are reflected as a reduction in the unsecured notes offering liability. The Company adopted the guidance on the presentation of debt issuance costs on January 1, 2016, as required. As a result, the Company retrospectively applied the guidance to the 2015 Consolidated Balance Sheet by reclassifying $599 of deferred financing costs previously classified in the assets section..

The following is a roll forward of deferred financing costs:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Deferred financing costs, beginning balance	$935	$737	$737
Additions	19	198	14

Deferred financing costs, ending balance	$954	$935	$751

Less accumulated amortization	(403)	(336)	(164)

Deferred financing costs, net	$551	$599	$587

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Accumulated amortization, beginning balance	$336	$107	$107
Additions	67	229	57

Accumulated amortization, ending balance	$403	$336	$164

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $5,405 and $6,004 as of March 31, 2016 and December 31, 2015, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 51 have been developed and sold, 15 are developed and not sold, and 15 are undeveloped as of March 31, 2016. The Tuscany subdivision is a single phase 18 lot subdivision, with 6 lots remaining as of March 31, 2016. A portion of the collateral of the Pennsylvania Loans is preferred equity interests in us which might be difficult to sell to reduce the loan balance.

In April, July, September, and December 2013, in March and December 2014, and in March, June, and December of 2015, we entered into amendments to the Pennsylvania Loans. As a result of these amendments, BMH was allowed to borrow for the construction of homes on lots 204, 205, and 206 of the Hamlets subdivision and lots 2 and 5 of the Tuscany subdivision, both located in a suburb of Pittsburgh, Pennsylvania, and to borrow for the purchase of lot 5 of the Hamlets subdivision. As of March 31, 2016, all of the construction loans for homes extended by amendment to the credit agreement have been repaid. The lot loan for lot 5 in the Hamlets subdivision is still outstanding.

As a result of these amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. As of March 2016, the Hoskins Group invests in our preferred equity in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of these amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued a letters of credit to a sewer authority relating to BMH Loan which totaled $68 at both March 31, 2016 and December 31, 2015 (the “Letter of Credit”), and we issued cash bonds for development with $257 outstanding at both March 31, 2016 and December 31, 2015. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2016. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,306	$6,456	(3)	$5,471	75%	$1,000
Total	1	3	$7,306	$6,456		$5,471	75%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,050 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,118	77%	$1,000
Total	1	3	$7,902	$6,456		$6,118	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,170	$1,519	$1,115	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	313	62%		5%
Florida	3	11	12,637	7,809	5,816	62%		5%
Georgia	2	3	3,916	2,278	859	58%		5%
New Jersey	1	2	670	452	316	67%		5%
New York	1	1	1,000	350	344	35%		5%
North Carolina	1	1	208	146	146	70%		5%
Pennsylvania	2	8	7,637	4,558	3,250	60%		5%
South Carolina	2	8	1,324	951	664	72%		5%
Utah	1	2	730	511	49	70%		5%
Total	16	43	$32,081	$19,745	$13,123	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Commercial loans, gross	$18,594	$15,247
Less: Deferred loan fees	(579)	(628)
Less: Deposits	(464)	(521)
Plus: Deferred origination expense	10	–
Less: Allowance for loan losses	(46)	(38)

Commercial loans, net	$17,515	$14,060

Roll forward of commercial loans:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2015

Beginning balance	$14,060	$8,097	$8,097
Additions	7,081	13,760	1,233
Payoffs/Sales	(3,620)	(6,436)	(1,320)
Moved to foreclosed assets	–	(767)	–
Change in deferred origination expense	10	–	–
Change in builder deposit	(57)	(387)	10
Change in loan loss provision	(8)	(17)	(8)
New loan fees	(332)	(897)	(44)
Earned loan fees	381	707	142

Ending balance	$17,515	$14,060	$8,110

Finance Receivables – By risk rating:

	March 31, 2016	December 31, 2015

Pass	$13,607	$14,060
Special mention	3,908	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$17,515	$14,060

Finance Receivables – Method of impairment calculation:

	March 31, 2016	December 31, 2015

Performing loans evaluated individually	$12,084	$9,971
Performing loans evaluated collectively	5,431	4,089
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$17,515	$14,060

The special mention loans as of March 31, 2016 are almost entirely from two loans to a borrower in Sarasota, Florida. One loan is 5 days late on interest, and the other is 35 days late on interest. We are in discussions with the borrower, and have a $300 cash deposit from the customer. There is no specific reserve for these loans, and they are still included in the collective reserve calculation.

Below is an aging schedule of loans receivable as of March 31, 2016, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	44	$13,607	78%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	44	$13,607	78%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	2	$3,908	22%

Total	46	$17,515	100%

Below is an aging schedule of loans receivable as of March 31, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	46	$17,515	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	46	$17,515	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	46	$17,515	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Customer Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of March 31, 2016 and December 31, 2015 was $230 and $267, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Eleven and ten other loans active as of March 31, 2016 and December 31, 2015 also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $233 and $231 as of March 31, 2016 and December 31, 2015, respectively.

Roll forward of interest escrow:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2015

Beginning balance	$498	$318	$318
+ SF Loan interest and preferred equity dividends	25	82	7
+ Additions from Pennsylvania Loans	114	562	12
+ Additions from other loans	66	328	41
- Interest and fees	(240)	(755)	(149)
- Repaid to borrower or used to reduce principal	–	(37)	(28)

Ending balance	$463	$498	$201

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity and moved $125 of the note payable to the interest escrow. In January 2015, we repaid the remaining $375 to the borrower. In addition, we owed $9,119 and $8,496 in Notes payable under our Notes offering as of March 31, 2016 and December 31, 2015, respectively. In August 2015, we borrowed $500 through a note with Seven Kings Holdings, Inc. (“7Kings”), which is currently due in August of 2016. We also have a note to a third party for $100 which is due in June 2017. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

We have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both March 31, 2016 and December 31, 2015. We had $1,500 available to us on the affiliate lines as of both March 31, 2016 and December 31, 2015, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.

S.K. Funding, LLC (“S.K. Funding”), an affiliate of Seven Kings Holdings, Inc. (“7Kings”), owns 4% of our common equity. S.K. Funding is also a buyer in a purchase and sale agreement where we are the seller. 7Kings is an investor in our notes program for $500 and has a $500 unsecured note due from us.

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with 1st Financial Bank USA whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser. Purchaser is buying senior positions in the loans they purchase, originally 50%, 60% as of January 2016, of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding made by purchaser under all loans purchased in the trailing 12 months.

In April 2015, the Company entered into a purchase and sale agreement with 7Kings as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. On or about May 7, 2015, 7Kings assigned its right and interest in the purchase and sale agreement to S.K. Funding, an affiliate of 7Kings. S.K. Funding may adjust the $1,500 with notice, but such change will not cause a buyback by us. S.K. Funding is buying pari-passu positions in the loans they purchase, generally 50% of each loan. S.K. Funding generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with S.K. Funding whereby S.K. Funding agreed to buy priority interests of $1,000 each in two large loans we originated. In the first quarter of 2016, after one of the $1,000 loans repaid, we entered into an additional modification whereby S.K. Funding agreed to buy priority interests totaling $2,000 in a total of three large loans we originated. The interest rate for the loans covered by these modifications is 9.5% to S.K. Funding. On December 31, 2015, S.K. Funding purchased 4% of our common equity from the Wallach family.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	March 31, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$4,403	$2,069	$2,723	$1,061
S. K. Funding, LLC	7,335	3,928	4,522	2,622

Total	$11,738	$5,997	$7,245	$3,683

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

The Company’s anticipated primary sources of liquidity going forward are:

●	The purchase and sale agreements, which are allowing for a significant increase in loan balances;

●	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 43 states as of March 31, 2016. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $9,119 and $8,496 in Notes proceeds as of March 31, 2016 and December 31, 2015, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2016, focusing on the efforts that have proven fruitful;

●	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 40% and 37% of our total outstanding loan commitments as of March 31, 2016 and December 31, 2015, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $230 and $267 as of March 31, 2016 and December 31, 2015, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer while he is performing (interest is being credited from his interest escrow). As of March 31, 2016, our next two largest customers make up 24% and 8% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively; and

●	Funds borrowed from affiliated creditors.

We generated net income of $129 and $42 for the three months ended March 31, 2016 and 2015, respectively and cash flow from operations of $276 and ($21) for the same periods. The largest factor causing cash flow to be greater than income in the period ended March 31, 2016 was an increase in interest payable to note holders who are compounding their interest of $269. The largest factor causing cash flow to be less than income in the period ended March 31, 2015 was a decrease in the customer interest escrow of $117. At March 31, 2016 and December 31, 2015, we had cash on hand of $768 and $1,341, respectively, and our outstanding debt totaled $15,716 and $12,779, respectively, of which $5,997 and $3,683 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of March 31, 2016 and December 31, 2015, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $7,606 and $7,332, respectively. Our availability on our line of credit from our members was $1,500 at both March 31, 2016 and December 31, 2015. Our members are not obligated to fund requests under our line of credit.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, two unsecured notes, and our unsecured Notes from the public offering. The loan balance from our members on both March 31, 2016 and December 31, 2015 was $0. We had balances on our purchase and sale agreements (which are treated like secured lines of credit in our consolidated financial statements) of $5,997 and $3,683 on March 31, 2016 and December 31, 2015, respectively. The loan balance on all unsecured notes not part of the Notes program was $600 on both March 31, 2016 and December 31, 2015. The balance of debt from the Notes offering was $9,119 and $8,496 as of March 31, 2016 and December 31, 2015, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We currently (or may in the future) generate liquidity from:

●	proceeds from our purchase and sale agreements;

●	proceeds from the Notes;

●	interest and fee income;

●	repayments of loan receivables;

●	borrowings in the form of the demand loans from our members;

●	borrowings from lines of credit with banks (not in place yet);

●	sale of property obtained through foreclosure (none to date); and

●	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

●	make payments on other borrowings, including loans from affiliates;

●	pay Notes on their scheduled due date and Notes that we are required to redeem early;

●	make interest payments on the Notes; and

●	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

○	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

○	to make distributions to equity owners, including the preferred equity;

○	for working capital and other corporate purposes;

○	to purchase defaulted secured debt from financial institutions at a discount;

○	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

○	to purchase real estate, in which we will operate our business; and

○	to redeem Notes which we have decided to redeem prior to maturity.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Pursuant to the Tenth Amendment to the Credit Agreement and the Second Preferred Unit Purchase Agreement, we agreed to issue and sell to Investor’s Mark Acquisitions, LLC (“IMA”) and Benjamin Marcus Homes, L.L.C. (“BMH”), in multiple closings, up to 5 Series B Cumulative Redeemable Preferred Units (“Preferred Units”) at a liquidation preference of $100,000 per unit. Specifically, IMA and BMH agreed to purchase 1/10th of a Preferred Unit for $10,000 upon the closing of each lot sold by IMA in the Tuscany subdivision or any subdivisions thereof and each lot sold by BMH in the Hamlets of Springdale subdivision phases 3, 4 and 5.

In January, February and March of 2016, IMA and BMH closed on four lots and, upon each closing, purchased 1/10th of a Preferred Unit for $10,000 pursuant to the Second Preferred Unit Purchase Agreement, for a total of 4/10th of a Preferred Unit purchased for $40,000. The proceeds received from the sale of the partial Preferred Units in these transactions were used for the funding of construction loans.

The transactions described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and IMA represented to the Registrant that it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of March 31, 2016, we had issued $1,901,000 in Notes pursuant to that public offering. From September 29, 2015 through March 31, 2016, we incurred expenses of $54,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2016 were $1,847,000, 100% of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2016, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

3.6	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Third Amendment to the Loan Purchase and Sale Agreement with 1st Financial Bank USA, dated January 12, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2016, Commission File No. 333-203707

10.2	Construction Loan Agreement with Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.3	Promissory Note with Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.4	Mortgage and Security Agreement by Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.5	Second Amendment to Loan Purchase and Sale Agreement with S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 5, 2016	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

