Form 10-Q
period 2016-06-30
Shepherd's Finance, LLC
filed 2016-07-28
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$1,032	$1,341
Accrued interest on loans	294	146
Loans receivable, net	16,595	14,060
Foreclosed assets	3,153	965
Other assets	124	14
Total assets	$21,198	$16,526
Liabilities and Members’ Capital
Customer interest escrow	$418	$498
Accounts payable and accrued expenses	1,000	539
Notes payable secured	5,476	3,683
Notes payable unsecured, net of deferred financing costs	10,899	8,497
Due to preferred equity member	26	25
Total liabilities	17,819	13,242

Commitments and Contingencies (Notes 4 and 8)

Series B preferred equity	1,060	1,010
Class A common equity	2,319	2,274
Members’ capital	3,379	3,284

Total liabilities and members’ capital	$21,198	$16,526

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2016	2015	2016	2015
Interest Income
Interest and fee income on loans	$898	$410	$1,747	$786
Interest expense	436	183	798	359

Net interest income	462	227	949	427
Less: Loan loss provision	(2)	15	6	23

Net interest income after loan loss provision	464	212	943	404

Non-Interest Income
Gain from foreclosure of assets	44	–	44	–

Income	508	212	987	404

Non-Interest Expense
Selling, general and administrative	305	119	655	269

Total non-interest expense	305	119	655	269

Net Income	$203	$93	$332	$135

Earned distribution to preferred equity holder	26	25	52	50

Net income attributable to common equity holder	$177	$68	$280	$85

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

Six Months
Ended
(in thousands of dollars)	June 30, 2016
Members’ capital, as of December 31, 2015	$3,284
Net income	332
Additional capital (preferred)	50
Earned distributions to preferred equity holder	(52)
Distributions to common equity holders	(235)

Members’ capital, as of June 30, 2016	$3,379

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended
	June 30,
(in thousands of dollars)	2016	2015

Cash flows from operations
Net income	$332	$135
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	134	105
Provision for loan losses	6	23
Net loan origination fees deferred (earned)	(93)	(26)
Change in deferred origination expense	(30)	–
Gain on foreclosed assets	(44)	–
Net change in operating assets and liabilities
Other assets	(110)	(13)
Accrued interest on loans	(278)	(30)
Customer interest escrow	(80)	285
Accounts payable and accrued expenses	461	152

Net cash provided by (used in) operating activities	298	631

Cash flows from investing activities
Loan originations and principal collections, net	(4,057)	(795)
Investment in foreclosed assets	(375)	–

Net cash provided by (used in) investing activities	(4,432)	(795)

Cash flows from financing activities
Contributions from members	50	–
Distributions to members	(286)	(112)
Proceeds from secured note payable	5,023	1,344
Repayments of secured note payable	(3,230)	(515)
Proceeds from unsecured notes payable	2,355	1,804
Redemptions of unsecured notes payable	(59)	(540)
Repayment of unsecured note payable	––	(375)
Deferred financing costs paid	(28)	(97)

Net cash provided by (used in) financing activities	3,825	1,509

Net increase (decrease) in cash and cash equivalents	(309)	1,345

Cash and cash equivalents
Beginning of period	1,341	558

End of period	$1,032	$1,903

Supplemental disclosure of cash flow information
Cash paid for interest	$378	$113
Non-cash investing and financing activities
Earned but not paid distribution to preferred equity holder	$26	$25
Foreclosure of assets	$1,813	$–
Accrued interest reduction due to foreclosure	$130	$–
Net loan origination fees (earned) due to foreclosure	$(55)	$–

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

	June 30, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$5,476	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	10,199	7,897
Other unsecured debt	700	600
Preferred equity	1,060	1,010
Common equity	2,319	2,274

Total	$19,754	$15,464

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $25 and $10 for the six months ended June 30, 2016 and 2015, respectively.

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

The following is a roll forward of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30, 2016	December 31, 2015	June 30, 2015

Deferred financing costs, beginning balance	$935	$737	$737
Additions	28	198	97

Deferred financing costs, ending balance	$963	$935	$834

Less accumulated amortization	(470)	(336)	(212)

Deferred financing costs, net	$493	$599	$622

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30, 2016	December 31, 2015	June 30, 2015

Accumulated amortization, beginning balance	$336	$107	$107
Additions	134	229	105

Accumulated amortization, ending balance	$470	$336	$212

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At June 30, 2016, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of June 30, 2016 and December 31, 2015, 41% and 37%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of June 30, 2016, our next two largest customers make up 14% and 8% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance required retrospective application. The Company adopted the guidance on January 1, 2016, as required. See Note 1-Deferred Financing Costs, Net for additional information regarding the adoption of the new guidance

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In February 2016, the FASB issued FASB ASU 2016-02, Leases (“ASU 2016-02”), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities on the balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early application is permitted. The new standard provides for a modified retrospective application for leases existing at, or entered into after, the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan’s entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Disaggregation by vintage will be optional for nonpublic business entities. Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2020. Early application will be permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments on the consolidated financial statements.

Subsequent Events

Management of the Company has evaluated subsequent events through July 28, 2016, the date these consolidated financial statements were issued. See Note 12.

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

Fair Value Measurements of Financial Assets on a Recurring Basis

The Company has no financial and non-financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements of Financial Assets on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment. The fair values of impaired loans with specific allocations of the allowance for loan losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell. Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals less selling costs.

Fair value estimates are determined using the methodology discussed in Note 2. The real estate appraisals are on similar properties at similar times, however due to the differences in time and properties, the fair values estimates for impaired loans and foreclosed assets are classified as Level 3 inputs. There were no impaired assets as of June 30, 2016 or December 31, 2015.

Impaired Loans

Fair value estimates are determined using the methodology discussed in Note 2. The appraisals are on similar properties at similar times, however due to the differences in time and properties, the impaired loans are classified as Level 3. There were no impaired loan assets as of June 30, 2016 or December 31, 2015.

Foreclosed assets

Foreclosed assets (upon initial recognition or subsequent impairment) are non-financial assets measured at fair value on a non-recurring basis.

During both 2016 and 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value. The excess of fair value measurements of foreclosed assets over the carrying value of the underlying loans result in a gain in non-interest income. The excess of the carrying value of the underlying loans over the fair value measurements of foreclosed assets are charged-off to the allowance for possible loan losses. These valuations are Level 3 valuations because the appraisal is comparing similar properties which sold at a similar date, but not the same. Foreclosed assets were $3,153 and $965 as of June 30, 2016 and December 31, 2015, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets in 2015, the Company recognized a gain in non-interest income of approximately $105 subsequent to June 30, 2015. During 2015, there were no foreclosed assets remeasured at fair value subsequent to initial recognition. In connection with the measurement and initial recognition of the foregoing foreclosed assets in 2016, the Company recognized a gain in non-interest income of approximately $44. During 2016, there were no foreclosed assets remeasured at fair value subsequent to initial recognition.

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at June 30, 2016 and December 31, 2015. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at June 30, 2016 and December 31, 2015. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Although interest receivable from our customers does not yield additional interest to us, because interest is due roughly 10 days after it is billed, the impact is negligible and the fair value approximates the carrying value at both June 30, 2016 and December 31, 2015.

Other Assets

Other assets at June 30, 2016 were $124, of which $99 were short term receivables established on June 30, 2016 for two different transactions. These funds were received in the first week of July 2016 and are treated as Interest Receivable for fair value measurement.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both June 30, 2016 and December 31, 2015.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at June 30, 2016 and December 31, 2015. The interest on our Notes offering is paid to our Note Holders either monthly or at the end of their investment, compounding on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well. The interest payable makes up the bulk of our accounts payable and accrued expenses.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

June 30, 2016

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,032	$1,032	$1,032	$–	$–
Loans receivable, net	16,595	16,595	–	–	16,595
Other assets	124	124	–		124
Accrued interest on loans	294	294	–	–	294
Financial Liabilities
Customer interest escrow	418	418	–	–	418
Notes payable secured	5,476	5,476	–	–	5,476
Notes payable unsecured, net	10,899	10,899	–	–	10,899
Accounts payable and accrued expenses	1,000	1,000	–	–	1,000

December 31, 2015

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,341	$1,341	$1,341	$–	$–
Loans receivable, net	14,060	14,060	–	–	14,060
Accrued interest on loans	146	146	–	–	146
Financial Liabilities
Customer interest escrow	498	498	–	–	498
Notes payable secured	3,683	3,683	–	–	3,683
Notes payable unsecured, net	8,497	8,497	–	–	8,497
Accounts payable and accrued expenses	539	539	–	–	539

4. Financing Receivables

Financing receivables are comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Commercial loans, gross	$17,651	$15,247
Less: Deferred loan fees	(480)	(628)
Less: Deposits	(562)	(521)
Plus: Deferred origination expense	30	–
Less: Allowance for loan losses	(44)	(38)

Commercial loans, net	$16,595	$14,060

Roll forward of commercial loans:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015

Beginning balance	$14,060	$8,097	$8,097
Additions	10,692	13,760	4,015
Payoffs/Sales	(6,594)	(6,436)	(3,196)
Moved to foreclosed assets	(1,639)	(767)	–
Change in deferred origination expense	30	–	–
Change in builder deposit	(41)	(387)	(24)
Change in loan loss provision	(6)	(17)	(23)
New loan fees	(540)	(897)	(268)
Earned loan fees	633	707	294

Ending balance	$16,595	$14,060	$8,895

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

As a result of amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. Beginning in December 2015, the Hoskins Group invests in our preferred equity in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued several letters of credit relating to BMH Loan which totaled $153 and $68 at June 30, 2016 and December 31, 2015, respectively (the “Letter of Credit”), and we issued cash bonds for development with $257 outstanding at both June 30, 2016 and December 31, 2015. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

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

The BMH Loan is secured by a second priority mortgage in residential property consisting of one building lot and a parcel of land of approximately 34 acres which is currently partially under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a third mortgage in the amount of $400, with a balance of approximately $139 and $157 as of June 30, 2016 and December 31, 2015, respectively. The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by the seller, an independent third-party. The superior mortgage balance is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania loan financing receivables at June 30, 2016 and December 31, 2015 in the tables detailing the Pennsylvania Loans below.

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

The New IMA Loan is secured by a mortgage in residential property originally consisting of 18 lots (6 and 8 lots remained as of June 30, 2016 and December 31, 2015, respectively) located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $92 remaining to be completed as of June 30, 2016.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687, of which $1,687 was outstanding as of both June 30, 2016 and December 31, 2015. Interest on the Existing IMA Loan accrued annually at a rate of 7.0% through December 30, 2014. Beginning December 31, 2014, the interest rate was the same as the New IMA Loan. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrent with the execution of the loans above, we entered into the SF Loan with the Hoskins Group, under which we were the borrower. The SF Loan is described in Note 6.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of June 30, 2016 and December 31, 2015 was $112 and $267, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

Construction loans

The Pennsylvania Loans have been modified from time to time to allow for funding of construction of homes. Those loans are detailed in the tables below.

A detail of the financing receivables for the Pennsylvania loans at June 30, 2016 is as follows:

Item	Term		Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand	(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)				$–		$1,079
Lots				1,094		2,628	(7)
Interest Escrow				950		112
Cash Bond				257	(5)	257
Loan Fee				750		–

Total BMH Loan				3,051		4,076
IMA Loans
New IMA Loan (loan fee)	Demand	(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand	(1)	COF +2% (7% Floor)	577		–
Existing IMA Loan	Demand	(2)	COF +2% (7% Floor)	1,687		2,277	(3)

Total IMA Loans				2,514		2,277

Unearned Loan Fee				(16)		–
SF Preferred Equity				–		1,060	(8)

Total				$5,549		$7,413

A detail of the financing receivables for the Pennsylvania loans at December 31, 2015 is as follows:

Item	Term		Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand	(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)				$–		$1,079
Lots				974		2,338	(4)
Interest Escrow				950		267
Cash Bond				257	(5)	257
Loan Fee				750		–

Total BMH Loan				2,931		3,941
IMA Loans
New IMA Loan (loan fee)	Demand	(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand	(1)	COF +2% (7% Floor)	1,251		–
Existing IMA Loan	Demand	(2)	COF +2% (7% Floor)	1,687		2,951	(6)

Total IMA Loans				3,188		2,951

Unearned Loan Fee				(115)		–
SF Preferred Equity				–		1,010	(8)

Total				$6,004		$7,902

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $2,369, net of the net estimated costs to finish the development of $92.

(4) Estimated collateral value is equal to the appraised value of the remaining lots of $3,600, net of the net estimated costs to finish the development of $531 and the first mortgage amount of $731.

(5) The cash bond is in place to guarantee to the township that work will be completed on this project. We will fund this work and expect to cancel the bond upon completion of the work.

(6) Estimated collateral value is equal to the appraised value of $3,101, net of estimated costs to finish the development of $150.

(7) Estimated collateral value is equal to the lots’ appraised value of $3,156 minus remaining improvements of $435, net of the outstanding first mortgage of $93.

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

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2016. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,413	$6,541	(3)	$5,565	75%	$1,000
Total	1	3	$7,413	$6,541		$5,565	75%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,060 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,119	77%	$1,000
Total	1	3	$7,902	$6,456		$6,119	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,545	$1,081	$619	70%		5%
Connecticut	1	1	715	500	348	70%		5%
Delaware	1	2	1,074	671	516	62%		5%
Florida	4	8	9,464	5,715	4,222	60%		5%
Georgia	3	5	4,390	2,610	1,145	59%		5%
Idaho	1	1	319	215	95	67%		5%
New Jersey	2	2	677	456	165	67%		5%
New York	1	4	1,445	617	565	43%		5%
North Carolina	1	1	242	169	14	70%		5%
Pennsylvania	2	6	6,927	4,112	3,632	59%		5%
South Carolina	3	7	1,858	1,301	214	70%		5%
Tennessee	1	3	1,080	767	375	71%		5%
Utah	1	2	730	511	176	70%		5%
Total	22	45	$30,466	$18,725	$12,086	61	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	June 30, 2016	December 31, 2015

Pass	$14,258	$14,060
Special mention	2,337	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$16,595	$14,060

Finance Receivables – Method of impairment calculation:

	June 30, 2016	December 31, 2015

Performing loans evaluated individually	$11,199	$9,971
Performing loans evaluated collectively	5,396	4,089
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$16,595	$14,060

At June 30, 2016 and December 31, 2015, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

5. Foreclosed Assets

Roll forward of Foreclosed Assets:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015

Beginning balance	$965	$–	$–
Additions from loans	1,813	885	–
Additions for construction/development	375	85	–

Ending balance	$3,153	$965	$–

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We have an agreement with a builder to build a house on one of the lots (which is nearing completion as of June 30, 2016) and will likely start construction on a second home once the first has a sales agreement. Two of the properties are partially completed homes in Louisiana, and work is proceeding to complete those homes. We acquired one property via a deed in lieu of foreclosure during 2016. This property is a beach lot in Sarasota, Florida. We have executed the seller’s part of an option to purchase the property which expires in December 2016. If that sale is executed, we will record a small gain on the sale.

6. Borrowings

The following table displays our borrowings:

	June 30, 2016	December 31, 2015
Borrowing Source
Purchase and sale agreements	$5,476	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	10,199	7,897
Other unsecured debt	700	600

Total	$16,375	$12,180

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with 1st Financial Bank USA whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser. Purchaser is buying senior positions in the loans they purchase, originally 50%, 60% on new loans as of January 2016, of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding provided by purchaser under all loans purchased in the trailing 12 months.

In April 2015, the Company entered into a purchase and sale agreement with Seven Kings Holdings, Inc. (“7Kings”) as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. On or about May 7, 2015, 7Kings assigned its right and interest in the purchase and sale agreement to S.K. Funding, LLC (“S.K. Funding”), an affiliate of 7Kings. S.K. Funding may adjust the $1,500 with notice, but such change will not cause a buyback by us. S.K. Funding is buying pari-passu positions in the loans they purchase, generally 50% of each loan. S.K. Funding generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with S.K. Funding whereby S.K. Funding agreed to buy priority interests of $1,000 each in two large loans we originated. In the first quarter of 2016, after one of the $1,000 loans repaid, we entered into an additional modification whereby S.K. Funding agreed to buy priority interests totaling $2,000 in a total of three large loans we originated. The interest rate for the loans covered by these modifications is 9.5% to S.K. Funding. On June 30, 2016, one of those two loans was terminated with a deed in lieu of foreclosure. The property is owned by us, and we owe S.K. Funding $1,000 on that property (secured by mortgage) to be repaid upon the sale of the property. This amount is still covered by our purchase and sale agreement and is included in the totals in the chart below. On December 31, 2015, S.K. Funding purchased 4% of our common equity from the Wallach family.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	June 30, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$3,366	$1,667	$2,723	$1,061
S.K. Funding, LLC	6,281	3,809	4,522	2,622

Total	$9,647	$5,476	$7,245	$3,683

The $6,281 of loans which served as collateral for Seven Kings Holdings, Inc. does not include the book value of the foreclosed assets which also secure their position, which amount is $1,813.

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 4.17% and 4.20% as of June 30, 2016 and December 31, 2015, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 at both June 30, 2016 and December 31, 2015, leaving $1,500 in potential credit availability on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The Company has not borrowed on these lines in either 2015 or 2016.

S.K. Funding owns 4% of our common equity. S.K. Funding is also a buyer in a purchase and sale agreement where we are the seller. 7Kings is an investor in our notes program for $500 and has a $500 unsecured note due from us.

Other Unsecured Loans

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of June 30, 2016 and December 31, 2015. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note was due on February 19, 2016, was renewed through August 18, 2016, and may be prepaid at any time without penalty. Interest is due at the end of each month and was $14 in 2015 and $19 in the first six months of 2016. On December 31, 2015, S.K. Funding, an affiliate of 7Kings, purchased 4% of our common equity from the Wallach family.

In December 2015, we entered into an unsecured note with an unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding on both June 30, 2016 and December 31, 2015. Interest on this note accrues annually at a rate of 7.9%. The note is due on June 23, 2017 and may be prepaid at any time without penalty. Interest accrues and compounds monthly. In April 2016, we entered into an unsecured note with the same unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding on June 30, 2016. Interest on this note accrues annually at a rate of 10%. The note is due on April 15, 2020 and may be prepaid at any time without penalty. Interest accrues and compounds monthly.

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

Notes Program

Borrowings through our public offerings were $10,692 and $8,496 at June 30, 2016 and December 31, 2015, respectively. The effective interest rate on the borrowings at June 30, 2016 and December 31, 2015 was 7.63% and 7.30%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015

Notes outstanding, beginning of period	$8,496	$5,427	$5,427
Notes issued	2,255	3,737	1,804
Note repayments / redemptions	(59)	(668)	(540)

Notes outstanding, end of period	$10,692	$8,496	$6,691

Less deferred financing costs, net	493	599	622

Notes outstanding, net	10,199	7,897	6,069

The following table shows the maturity of outstanding debt as of June 30, 2016.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2016	$8,164	$2,188	$500	$5,476
2017	2,853	2,753	100	–
2018	2,176	2,176	–	–
2019	1,580	1,580
2020	2,095	1,995	100	–

Total	$16,868	$10,692	$700	$5,476

Purchase and sale agreements are treated as secured lines of credit, where the collateral is demand loans, and therefore they are considered short term liabilities.

7. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The Class A common units are held by three members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both June 30, 2016 and December 31, 2015. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, purchased 4% of our common equity from the Wallach family.

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

The members’ capital balances by class are as follows:

Class	June 30, 2016	December 31, 2015
B Preferred Units	$1,060	$1,010
A Common Units	2,319	2,274

Members’ Capital	$3,379	$3,284

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

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $2,810 outstanding at June 30, 2016. The larger of these investments are detailed below:

	Relationship to			Weighted average interest	Interest earned during the six months ended
	Shepherd’s	Amount invested as of		rate as of	June 30,
Investor	Finance	June 30, 2016	December 31, 2015	June 30, 2016	2016	2015
Bill Myrick	Independent Manager	$281	$268	7.73%	$11	$6

R. Scott Summers	Son of Independent Manager	475	475	7.26%	12	4

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	8	7

David and Carole Wallach	Parents of Member	111	111	8.00%	5	4

Eric Rauscher	Independent Manager	600	600	7.13%	22	18

Joseph Rauscher	Parents of Independent Manager	186	186	8.00%	8	8

Schultz Family Revocable Living Trust	Parents of Member	111	96	8.21	5	3

Seven Kings Holdings, Inc.	Member	500	500	7.00%	17	17

9. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $7,615 and $7,332 at June 30, 2016 and December 31, 2015, respectively.

The Company has several Letters of Credit relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

The property securing the BMH Loan is subject to a mortgage in the amount of $1,146, which is held by United Bank and guaranteed by 84 FINANCIAL, L.P. The subordinated mortgage balance of $93 and $731 is subtracted from the appraised value of the land in the land valuation detail of the Pennsylvania financing receivables in Note 4 at June 30, 2016 and December 31, 2015, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2016 and 2015 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2016	2016	2016	2016	2015	2015	2015	2015

Net Interest Income	$–	$–	$464	$479	$326	$210	$212	$192
Non-Interest Income	–	–	44	–	105	–	–	–
SG&A expense	–	–	305	350	163	115	119	150
Net Income	$–	$–	$203	$129	$268	$95	$93	$42

11. Non-Interest expense detail

The following table displays our SG&A expenses:

	For the Six Months Ended June 30,
	2016	2015
Selling, general and administrative expenses
Legal and Accounting	$112	$88
Salaries and related expenses	385	82
Board related expenses	55	48
Advertising	25	10
Rent and Utilities	10	9
Printing	7	10
Loan and foreclosed asset expenses	17	1
Travel	19	8
Other	25	13
Total SG&A	$655	$269

12. Subsequent Events

Management of the Company has evaluated subsequent events through July 28, 2016, the date these interim condensed consolidated financial statements were issued.

On July 20, 2016, we entered into the Eleventh Amendment (the “Eleventh Amendment”) to the Credit Agreement with BMH and IMA.

Pursuant to the Eleventh Amendment, effective July 1, 2016, upon BMH paying us a “release price” upon the sale of a lot in the Hamlets subdivision or upon BMH obtaining construction financing on a lot in the Hamlets subdivision, we will apply 80% of such release price to payment of BMH’s principal balance on its indebtedness us and the remaining 20% will be applied to the interest escrow with us. Prior to the Eleventh Amendment, we would apply 90% of such release price to payment of BMH’s principal balance on its indebtedness to us and the remaining 10% would be applied to the interest escrow with us. Additionally, pursuant to the Eleventh Amendment and also effective July 1, 2016, upon IMA paying us a “release price” upon the sale of a lot in the Tuscany subdivision or upon IMA obtaining construction financing on a lot in the Tuscany subdivision, we will apply 80% of such release price to payment of IMA’s principal balance on its indebtedness to us and the remaining 20% will be applied to the interest escrow with us. Prior to the Eleventh Amendment, we would apply 90% of such release price to payment of IMA’s principal balance on its indebtedness to us and the remaining 10% would be applied to the interest escrow with us.

The Eleventh Amendment also requires that, effective July 1, 2016, $250,000 be added to the principal balance of the New IMA Note (as defined in the Credit Agreement) and the interest escrow.

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

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In a few limited circumstances, we lend money to homebuilders for the purchase of existing homes to be rehabbed. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business.

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

We had $16,595 and $14,060 in loan assets as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we have a limited number of construction loans in 13 states with 22 borrowers, and have three development loans in Pittsburgh, Pennsylvania. At the end of 2014 and again in April 2015, we entered into purchase and sale agreements for portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015 and it has allowed us to increase our loan balances and commitments significantly in 2015 and 2016.

We currently have six sources of capital:

	June 30, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$5,476	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	10,199	7,897
Other unsecured debt	700	600
Preferred equity	1,060	1,010
Common equity	2,319	2,274

Total	$19,754	$15,464

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

Sensitivity analysis

June 30, 2016
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$11

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $16,595 and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, an addition to the loan loss provision of $11 would be required.

June 30, 2016
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 30%*	$–
Decreasing fair value of the foreclosed asset by 30%	$(946)

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

Currently we anticipate a consistent average duration of 35 months for the Notes. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest in the next 12 months, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in the next 12 months.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration by 5 months for all remaining months of origination	$10
Increasing the average duration by 5 months for all remaining months of origination	$(7)

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to credit quality information, fair value measurements, related party transactions and revenue recognition require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under reexamination or have recently been addressed by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Notes 1 and 2 to our consolidated financial statements, as they discuss accounting policies that we have selected from acceptable alternatives.

Consolidated Results of Operations

Key financial and operating data for the three and six months ended June 30, 2016 and 2015 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2016	2015	2016	2015
Interest Income
Interest and fee income on loans	$898	$410	$1,747	$786
Interest expense	436	183	798	359

Net interest income	462	227	949	427
Less: Loan loss provision	(2)	15	6	23

Net interest income after loan loss provision	464	212	943	404

Non-Interest Income
Gain from foreclosure of assets	44	–	44	–

Income	508	212	987	404

Non-Interest Expense
Selling, general and administrative	305	119	655	269

Total non-interest expense	305	119	655	269

Net Income	$203	$93	$332	$135

Earned distribution to preferred equity holder	26	25	52	50

Net income attributable to common equity holder	$177	$68	$280	$85

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands of dollars)	2016		2015		2016		2015
Interest Income		*		*		*		*
Interest income on loans	$609	13%	$259	11%	$1,114	13%	$493	11%
Fee income on loans	289	6%	151	7%	633	7%	293	7%
Interest and fee income on loans	898	19%	410	18%	1,747	20%	786	18%
Interest expense related parties	–	–	–	–	–	–	–	–
Interest expense unsecured	224	5%	113	5%	402	5%	216	5%
Interest expense secured	145	3%	22	1%	262	3%	38	1%
Amortization offering costs	67	1%	48	2%	134	1%	105	2%
Interest expense	436	9%	183	8%	798	9%	359	8%
Net interest income (spread)	462	10%	227	10%	949	11%	427	10%

Weighted average outstanding loan asset balance	$18,620		$9,132		$17,875		$8,877

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income on loans was higher in both the three and six month periods ended June 30, 2016 as compared to the same periods in 2015. This increase was due to: 1) default interest charged to a borrower in 2016; 2) a higher interest rate charged to all of our borrowers (caused by an increase in our borrowing costs); and 3) not recognizing interest in 2015 for a borrower we were foreclosing on. Our interest expense increased in 2016 as we sought to increase our loan balances and found that we were able to do so by raising the interest rates we paid to our lenders, including the Notes program. Also we were using capital raised from debt to carry foreclosed assets, and while that raised our interest cost, it did not increase our weighted average outstanding loan balance.

The difference (spread) between the interest income and interest expense was 4% in both the three and six month periods ended June 30, 2016, and 3% for both the three and six months period ended June 30, 2015. This increase is due to charging default interest to one of our borrowers during 2016, and not charging interest during default of a borrower during 2015. We expect an increase in the spread for the second half of 2016, as discussed in the next paragraph.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee is being recognized over the life of the loans. In both 2016 and 2015, this fee was 4% of the average outstanding balance on those loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. In the three months ended June 30, 2016 and 2015, this fee was 6% and 7%, respectively, of the average outstanding balance on those loans. This decrease was due to a longer weighted average duration of our loan portfolio in the second quarter of 2016. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in 2016 vs. 2015 will be slightly higher due to construction loans being a higher portion of our balances in 2016, and slightly lower due to the 2011 loans only having fee income through July 2016. After July 2016, the interest rate on those loans increases to offset the decrease in fee income, but that amount will be reflected in the difference between the interest rate received and the interest rate paid amounts described in the previous paragraph.

● Amount of nonperforming assets. In 2015 we had loan assets we were foreclosing on which were not paying interest, and in 2016 we had no such loan assets. Our foreclosed assets do not have an interest return, and the balance of those has risen over the last four quarters. On June 30, 2016 and December 31, 2015, we carried cash balances of $1,032 and $1,341, respectively, which also do not have a material return. We have unfunded loan commitments outstanding as of June 30, 2016 and December 31, 2015 of $7,615 and $7,332, respectively.

Loan Loss Provision

We recorded $(2) and $2 in the three month periods ended June 30, 2016 and 2015, respectively, in loss reserve related to our collective reserve (loans not individually impaired). We recorded $6 and $2 in the six month periods ended June 30, 2016 and 2015, respectively, in loss reserve related to our collective reserve. In addition, we reserved $13 and $21 in the three and six month periods ended June 30, 2015 in our specific reserve (for loans individually impaired) specifically related to loans we were foreclosing on in 2015. We anticipate that the collective reserve will increase as our balances rise throughout 2016.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative expenses
Legal and accounting	$26	$26	$112	$88
Salaries and related expenses	205	40	385	82
Board related expenses	26	29	55	48
Advertising	7	3	25	10
Rent and utilities	5	4	10	9
Printing	3	5	7	10
Loan foreclosed asset expenses	13	1	17	1
Travel	10	3	19	8
Other	10	8	25	13
Total SG&A	$305	$119	$655	$269

We began paying our CEO effective January 1, 2016. Our CEO’s total compensation (including bonus accrual and benefits) was approximately $223 and $0 in the six months ended June 30, 2016 and 2015, respectively, and was $131 and $0 in the three months ended June 30, 2016 and 2015, respectively. We also had two additional employees, one field representative and one office for all six months of 2016 as compared to 2015, plus for the last two months we had an additional field representative. We anticipate adding more staff in 2016. Advertising increased due to expenses related to new builder efforts. Loan and foreclosed asset expenses increased due to expenses related to having real estate which we foreclosed on. Travel expense was higher due to our field representatives and more site visits to potential loan jobsites. We anticipate additional travel and advertising expenses in 2016 due to having a field staff, the first of which was hired in December of 2015.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. At June 30, 2016 and December 31, 2015, we had $1,032 and $1,341, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. We anticipate loan production to increase in 2016, therefore increasing the average amount of cash we may hold, unless we obtain a line of credit from a financial institution.

Deferred Financing Costs, Net

Gross deferred financing costs were $963 and $935 as of June 30, 2016 and December 31, 2015, respectively. The accumulated amortization of those costs was $470 and $336 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2016 as compared to 2015.

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

The following is a roll forward of deferred financing costs:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2015

Deferred financing costs, beginning balance	$935	$737	$737
Additions	28	198	97

Deferred financing costs, ending balance	$963	$935	$834

Less accumulated amortization	(470)	(336)	(212)

Deferred financing costs, net	$493	$599	$622

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2015

Accumulated amortization, beginning balance	$336	$107	$107
Additions	134	229	105

Accumulated amortization, ending balance	$470	$336	$212

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $5,549 and $6,004 as of June 30, 2016 and December 31, 2015, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 52 have been developed and sold, 15 are developed and not sold, and 13 are undeveloped as of June 30, 2016. The Tuscany subdivision is a single phase 18 lot subdivision, with 6 lots remaining as of June 30, 2016. A portion of the collateral of the Pennsylvania Loans is preferred equity interests in us which might be difficult to sell to reduce the loan balance.

As a result of amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. As of June 2016, the Hoskins Group invests in our preferred equity in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of amendments to the Credit Agreement, we funded an additional $500 of interest escrow, we issued several letters of credit relating to BMH Loan which totaled $153 and $68 June 30, 2016 and December 31, 2015, respectively (the “Letter of Credit”), and we issued cash bonds for development with $257 outstanding at both June 30, 2016 and December 31, 2015. We also allowed a fully funded mortgage in the amount of $1,146 to be placed in superior position to our mortgage, with the $1,146 proceeds being used to reduce the balance of BMH’s outstanding loan with us. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2016. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,413	$6,541	(3)	$5,565	75%	$1,000
Total	1	3	$7,413	$6,541		$5,565	75%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,060 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,119	77%	$1,000
Total	1	3	$7,902	$6,456		$6,119	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,545	$1,081	$619	70%		5%
Connecticut	1	1	715	500	348	70%		5%
Delaware	1	2	1,074	671	516	62%		5%
Florida	4	8	9,464	5,715	4,222	60%		5%
Georgia	3	5	4,390	2,610	1,145	59%		5%
Idaho	1	1	319	215	95	67%		5%
New Jersey	2	2	677	456	165	67%		5%
New York	1	4	1,445	617	565	43%		5%
North Carolina	1	1	242	169	14	70%		5%
Pennsylvania	2	6	6,927	4,112	3,632	59%		5%
South Carolina	3	7	1,858	1,301	214	70%		5%
Tennessee	1	3	1,080	767	375	71		5%
Utah	1	2	730	511	176	70%		5%
Total	22	45	$30,466	$18,725	$12,086	61	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

During the first half of 2016, we added 9 new customers and 4 new states. Our second largest customer stopped paying interest on two large loans. This was resolved by the customer deeding one property to us in lieu of foreclosure, and the customer partnered with another company to bring the other loan current. The new company also made a $97 deposit into an interest escrow to keep the loan current. These funds represent the vast majority of our other assets at June 30, 2016.

Another of our frequent borrowers has moved on to other lenders. We believe that overall demand for our product is high. In June 2016, we closed 15 loans with 9 customers in 6 states. We expect loan originations to increase in the third quarter as compared to the second quarter of 2016.

Financing receivables are comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Commercial loans, gross	$17,651	$15,247
Less: Deferred loan fees	(480)	(628)
Less: Deposits	(562)	(521)
Plus: Deferred origination expense	30	–
Less: Allowance for loan losses	(44)	(38)

Commercial loans, net	$16,595	$14,060

Roll forward of commercial loans:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015

Beginning balance	$14,060	$8,097	$8,097
Additions	10,692	13,760	4,015
Payoffs/Sales	(6,594)	(6,436)	(3,196)
Moved to foreclosed assets	(1,639)	(767)	–
Change in deferred origination expense	30	–	–
Change in builder deposit	(41)	(387)	(24)
Change in loan loss provision	(6)	(17)	(23)
New loan fees	(540)	(897)	(268)
Earned loan fees	633	707	294

Ending balance	$16,595	$14,060	$8,895

Finance Receivables – By risk rating:

	June 30, 2016	December 31, 2015

Pass	$14,258	$14,060
Special mention	2,337	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$16,595	$14,060

Finance Receivables – Method of impairment calculation:

	June 30, 2016	December 31, 2015

Performing loans evaluated individually	$11,199	$9,971
Performing loans evaluated collectively	5,396	4,089
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$16,595	$14,060

At June 30, 2016 and December 31, 2015, there were no loans acquired with deteriorated credit quality, past due loans, impaired loans, or loans on nonaccrual status.

The special mention loan as of June 30, 2016 is a loan to our second largest borrower, in Sarasota, Florida. This customer stopped paying interest on two large loans. This was resolved by the customer deeding one property to us in lieu of foreclosure, and the customer partnered with another company to bring the other loan current. The new company also made a $97 deposit into an interest escrow to keep the loan current. We determined to keep this loan as a special mention loan at June 30, 2016. There is no specific reserve for this loan, and it is still included in the collective reserve calculation.

Below is an aging schedule of loans receivable as of June 30, 2016, on a recency basis:

	No. Accts.	Unpaid Balances		%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	48		$16,595	100%
60-89 days	–		–	0%
90-179 days	–		–	0%
180-269 days	–		–	0%

Subtotal	48		$16,595	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–		$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)		$		0%

Total	48		$16,595	100%

Below is an aging schedule of loans receivable as of June 30, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	48	$16,595	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	48	$16,595	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	48	$16,595	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Foreclosed Assets

Roll forward of Foreclosed Assets:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015

Beginning balance	$965	$–	$–
Additions from loans	1,813	885	–
Additions for construction/development	375	85	–

Ending balance	$3,153	$965	$–

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We have an agreement with a builder to build a house on one of the lots (which is nearing completion as of June 30, 2016) and will likely start construction on a second home once the first home is under contract. Two of the properties are partially completed homes in Louisiana, and work is proceeding to complete those homes. We acquired one property via a deed in lieu of foreclosure during 2016. This property is a beach lot in Sarasota, Florida. We have executed the seller’s part of an option to purchase the property which expires in December 2016. If that sale is executed, we will record a small gain on the sale.

The house we built in Georgia, one of the homes in Louisiana, and the beach lot in Florida are currently being marketed for sale. The remaining home in Louisiana is progressing through construction and we will most likely construct homes on the remaining two lots in Georgia after the sales price for the first home is established.

Other Assets

Other assets at June 30, 2016 were $124, of which $99 were short term receivables established on June 30, 2016 for two different transactions. These funds were received in the first week of July 2016 and are treated as Interest Receivable for fair value measurement.

Customer Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of June 30, 2016 and December 31, 2015 was $112 and $267, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 10% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Eleven and ten other loans active as of June 30, 2016 and December 31, 2015 also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $306 and $231 as of June 30, 2016 and December 31, 2015, respectively.

Roll forward of interest escrow:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015

Beginning balance	$498	$318	$318
+ SF Loan interest and preferred equity dividends	51	82	32
+ Additions from Pennsylvania Loans	130	562	532
+ Additions from other loans	199	328	79
- Interest and fees	(460)	(755)	(330)
- Repaid to borrower or used to reduce principal	–	(37)	(28)

Ending balance	$418	$498	$603

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity and moved $125 of the note payable to the interest escrow. In January 2015, we repaid the remaining $375 to the borrower. In addition, we owed $10,692 and $8,496 in Notes payable under our Notes offering as of June 30, 2016 and December 31, 2015, respectively. In August 2015, we borrowed $500 through a note with Seven Kings Holdings, Inc. (“7Kings”), which is currently due in August of 2016. We also have two notes to a third party for $100 each which are due in June 2017 and April 2020. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

We have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both June 30, 2016 and December 31, 2015. We had $1,500 available to us on the affiliate lines as of both June 30, 2016 and December 31, 2015, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.

S.K. Funding, LLC (“S.K. Funding”), an affiliate of 7Kings, owns 4% of our common equity. S.K. Funding is also a buyer in a purchase and sale agreement where we are the seller. 7Kings is an investor in our notes program for $500 and has a $500 unsecured note due from us.

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

In April 2015, the Company entered into a purchase and sale agreement with 7Kings as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. On or about May 7, 2015, 7Kings assigned its right and interest in the purchase and sale agreement to S.K. Funding, an affiliate of 7Kings. S.K. Funding may adjust the $1,500 with notice, but such change will not cause a buyback by us. S.K. Funding is buying pari-passu positions in the loans they purchase, generally 50% of each loan. S.K. Funding generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with S.K. Funding whereby S.K. Funding agreed to buy priority interests of $1,000 each in two large loans we originated. In the first quarter of 2016, after one of the $1,000 loans repaid, we entered into an additional modification whereby S.K. Funding agreed to buy priority interests totaling $2,000 in a total of three large loans we originated. The interest rate for the loans covered by these modifications is 9.5% to S.K. Funding. On June 30, 2016, one of those two loans was to our borrower was terminated with a deed in lieu of foreclosure. The property is owned by us, and we owe S.K. Funding $1,000 on that property (secured by mortgage) to be repaid upon the sale of the property. This amount is still covered by our purchase and sale agreement and is included in the totals in the chart below. On December 31, 2015, S.K. Funding purchased 4% of our common equity from the Wallach family.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	June 30, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$3,366	$1,667	$2,723	$1,061
S.K. Funding, LLC	6,281	3,809	4,522	2,622

Total	$9,647	$5,476	$7,245	$3,683

The $6,281 of loans which served as collateral for Seven Kings Holdings, Inc. does not include the book value of the foreclosed assets which also secure their position, which amount is $1,813.

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

The Company’s anticipated primary sources of liquidity going forward are:

●	The purchase and sale agreements, which are allowing for a significant increase in loan balances;

●	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 44 states as of June 30, 2016. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $10,692 and $8,496 in Notes proceeds as of June 30, 2016 and December 31, 2015, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2016, focusing on the efforts that have proven fruitful;

●	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 41% and 37% of our total outstanding loan commitments as of June 30, 2016 and December 31, 2015, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $112 and $267 as of June 30, 2016 and December 31, 2015, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer on the development loan portion of his Balance while he is performing (this interest is being credited from his interest escrow). This customer is in good standing with us and is current on his construction loan interest payments. As of June 30, 2016, our next two largest customers make up 14% and 8% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively; and

●	Funds borrowed from affiliated creditors.

We generated net income of $332 and $135 for the six months ended June 30, 2016 and 2015, respectively and cash flow from operations of $298 and $631 for the same periods. The largest factors causing cash flow to be greater than income in the period ended June 30, 2015 was an increase in interest payable to note holders who are compounding their interest of $128 and an increase in the customer interest escrow of $285. At June 30, 2016 and December 31, 2015, we had cash on hand of $1,032 and $1,341, respectively, and our outstanding debt totaled $16,868 and $12,779, respectively, of which $5,476 and $3,683 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of June 30, 2016 and December 31, 2015, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $7,615 and $7,332, respectively. Our availability on our line of credit from our members was $1,500 at both June 30, 2016 and December 31, 2015. Our members are not obligated to fund requests under our line of credit.

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

First, any financial institution needs to match the maturities of its borrowings with the maturities of its assets. The bulk of most financial institutions’ borrowings are in the form of public investments or deposits. These generally have maturities that are either set periods of time, or upon the demand of the investor/depositor. The risk is that either obligations come due before funds are available to be paid out (a shortage of liquidity) or that funds are repaid before the obligation comes due (idle cash, as described herein). To mitigate these risks, we are not offering demand deposits (for instance, a checking account). Instead, we are offering Notes with varying maturities between one and four years, which are typically longer than the average life of the loans we extend. However, we have the option to repay the Notes early, if we wish, without penalty. These items protect us against this risk of matching of debt and asset maturity.

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, two unsecured notes, and our unsecured Notes from the public offering. The loan balance from our members on both June 30, 2016 and December 31, 2015 was $0. We had balances on our purchase and sale agreements (which are treated like secured lines of credit in our consolidated financial statements) of $5,476 and $3,683 on June 30, 2016 and December 31, 2015, respectively. The loan balance on all unsecured notes not part of the Notes program was $700 and $600 on June 30, 2016 and December 31, 2015, respectively. The balance of debt from the Notes offering was $10,692 and $8,496 as of June 30, 2016 and December 31, 2015, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

We currently (or may in the future) generate liquidity from:

●	proceeds from our purchase and sale agreements;

●	proceeds from the Notes;

●	interest and fee income;

●	repayments of loan receivables;

●	borrowings in the form of the demand loans from our members;

●	borrowings from lines of credit with banks (not in place yet);

●	sale of property obtained through foreclosure (none to date); and

●	other sources as we determine in the future.

We currently (or may in the future) use liquidity to:

●	make payments on other borrowings, including loans from affiliates;

●	pay Notes on their scheduled due date and Notes that we are required to redeem early;

●	make interest payments on the Notes; and

●	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

●	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

●	to make distributions to equity owners, including the preferred equity;

●	for working capital and other corporate purposes;

●	to purchase defaulted secured debt from financial institutions at a discount;

●	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

●	to purchase real estate, in which we will operate our business; and

●	to redeem Notes which we have decided to redeem prior to maturity.

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing average CD rates as reported by the Federal Reserve Board. The Board stopped issuing this information in 2014, as rates are so low. We will monitor and update once the Federal Reserve Board begins to update again. Short term interest rates were raised slightly at the end of 2015, but more recently rates have receded.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April of 2016, IMA and BMH closed on one lot and, upon that closing, purchased 1/10th of a Preferred Unit for $10,000 pursuant to the Second Preferred Unit Purchase Agreement, for a total of 1/10th of a Preferred Unit purchased for $10,000. The proceeds received from the sale of the partial Preferred Unit in this transaction were used for the funding of construction loans.

The transaction described above was effected in a private transaction exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof. The transaction described above did not involve any public offering, was made without general solicitation or advertising, and IMA represented to the Registrant that it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of June 30, 2016, we had issued $3,522,000 in Notes pursuant to that public offering. From September 29, 2015 through June 30, 2016, we incurred expenses of $63,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2016 were $3,459,000, 76% of which was used to increase loan balances, 8% was used to increase cash for future loan balances, 15% was used to reduce senior debt, and 1% was used to complete houses in foreclose assets.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2016, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

3.6	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Deed in Lieu of Foreclosure Agreement with ,Eclipse Partners IILLC dated June 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.2	Option to Purchase with Eclipse Partners II, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.3	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.4	Agreement between Shepherd’s Finance, LLC, Lex Partners II, LLC, and 1333 Vista Drive, LLC effective as of June 30, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.5	Interest Escrow Account Agreement with 1333 Vista Drive, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.6	Amendment to Builder Deposit Agreement between Shepherd’s Finance, LLC, Eclipse Partners II, LLC, and Lex Partners II, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: July 28, 2016	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

