Form 10-Q
period 2016-09-30
Shepherd's Finance, LLC
filed 2016-11-03
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ---------------------- to ----------------------

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$561	$1,341
Accrued interest on loans	208	146
Loans receivable, net	17,915	14,060
Foreclosed assets	3,237	965
Other assets	89	14
Total assets	$22,010	$16,526
Liabilities and Members’ Capital
Customer interest escrow	$639	$498
Accounts payable and accrued expenses	1,165	539
Notes payable secured	5,822	3,683
Notes payable unsecured, net of deferred financing costs	10,941	8,497
Due to preferred equity member	27	25
Total liabilities	18,594	13,242

Commitments and Contingencies (Notes 4 and 8)

Series B preferred equity	1,100	1,010
Class A common equity	2,316	2,274
Members’ capital	3,416	3,284

Total liabilities and members’ capital	$22,010	$16,526

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2016	2015	2016	2015
Interest Income
Interest and fee income on loans	$909	$450	$2,656	$1,236
Interest expense	463	221	1,261	580

Net interest income	446	229	1,395	656
Less: Loan loss provision	4	19	10	42

Net interest income after loan loss provision	442	210	1,385	614

Non-Interest Income
Gain from foreclosure of assets	–	–	44	–

Income	442	210	1,429	614

Non-Interest Expense
Selling, general and administrative	297	115	952	384

Total non-interest expense	297	115	952	384

Net Income	$145	$95	$477	$230

Earned distribution to preferred equity holder	27	25	79	75

Net income attributable to common equity holder	$118	$70	$398	$155

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statement of Changes in Members’ Capital – Unaudited

Nine Months
Ended
(in thousands of dollars)	September 30, 2016
Members’ capital, as of December 31, 2015	$3,284
Net income	477
Additional capital (preferred)	90
Earned distributions to preferred equity holder	(79)
Distributions to common equity holders	(356)

Members’ capital, as of September 30, 2016	$3,416

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended
	September 30,
(in thousands of dollars)	2016	2015

Cash flows from operations
Net income	$477	$230
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	204	164
Provision for loan losses	10	42
Net loan origination fees deferred (earned)	(133)	(9)
Change in deferred origination expense	(30)	–
Gain on foreclosed assets	(44)	–
Net change in operating assets and liabilities
Other assets	(75)	(17)
Accrued interest on loans	(192)	(41)
Customer interest escrow	(109)	150
Accounts payable and accrued expenses	626	224

Net cash provided by (used in) operating activities	734	743

Cash flows from investing activities
Loan originations and principal collections, net	(5,091)	(2,363)
Investment in foreclosed assets	(459)	–

Net cash provided by (used in) investing activities	(5,550)	(2,363)

Cash flows from financing activities
Contributions from members	90	–
Distributions to members	(433)	(183)
Proceeds from secured note payable	6,544	1,951
Repayments of secured note payable	(4,405)	(1,026)
Proceeds from unsecured notes payable	3,629	2,970
Redemptions of unsecured notes payable	(1,336)	(644)
Repayment of unsecured note payable	––	(375)
Deferred financing costs paid	(53)	(157)

Net cash provided by (used in) financing activities	4,036	2,536

Net increase (decrease) in cash and cash equivalents	(780)	916

Cash and cash equivalents
Beginning of period	1,341	558

End of period	$561	$1,474

Supplemental disclosure of cash flow information
Cash paid for interest	$671	$207
Non-cash investing and financing activities
Earned but not paid distribution to preferred equity holder	$27	$25
Foreclosure of assets	$1,813	$93
Accrued interest reduction due to foreclosure	$130	$–
Net loan origination fees (earned) due to foreclosure	$(55)	$–

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

	September 30, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$5,822	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	10,241	7,897
Other unsecured debt	700	600
Preferred equity	1,100	1,010
Common equity	2,316	2,274

Total	$20,179	$15,464

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $31 and $11 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following is a roll forward of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30, 2016	December 31, 2015	September 30, 2015

Deferred financing costs, beginning balance	$935	$737	$737
Additions	53	198	157

Deferred financing costs, ending balance	$988	$935	$894

Less accumulated amortization	(540)	(336)	(271)

Deferred financing costs, net	$448	$599	$623

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30, 2016	December 31, 2015	September 30, 2015

Accumulated amortization, beginning balance	$336	$107	$107
Additions	204	229	164

Accumulated amortization, ending balance	$540	$336	$271

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies ASC Topic 740, Income Taxes. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2013.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At September 30, 2016, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. As of September 30, 2016 and December 31, 2015, 39% and 37%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of September 30, 2016, our next two largest customers make up 13% and 7% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2018. The Company is still evaluating the potential impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance required retrospective application. The Company adopted the guidance on January 1, 2016, as required. See Note 1 - Deferred Financing Costs, Net for additional information regarding the adoption of the new guidance

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early application is permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which introduces the current expected credit losses methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets, including available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan’s entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Disaggregation by vintage will be optional for nonpublic business entities. Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2020. Early application will be permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments on the consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, which amends guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows, in order to reduce inconsistent application. The amendments address eight cash flow issues including debt repayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments following a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. Adoption of ASU 2016-15 is not expected to have a material impact on the Company’s financial statements.

Subsequent Events

Management of the Company has evaluated subsequent events through November 3, 2016, the date these consolidated financial statements were issued. See Note 12.

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

Impaired Loans

Fair value estimates are determined using the methodology discussed in Note 2. The appraisals are on similar properties at similar times, however due to the differences in time and properties, the impaired loans are classified as Level 3. There were no impaired loan assets as of September 30, 2016 or December 31, 2015.

Foreclosed assets

Foreclosed assets (upon initial recognition or subsequent impairment) are non-financial assets measured at fair value on a non-recurring basis.

During both 2016 and 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value. The excess of fair value measurements of foreclosed assets over the carrying value of the underlying loans result in a gain in non-interest income. The excess of the carrying value of the underlying loans over the fair value measurements of foreclosed assets are charged-off to the allowance for possible loan losses. These valuations are Level 3 valuations because the appraisal is comparing similar properties which sold at a similar date, but not the same. Foreclosed assets were $3,237 and $965 as of September 30, 2016 and December 31, 2015, respectively. In connection with the measurement and initial recognition of the foregoing foreclosed assets in 2016, the Company recognized a gain in non-interest income of approximately $44; during 2015, the Company recognized a gain of approximately $105 subsequent to September 30, 2015. During both 2016 and 2015, no foreclosed assets were remeasured at fair value subsequent to initial recognition.

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at September 30, 2016 and December 31, 2015. The estimated fair values for other loans are calculated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities and approximate carrying values of these instruments at September 30, 2016 and December 31, 2015. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Although interest receivable from our customers does not yield additional interest to us, because interest is due roughly 10 days after it is billed, the impact is negligible and the fair value approximates the carrying value at both September 30, 2016 and December 31, 2015.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both September 30, 2016 and December 31, 2015.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at September 30, 2016 and December 31, 2015. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounding on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well. The interest payable makes up the bulk of our accounts payable and accrued expenses.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

September 30, 2016

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$561	$561	$561	$–	$–
Loans receivable, net	17,915	17,915	–	–	17,915
Accrued interest on loans	208	208	–	–	208
Financial Liabilities
Customer interest escrow	639	639	–	–	639
Notes payable secured	5,822	5,822	–	–	5,822
Notes payable unsecured, net	10,941	10,941	–	–	10,941
Accounts payable and accrued expenses	1,165	1,165	–	–	1,165

December 31, 2015

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,341	$1,341	$1,341	$–	$–
Loans receivable, net	14,060	14,060	–	–	14,060
Accrued interest on loans	146	146	–	–	146
Financial Liabilities
Customer interest escrow	498	498	–	–	498
Notes payable secured	3,683	3,683	–	–	3,683
Notes payable unsecured, net	8,497	8,497	–	–	8,497
Accounts payable and accrued expenses	539	539	–	–	539

4. Financing Receivables

Financing receivables are comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Commercial loans, gross	$19,078	$15,247
Less: Deferred loan fees	(440)	(628)
Less: Deposits	(705)	(521)
Plus: Deferred origination expense	30	–
Less: Allowance for loan losses	(48)	(38)

Commercial loans, net	$17,915	$14,060

Roll forward of commercial loans:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015

Beginning balance	$14,060	$8,097	$8,097
Additions	15,264	13,760	7,004
Payoffs/Sales	(9,739)	(6,436)	(4,589)
Moved to foreclosed assets	(1,639)	(767)	(129)
Change in deferred origination expense	30	–	–
Change in builder deposit	(184)	(387)	(53)
Change in loan loss provision	(10)	(17)	(5)
New loan fees	(792)	(897)	(452)
Earned loan fees	925	707	461

Ending balance	$17,915	$14,060	$10,334

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

Also as a result of amendments to the Credit Agreement, we funded an additional $750 of interest escrow, we issued several letters of credit relating to BMH Loan which totaled $90 and $68 at September 30, 2016 and December 31, 2015, respectively (the “Letter of Credit”), and we issued cash bonds for development with $257 outstanding at both September 30, 2016 and December 31, 2015. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

BMH Loan

The BMH Loan is a revolving demand loan in the original principal amount of up to $4,164, of which $3,568 was funded at closing. We collected a fee of $750 upon closing of the BMH Loan, which was funded from proceeds of the loan. Additionally, $450 of the loan proceeds was allocated to an interest escrow account (the “Interest Escrow”). Interest on the BMH Loan accrues annually at 2.0% (7.0% starting August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”).

The BMH Loan is secured by a first priority mortgage in residential property consisting of 13 building lots and a parcel of land of approximately 10 acres which is currently under development, all located in the subdivision commonly known as the Hamlets of Springdale in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a second mortgage in the amount of $400, with a balance of approximately $100 and $157 as of September 30, 2016 and December 31, 2015, respectively.

New IMA Loan

The New IMA Loan is a demand loan in the original principal amount of up to $2,225, of which $250 was funded at closing. We collected a fee of $250 upon closing of the New IMA Loan, which was funded from proceeds of the loan. Interest on the New IMA Loan accrues annually at 2.0% (7.0% starting August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds).

The New IMA Loan is secured by a mortgage in residential property originally consisting of 18 lots (5 and 8 lots remained as of September 30, 2016 and December 31, 2015, respectively) located in the subdivision commonly known as the Tuscany Subdivision in Peters Township, Pennsylvania, a suburb of Pittsburgh. Construction of the improvements for the Tuscany Subdivision began in December 2012, with $113 remaining to be completed as of September 30, 2016.

Existing IMA Loan

The Existing IMA Loan is a demand loan in the original principal amount of $1,687, of which $1,687 was outstanding as of both September 30, 2016 and December 31, 2015. Interest on the Existing IMA Loan accrued annually at a rate of 7.0% through December 30, 2014. Beginning December 31, 2014, the interest rate was the same as the New IMA Loan. Pursuant to the Credit Agreement, interest payments on the Existing IMA Loan are funded from the Interest Escrow, with any shortfall funded by IMA.

The Existing IMA Loan is secured by a mortgage in the residential property that also secures the New IMA Loan.

SF Loan

Concurrent with the execution of the loans above, we entered into the SF Loan with the Hoskins Group, under which we were the borrower. The SF Loan is described in Note 6.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450. The balance as of September 30, 2016 and December 31, 2015 was $365 and $267, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

A detail of the financing receivables for the Pennsylvania Loans at September 30, 2016 is as follows:

Item	Term		Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand	(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)				$–		$1,079
Lots				569		2,126	(7)
Interest Escrow				950		365
Cash Bond				257	(5)	257
Loan Fee				750		–

Total BMH Loan				2,526		3,827
IMA Loans
New IMA Loan (loan fee)	Demand	(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand	(1)	COF +2% (7% Floor)	505		–
Interest Escrow				250		–
Existing IMA Loan	Demand	(2)	COF +2% (7% Floor)	1,687		1,774	(3)

Total IMA Loans				2,692		1,774

Unearned Loan Fee				–		–
SF Preferred Equity				–		1,100	(8)

Total				$5,218		$6,701

A detail of the financing receivables for the Pennsylvania Loans at December 31, 2015 is as follows:

Item	Term		Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand	(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)				$–		$1,079
Lots				974		2,338	(4)
Interest Escrow				950		267
Cash Bond				257	(5)	257
Loan Fee				750		–

Total BMH Loan				2,931		3,941
IMA Loans
New IMA Loan (loan fee)	Demand	(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand	(1)	COF +2% (7% Floor)	1,251		–
Existing IMA Loan	Demand	(2)	COF +2% (7% Floor)	1,687		2,951	(6)

Total IMA Loans				3,188		2,951

Unearned Loan Fee				(115)		–
SF Preferred Equity				–		1,010	(8)

Total				$6,004		$7,902

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $1,887, net of the net estimated costs to finish the development of $113.

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

(7) Estimated collateral value is equal to the lots’ appraised value of $2,556 minus remaining improvements of $430.

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

The Pennsylvania Loans created in 2011 had a $1,000 loan fee. The expenses incurred related to issuing the loan were approximately $76, which were netted against the loan amount. The remaining $924, which was netted against the gross loan amount, was recognized over the expected life of the loans using the straight-line method in accordance with ASC 310-20, Nonrefundable Fees and Other Costs. The loan has lasted beyond its expected life.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2016. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio (2)	Loan Fee
Pennsylvania	1	3	$6,701	$6,479	(3)	$5,218	78%	$1,000
Total	1	3	$6,701	$6,479		$5,218	78%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,100 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio (2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,119	77%	$1,000
Total	1	3	$7,902	$6,456		$6,119	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Colorado	1	4	$2,095	$1,467	$857	70%		5%
Connecticut	1	1	715	500	435	70%		5%
Delaware	1	2	1,544	671	540	43%		5%
Florida	4	8	9,198	5,522	3,990	60%		5%
Georgia	3	5	4,390	2,610	1,643	59%		5%
Idaho	1	1	319	215	204	67%		5%
Michigan	1	1	210	126	47	60%		5%
New Jersey	3	3	978	719	432	74%		5%
New York	1	2	1,170	452	452	39%		5%
North Carolina	2	3	1,260	805	204	64%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	8	8,583	4,556	3,403	53%		5%
South Carolina	4	8	1,987	1,391	429	70%		5%
Tennessee	1	3	1,080	767	395	71%		5%
Utah	1	2	730	511	385	70%		5%
Total	27	52	$35,664	$21,155	$13,860	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	September 30, 2016	December 31, 2015

Pass	$15,517	$14,060
Special mention	2,398	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$17,915	$14,060

Finance Receivables – Method of impairment calculation:

	September 30, 2016	December 31, 2015

Performing loans evaluated individually	$10,654	$9,971
Performing loans evaluated collectively	7,261	4,089
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$17,915	$14,060

At September 30, 2016 and December 31, 2015, there were no loans acquired with deteriorated credit quality, loans past due 90 or more days, impaired loans, or loans on nonaccrual status.

5. Foreclosed Assets

Roll forward of Foreclosed Assets:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015

Beginning balance	$965	$–	$–
Additions from loans	1,813	880	93
Additions for construction/development	459	85	–

Ending balance	$3,237	$965	$93

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We have an agreement with a builder to build a house on one of the lots (which is complete as of September 30, 2016) and will likely start construction on a second home once the first has a sales agreement. Two of the properties were partially completed homes in Louisiana, one has been finished and work is proceeding to complete the second of these homes. We acquired one property via a deed in lieu of foreclosure during 2016. This property is a beach lot in Sarasota, Florida. We have executed the seller’s part of an option to purchase the property which expires in December 2016. If that sale is executed, we will record a small gain on the sale.

6. Borrowings

The following table displays our borrowings:

	September 30, 2016	December 31, 2015
Borrowing Source
Purchase and sale agreements	$5,822	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	10,241	7,897
Other unsecured debt	700	600

Total	$16,763	$12,180

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

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	September 30, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$4,688	$2,070	$2,723	$1,061
S.K. Funding, LLC	6,276	3,752	4,522	2,622

Total	$10,964	$5,822	$7,245	$3,683

The $6,276 of loans which served as collateral for S.K. Funding, LLC does not include the book value of the foreclosed assets which also secure their position, which amount is $1,813.

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 4.18% and 4.20% as of September 30, 2016 and December 31, 2015, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The actual amount borrowed was $0 at both September 30, 2016 and December 31, 2015, leaving $1,500 in potential credit availability on those dates. There is no obligation of the affiliates to lend money up to the note amount. The security for the lines of credit includes all of the assets of the Company. The Company has not borrowed on these lines in either 2015 or 2016.

S.K. Funding owns 4% of our common equity. S.K. Funding is also a buyer in a purchase and sale agreement where we are the seller. 7Kings is an investor in our notes program for $500 and has a $500 unsecured note due from us.

Other Unsecured Loans

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of September 30, 2016 and December 31, 2015. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note was due on February 19, 2016, was renewed several times and is now due February 18, 2017, and may be prepaid at any time without penalty. Interest is due at the end of each month and was $14 in 2015 and $28 in the first nine months of 2016. On December 31, 2015, S.K. Funding, an affiliate of 7Kings, purchased 4% of our common equity from the Wallach family.

In December 2015, we entered into an unsecured note with an unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding on both September 30, 2016 and December 31, 2015. Interest on this note accrues annually at a rate of 7.9%. The note is due on June 23, 2017 and may be prepaid at any time without penalty. Interest accrues and compounds monthly. In April 2016, we entered into an unsecured note with the same unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding on September 30, 2016. Interest on this note accrues annually at a rate of 10%. The note is due on April 15, 2020 and may be prepaid at any time without penalty. Interest accrues and compounds monthly.

SF Loan

The SF Loan, under which we were the borrower, was an unsecured loan in the original principal amount of $1,500. Interest on the SF Loan accrued annually at a rate of 5.0%. On December 31, 2014, the Company and the Hoskins Group entered into a series of agreements which, among other things, 1) converted $1,000 of the SF Loan from debt to preferred equity, 2) repaid $125 of the SF Loan and applied those proceeds to increase the interest escrow, and 3) required elimination of the remaining balance of the SF Loan with a cash payment upon the repayment of the construction loan on lot 5 of the Tuscany subdivision. This payment was made in the first quarter of 2015.

Notes Program

Borrowings through our public offerings were $10,689 and $8,496 at September 30, 2016 and December 31, 2015, respectively. The effective interest rate on the borrowings at September 30, 2016 and December 31, 2015 was 7.87% and 7.30%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015

Notes outstanding, beginning of period	$8,496	$5,427	$5,427
Notes issued	3,529	3,737	2,470
Note repayments / redemptions	(1,336)	(668)	(644)

Notes outstanding, end of period	$10,689	$8,496	$7,253

Less deferred financing costs, net	448	599	623

Notes outstanding, net	10,241	7,897	6,630

The following table shows the maturity of outstanding debt as of September 30, 2016.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2016	$6,733	$911	$–	$5,822
2017	3,516	2,916	600	–
2018	2,289	2,289	–	–
2019	2,577	2,577
2020	2,096	1,996	100	–

Total	$17,211	$10,689	$700	$5,822

Purchase and sale agreements are treated as secured lines of credit, where the collateral is demand loans, and therefore they are considered short term liabilities.

7. Members’ Capital

There are currently two classes of units (class A common units and series B cumulative preferred units).

The Class A common units are held by three members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both September 30, 2016 and December 31, 2015. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, purchased 4% of our common equity from the Wallach family.

The series B cumulative preferred units were issued to the Hoskins Group through a reduction in the SF Loan. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten units were issued for a total of $1,000. The series B units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the units’ value (providing profits are available) are made quarterly. The Hoskins Group series B cumulative preferred units are also used as collateral for that group’s loans to the Company. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December of 2015, the Hoskins Group agreed to purchase 0.1 unit for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions.

There are two additional authorized unit classes: class A preferred units and class B profit units. Once class B profit units are issued, the existing class A common units will become class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	September 30, 2016	December 31, 2015
B Preferred Units	$1,100	$1,010
A Common Units	2,316	2,274

Members’ Capital	$3,416	$3,284

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

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $2,624 outstanding at September 30, 2016. The larger of these investments are detailed below:

	Relationship to			Weighted average interest	Interest earned during the six months ended
	Shepherd’s	Amount invested as of		rate as of	September 30,
Investor	Finance	September 30, 2016	December 31, 2015	September 30, 2016	2016	2015
Bill Myrick	Independent Manager	$288	$268	7.76%	$17	$9

R. Scott Summers	Son of Independent Manager	225	475	7.26%	26	8

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	7.00%	12	11

David and Carole Wallach	Parents of Member	111	111	8.00%	7	7

Eric Rauscher	Independent Manager	600	600	7.13%	34	27

Joseph Rauscher	Parents of Independent Manager	186	186	8.00%	12	12

Schultz Family Revocable Living Trust	Parents of Member	111	96	8.21	7	5

Seven Kings Holdings, Inc.	Member	500	500	9.00%	26	50

9. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $8,556 and $7,332 at September 30, 2016 and December 31, 2015, respectively.

The Company has several Letters of Credit relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2016 and 2015 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2016	2016	2016	2016	2015	2015	2015	2015

Net Interest Income	$–	$442	$464	$479	$326	$210	$212	$192
Non-Interest Income	–	–	44	–	105	–	–	–
SG&A expense	–	297	305	350	163	115	119	150
Net Income	$–	$145	$203	$129	$268	$95	$93	$42

11. Non-Interest expense detail

The following table displays our SG&A expenses:

	For the Nine Months Ended September 30,
	2016	2015
Selling, general and administrative expenses
Legal and Accounting	$139	$113
Salaries and related expenses	593	124
Board related expenses	84	76
Advertising	31	11
Rent and Utilities	15	15
Printing	8	12
Loan and foreclosed asset expenses	17	5
Travel	26	10
Other	39	18
Total SG&A	$952	$384

12. Subsequent Events

Management of the Company has evaluated subsequent events through November 3, 2016, the date these interim condensed consolidated financial statements were issued and there were none to disclose.

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have four paid employees, including our Executive Vice President of Operations. We currently use our Chief Executive Officer, Daniel M. Wallach, to originate most of our new loans, and augment that with several people to whom we pay consulting fees. Our Board of Managers is comprised of Mr. Wallach and three independent Managers – Bill Myrick, Eric Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

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

Our CEO, Mr. Wallach, has been in the housing industry since 1985. He was the CFO of a multi-billion dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2,000,000 in loans which generated interest spread of $50,000, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300,000 at its peak. He also gained experience in securing defaulted unsecured debt.

We had $17,915 and $14,060 in loan assets as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we have a limited number of construction loans in 15 states with 27 borrowers, and have three development loans in Pittsburgh, Pennsylvania. At the end of 2014 and again in April 2015, we entered into purchase and sale agreements for portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015 and it has allowed us to increase our loan balances and commitments significantly in 2015 and 2016.

We currently have six sources of capital:

	September 30, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$5,822	$3,683
Secured line of credit from affiliates	–	–
Unsecured Notes through our Notes offer, net of deferred costs	10,241	7,897
Other unsecured debt	700	600
Preferred equity	1,100	1,010
Common equity	2,316	2,274

Total	$20,179	$15,464

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

Sensitivity analysis

September 30, 2016
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$46

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $17,915 and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, an addition to the loan loss provision of $46 would be required.

September 30, 2016
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 30%*	$–
Decreasing fair value of the foreclosed asset by 30%**	$(971)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

**This decrease would result in a recognition of loss in non-interest income.

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

Currently we anticipate a consistent average duration of 38 months for the Notes in our current offering. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest in the next 12 months, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in the next 12 months.

Sensitivity analysis for average duration

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration by 5 months for all remaining months of origination	$10
Increasing the average duration by 5 months for all remaining months of origination	$(8)

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

Consolidated Results of Operations

Key financial and operating data for the three and six months ended September 30, 2016 and 2015 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2016	2015	2016	2015
Interest Income
Interest and fee income on loans	$909	$450	$2,656	$1,236
Interest expense	463	221	1,261	580

Net interest income	446	229	1,395	656
Less: Loan loss provision	4	19	10	42

Net interest income after loan loss provision	442	210	1,385	614

Non-Interest Income
Gain from foreclosure of assets	–	–	44	–

Income	442	210	1,429	614

Non-Interest Expense
Selling, general and administrative	297	115	952	384

Total non-interest expense	297	115	952	384

Net Income	$145	$95	$477	$230

Earned distribution to preferred equity holder	27	25	79	75

Net income attributable to common equity holder	$118	$70	$398	$155

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands of dollars)	2016		2015		2016		2015
Interest Income		*		*		*		*
Interest income on loans	$623	13%	$286	11%	$1,737	13%	$779	11%
Fee income on loans	286	6%	164	6%	919	6%	457	7%
Interest and fee income on loans	909	19%	450	17%	2,656	19%	1,236	18%
Interest expense related parties	–	–	–	–	–	–	–	–
Interest expense unsecured	246	5%	135	5%	648	5%	351	5%
Interest expense secured	147	3%	27	1%	409	3%	65	1%
Amortization offering costs	70	2%	59	2%	204	1%	164	2%
Interest expense	463	10%	221	8%	1,261	9%	580	8%
Net interest income	446	9%	229	9%	1,395	10%	656	10%

Weighted average outstanding loan asset balance	$18,620		$10,260		$17,875		$9,253

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. The margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income on loans was higher in both the three and nine month periods ended September 30, 2016 as compared to the same periods in 2015. This increase was due to: 1) default interest charged to a borrower in 2016; 2) a higher interest rate charged to all of our borrowers (caused by an increase in our borrowing costs); 3) not recognizing interest in 2015 for a borrower we were foreclosing on; and 4) an increase in the rate we are charging on our development loans. Our interest expense increased in 2016 as we sought to increase our loan balances and found that we were able to do so by raising the interest rates we paid to our lenders, including the Notes program. Also we were using capital raised from debt to carry foreclosed assets, and while that raised our interest cost, it did not increase our weighted average outstanding loan balance.

The difference (spread) between the interest income and interest expense was 3% in the three month period ended September 30, 2016, and 4% for the nine month period ended the same date. The spread was 3% for the three and nine month periods ended September 30, 2015. This increase is due to charging default interest to one of our borrowers during 2016, and not charging interest during default of a borrower during 2015.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee was recognized over the life of the loans, and has been fully recognized as of August, 2016. In both 2016 and 2015, this fee was 4% of the average outstanding balance on those loans. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. In the nine months ended September 30, 2016 and 2015, this fee was 6% and 7%, respectively, of the average outstanding balance on those loans. This decrease was due to a longer weighted average duration of our loan portfolio in the 2016. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in 2016 vs. 2015 will be slightly higher due to construction loans being a higher portion of our balances in 2016, and slightly lower due to the 2011 loans only having fee income through July 2016. After July 2016, the interest rate on those loans increases to offset the decrease in fee income, but that amount will be reflected in the difference between the interest rate received and the interest rate paid amounts described in the previous paragraph. Fee income for both the three months periods ended September 30, 2016 and 2015 was 6%.

● Amount of nonperforming assets. In 2015 we had loan assets we were foreclosing on which were not paying interest, and in 2016 we had no such loan assets. Our real estate assets we owned (after we foreclosed on loans and took possession of the property serving as collateral) do not have an interest return either, and the balance of those has risen over the last four quarters. On September 30, 2016 and December 31, 2015, we carried cash balances of $561 and $1,341, respectively, which also do not have a material return.

Loan Loss Provision

We recorded $4 in both of the three month periods ended September 30, 2016 and 2015, respectively, in loss reserve related to our collective reserve (loans not individually impaired). We recorded $10 and $6 in the nine month periods ended September 30, 2016 and 2015, respectively, in loss reserve related to our collective reserve. In addition, we reserved $15 and $36 in the three and nine month periods ended September 30, 2015 in our specific reserve (for loans individually impaired) specifically related to loans we were foreclosing on in 2015. We anticipate that the collective reserve will increase as our balances rise throughout 2016.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative expenses
Legal and accounting	$27	$25	$139	$113
Salaries and related expenses	208	42	593	124
Board related expenses	29	28	84	76
Advertising	6	1	31	11
Rent and utilities	5	6	15	15
Printing	1	2	8	12
Loan foreclosed asset expenses	0	4	17	5
Travel	7	2	26	10
Other	14	5	39	18
Total SG&A	$297	$115	$952	$384

We began paying our CEO effective January 1, 2016. Our CEO’s total compensation (including bonus accrual and benefits) was approximately $313 and $0 in the nine months ended September 30, 2016 and 2015, respectively, and was $90 and $0 in the three months ended September 30, 2016 and 2015, respectively. We also have additional staff in the field and in the office. Advertising increased due to expenses related to new builder efforts. Loan and foreclosed asset expenses increased due to expenses related to having real estate which we foreclosed on. Travel expense was higher due to our field representatives and more site visits to potential loan jobsites. We anticipate additional travel and advertising expenses in 2016 due to now having three field staff, the first of which was hired in December of 2015.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. At September 30, 2016 and December 31, 2015, we had $561 and $1,341, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. We anticipate loan production to increase in 2016, therefore increasing the average amount of cash we may hold, unless we obtain a line of credit from a financial institution.

Deferred Financing Costs, Net

Gross deferred financing costs were $988 and $935 as of September 30, 2016 and December 31, 2015, respectively. The accumulated amortization of those costs was $540 and $336 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2016 as compared to 2015.

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

The following is a roll forward of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30, 2016	December 31, 2015	September 30, 2015

Deferred financing costs, beginning balance	$935	$737	$737
Additions	53	198	157

Deferred financing costs, ending balance	$988	$935	$894

Less accumulated amortization	(540)	(336)	(271)

Deferred financing costs, net	$448	$599	$623

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30, 2016	December 31, 2015	September 30, 2015

Accumulated amortization, beginning balance	$336	$107	$107
Additions	204	229	164

Accumulated amortization, ending balance	$540	$336	$271

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $5,218 and $6,004 as of September 30, 2016 and December 31, 2015, respectively (these amounts do not include the construction loans mentioned below). These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans and home construction loans to the borrower are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 52 have been developed and sold, 15 are developed and not sold, and 13 are being developed as of September 30, 2016. The Tuscany subdivision is a single phase 18 lot subdivision, with 5 lots remaining as of September 30, 2016. A portion of the collateral of the Pennsylvania Loans is preferred equity interests in us which might be difficult to sell to reduce the loan balance.

As a result of amendments to the Credit Agreement, we converted $1,000 of the SF Loan from debt to preferred equity. The new preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125, which was added to the Interest Escrow, and repaid the remaining $375 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. As of September 30, 2016, the Hoskins Group invests in our preferred equity in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of amendments to the Credit Agreement, we funded an additional $750 of interest escrow, we issued several letters of credit relating to BMH Loan which totaled $90 and $68 September 30, 2016 and December 31, 2015, respectively (the “Letter of Credit”), and we issued cash bonds for development with $257 outstanding at both September 30, 2016 and December 31, 2015. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2016. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,701	$6,479	(3)	$5,218	78%	$1,000
Total	1	3	$6,701	$6,479		$5,218	78%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,100 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are included as part of the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio (2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,119	77%	$1,000
Total	1	3	$7,902	$6,456		$6,119	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,095	$1,467	$857	70%		5%
Connecticut	1	1	715	500	435	70%		5%
Delaware	1	2	1,544	671	540	43%		5%
Florida	4	8	9,198	5,522	3,990	60%		5%
Georgia	3	5	4,390	2,610	1,643	59%		5%
Idaho	1	1	319	215	204	67%		5%
Michigan	1	1	210	126	47	60%		5%
New Jersey	3	3	978	719	432	74%		5%
New York	1	2	1,170	452	452	39%		5%
North Carolina	2	3	1,260	805	204	64%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	8	8,583	4,556	3,403	53%		5%
South Carolina	4	8	1,987	1,391	429	70%		5%
Tennessee	1	3	1,080	767	395	71%		5%
Utah	1	2	730	511	385	70%		5%
Total	27	52	$35,664	$21,155	$13,860	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

During the first three quarters of 2016, we added 14 new customers and 6 new states. Our second largest customer stopped paying interest on two large loans. This was resolved by the customer deeding one property to us in lieu of foreclosure, and the customer partnered with another company to bring the other loan current. The new company also made a $97 deposit into an interest escrow to keep the loan current. Another of our frequent borrowers has moved on to other lenders. We believe that overall demand for our product is high. In the third quarter of 2016, we closed 16 loans with 10 customers in 9 states.

Financing receivables are comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Commercial loans, gross	$19,078	$15,247
Less: Deferred loan fees	(440)	(628)
Less: Deposits	(705)	(521)
Plus: Deferred origination expense	30	–
Less: Allowance for loan losses	(48)	(38)

Commercial loans, net	$17,915	$14,060

Roll forward of commercial loans:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015

Beginning balance	$14,060	$8,097	$8,097
Additions	15,264	13,760	7,004
Payoffs/Sales	(9,739)	(6,436)	(4,589)
Moved to foreclosed assets	(1,639)	(767)	(129)
Change in deferred origination expense	30	–	–
Change in builder deposit	(184)	(387)	(53)
Change in loan loss provision	(10)	(17)	(5)
New loan fees	(792)	(897)	(452)
Earned loan fees	925	707	461

Ending balance	$17,915	$14,060	$10,334

Finance Receivables – By risk rating:

	September 30, 2016	December 31, 2015

Pass	$15,517	$14,060
Special mention	2,398	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$17,915	$14,060

Finance Receivables – Method of impairment calculation:

	September 30, 2016	December 31, 2015

Performing loans evaluated individually	$10,654	$9,971
Performing loans evaluated collectively	7,261	4,089
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$17,915	$14,060

At September 30, 2016 and December 31, 2015, there were no loans acquired with deteriorated credit quality, loans past due 90 or more days, impaired loans, or loans on nonaccrual status.

The special mention loan as of September 30, 2016 is a loan to our second largest borrower, in Sarasota, Florida. This customer stopped paying interest on two large loans. This was resolved by the customer deeding one property to us in lieu of foreclosure, and the customer partnered with another company to bring the other loan current. The new company also made a $97 deposit in June 2016 into an interest escrow to keep the loan current. We determined to keep this loan as a special mention loan at September 30, 2016. There is no specific reserve for this loan, and it is still included in the collective reserve calculation.

Below is an aging schedule of loans receivable as of September 30, 2016, on a recency basis:

	No. Accts.	Unpaid Balances		%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	50		$17,344	97%
60-89 days	2		571	3%
90-179 days	–		–	0%
180-269 days	–		–	0%

Subtotal	52		$17,915	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–		$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)		$		0%

Total	52		$17,915	100%

Below is an aging schedule of loans receivable as of September 30, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	50	$17,344	97%
60-89 days	2	571	3%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	52	$17,915	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	52	$17,915	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Foreclosed Assets

Roll forward of Foreclosed Assets:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015

Beginning balance	$965	$–	$–
Additions from loans	1,813	885	93
Additions for construction/development	459	85	–

Ending balance	$3,237	$965	$93

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We have an agreement with a builder to build a house on one of the lots (which is complete as of September 30, 2016) and will likely start construction on a second home once the first has a sales agreement. Two of the properties were partially completed homes in Louisiana, one has been finished and work is proceeding to complete the second of these homes. We acquired one property via a deed in lieu of foreclosure during 2016. This property is a beach lot in Sarasota, Florida. We have executed the seller’s part of an option to purchase the property which expires in December 2016. If that sale is executed, we will record a small gain on the sale.

One of the homes in Louisiana, and the beach lot in Florida are currently being marketed for sale. The remaining home in Louisiana is progressing through construction. The home we built in Georgia is under contract to sell in November, which closing, if it occurs, will provide for a small gain. We will most likely construct homes on the remaining two lots in Georgia, and we are progressing to start one of those homes in the near future.

Accrued interest on loans

The interest our customers owe on loans was $208 and $146 as of September 30, 2016 and December 31, 2015, respectively. Of those figures, $12 and $2 was interest past due by at least 1 day as of the same dates, respectively.

Other Assets

Other assets at September 30, 2016 were $89, of which $71 were for software and related equipment for loan document preparation. This cost is being amortized over a three year period.

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of September 30, 2016 and December 31, 2015 was $365 and $267, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The interest escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Thirteen and ten other loans active as of September 30, 2016 and December 31, 2015 also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $274 and $231 as of September 30, 2016 and December 31, 2015, respectively.

Roll forward of interest escrow:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015

Beginning balance	$498	$318	$318
+ SF Loan interest and preferred equity dividends	77	82	57
+ Additions from Pennsylvania Loans	551	562	532
+ Additions from other loans	302	328	135
- Interest and fees	(789)	(755)	(537)
- Repaid to borrower or used to reduce principal	–	(37)	(37)

Ending balance	$639	$498	$468

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity and moved $125 of the note payable to the interest escrow. In January 2015, we repaid the remaining $375 to the borrower. In addition, we owed $10,689 and $8,496 in Notes payable under our Notes offering as of September 30, 2016 and December 31, 2015, respectively. In August 2015, we borrowed $500 through a note with Seven Kings Holdings, Inc. (“7Kings”), which is currently due in February of 2017. We also have two notes to a third party for $100 each which are due in June 2017 and April 2020. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

We have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both September 30, 2016 and December 31, 2015. We had $1,500 available to us on the affiliate lines as of both September 30, 2016 and December 31, 2015, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. However, we can make no assurance that we will obtain a line of credit with an unrelated financial institution on favorable terms or at all. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates.

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

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	September 30, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$4,688	$2,070	$2,723	$1,061
S.K. Funding, LLC	6,276	3,752	4,522	2,622

Total	$10,964	$5,822	$7,245	$3,683

The $6,276 of loans which served as collateral for S.K. Funding, LLC does not include the book value of the foreclosed assets which also secure their position, which amount is $1,813.

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

The Company’s anticipated primary sources of liquidity going forward are:

●	The purchase and sale agreements, which are allowing for a significant increase in loan balances;

●	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 44 states as of September 30, 2016. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $10,689 and $8,496 in Notes proceeds as of September 30, 2016 and December 31, 2015, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2016, focusing on the efforts that have proven fruitful;

●	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 39% and 37% of our total outstanding loan commitments as of September 30, 2016 and December 31, 2015, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $365 and $267 as of September 30, 2016 and December 31, 2015, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer on the development loan portion of the customer’s balance while the customer is performing (this interest is being credited from the interest escrow). This customer is in good standing with us and is current on their construction loan interest payments. As of September 30, 2016, our next two largest customers make up 13% and 7% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively; and

●	Funds borrowed from affiliated creditors.

We generated net income of $477 and $230 for the nine months ended September 30, 2016 and 2015, respectively and cash flow from operations of $734 and $743 for the same periods. There were many factors which cause our cash flow from operations to be higher than our net income, the largest of which are the increase in accrued interest we owe our Note holders and the amortization of deferred financing costs (which lowers our net income while not impacting our cash flow from operations). At September 30, 2016 and December 31, 2015, we had cash on hand of $561 and $1,341, respectively, and our outstanding debt totaled $17,211 and $12,779, respectively, of which $5,822 and $3,683 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of September 30, 2016 and December 31, 2015, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $8,556 and $7,332, respectively. Our availability on our line of credit from our members was $1,500 at both September 30, 2016 and December 31, 2015. Our members are not obligated to fund requests under our line of credit.

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

Second, financial institutions must have daily liquidity on their debt side, to offset variations in loan balances on a daily basis. Borrowers can repay their Notes at any time, and they will request draws as they are ready for them. Further, construction loans are not funded 100% initially, so there are contractual obligations on the lender’s part to fund loans in the future. Most financial institutions mitigate this risk by having a secured line of credit from the Federal Reserve Bank. We have the same risk from customer repayments and draws as banks, and we intend to mitigate this risk by obtaining a secured line of credit with a bank. Our current debt financing consists of the two demand loans from our members, our purchase and sale agreement, two unsecured notes, and our unsecured Notes from the public offering. The loan balance from our members on both September 30, 2016 and December 31, 2015 was $0. We had balances on our purchase and sale agreements (which are treated like secured lines of credit in our consolidated financial statements) of $5,822 and $3,683 on September 30, 2016 and December 31, 2015, respectively. The loan balance on all unsecured notes not part of the Notes program was $700 and $600 on September 30, 2016 and December 31, 2015, respectively. The balance of debt from the Notes offering was $10,689 and $8,496 as of September 30, 2016 and December 31, 2015, respectively. If we are able to refinance the demand loans with a bank line of credit, we intend to maintain the outstanding balance on the line at approximately 10% of our committed loan amount. Failure to refinance the demand loans in the future with a larger bank line of credit may result in a lack of liquidity, or low loan production. Future lines of credit from banks will have expiration dates or be demand loans, which will have risks associated with those maturities.

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

In the fourth quarter of 2016, the company signed an agreement to buy the shell of an office building in which to operate, located near its current office in Jacksonville, Florida. The company will close on this building purchase in the first quarter of 2017, and will need to fund the cost of the interior build out. The company anticipates the total cost to be approximately $850, and intends to seek reasonable bank financing for a portion of that, if available.

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three year U.S. treasury rates, which are being used by us here to approximate CD rates. Short term interest rates have risen slightly but are generally low historically.

Market Yield on U.S. Treasury Securities at 3-Year Constant Maturity

Year	Yield	Year	Yield	Year	Yield	Year	Yield	Year	Yield	Year	Yield
		1970	7.29%	1980	11.51%	1990	8.26%	2000	6.22%	2010	1.11%
		1971	5.66%	1981	14.46%	1991	6.82%	2001	4.09%	2011	0.75%
1962	3.47%	1972	5.72%	1982	12.93%	1992	5.30%	2002	3.10%	2012	0.38%
1963	3.67%	1973	6.96%	1983	10.45%	1993	4.44%	2003	2.10%	2013	0.54%
1964	4.03%	1974	7.84%	1984	11.92%	1994	6.27%	2004	2.78%	2014	0.90%
1965	4.22%	1975	7.50%	1985	9.64%	1995	6.25%	2005	3.93%	2015	1.02%
1966	5.23%	1976	6.77%	1986	7.06%	1996	5.99%	2006	4.77%
1967	5.03%	1977	6.68%	1987	7.68%	1997	6.10%	2007	4.35%
1968	5.68%	1978	8.29%	1988	8.26%	1998	5.14%	2008	2.24%
1969	7.02%	1979	9.70%	1989	8.55%	1999	5.49%	2009	1.43%

(Source: Federal Reserve)

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2016, BMH purchased four 1/10 portions of the Preferred Units bringing the total number of 1/10 portions purchased by BMH in the first three quarters of 2016 to ten 1/10 portions, or one whole unit. The proceeds received from the sale of the partial Preferred Units in these transaction were used for the funding of construction loans.

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of September 30, 2016, we had issued $4,796,000 in Notes pursuant to that public offering. From September 29, 2015 through September 30, 2016, we incurred expenses of $88,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2016 were $4,708,000, 84% of which was used to increase loan balances, 4% was used to increase cash for future loan balances, 11% was used to reduce senior debt, and 1% was used to complete houses in foreclose assets.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2016, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

3.6	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Deed in Lieu of Foreclosure Agreement with, Eclipse Partners II, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.2	Option to Purchase with Eclipse Partners II, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.3	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.4	Agreement between Shepherd’s Finance, LLC, Lex Partners II, LLC, and 1333 Vista Drive, LLC effective as of June 30, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.5	Interest Escrow Account Agreement with 1333 Vista Drive, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.6	Amendment to Builder Deposit Agreement between Shepherd’s Finance, LLC, Eclipse Partners II, LLC, and Lex Partners II, LLC dated June 30, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.7	Eleventh Amendment to Credit Agreement between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins dated as of July 20, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 25, 2016, Commission File No. 333-203707

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: November 3, 2016	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

