Form 10-K
period 2016-12-31
Shepherd's Finance, LLC
filed 2017-03-02
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _____________ to _____________

Commission File Number 333-203707

SHEPHERD’S FINANCE, LLC

(Exact name of registrant as specified on its charter)

Delaware	36-4608739
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have ten paid employees, including our Executive Vice President of Operations. We currently use three employees to originate most of our new loans. Our office staff processes, underwrites, documents, and funds our loans. Our office staff also manages our investor relations and relationships with other debt holders. Our Board of Managers is comprised of Mr. Daniel M. Wallach and three independent managers – Bill Myrick, Eric Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. In February of 2017, we purchased a building in which we intend to operate once construction has been completed. We anticipate that construction will be completed in the summer of 2017.

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

We had $20,091,000 and $14,060,000 in loan assets as of December 31, 2016 and 2015, respectively. As of December 31, 2016, we have 69 construction loans in 15 states with 30 borrowers, and have three development loans in Pittsburgh, Pennsylvania. At the end of 2014 and again in April 2015, we entered into purchase and sale agreements for portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015. These agreements have allowed us to increase our loan balances and commitments significantly in 2015 and 2016. In January of 2017, we entered into a line of credit agreement with a bank for $500,000. As of January 31, 2017 we had $3,417,000 in equity and $21,238,000 in loan assets.

We currently have eight sources of capital:

	December 31, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$7,322	$3,683
Secured line of credit from affiliates	–	–
Unsecured senior line of credit from a bank	–	–
Unsecured Notes through our public offering	11,221	8,496
Other unsecured debt	1,152	600
Preferred equity Series B units	1,150	1,010
Common equity	2,249	2,274

Total	$23,094	$16,063

Certain features of the purchase and sale agreement have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. A new line of credit that we obtained from a bank also lessens the need for lines of credit from affiliates.

Investment Objectives and Opportunity

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is not back to historical norms as of December 31, 2016), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the deals actually done). We believe that these lenders will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Additionally, while we believe the current credit environment will be temporary, we believe the many participants in the finance markets will significantly alter their lending standards (including percentages loaned on collateral value, cash required up front from the builder, and the number of speculatively built homes allowed at any given time), which will also create attractive, long-term opportunities for us. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing. In 2016, while more small banks returned to the construction lending market, the demand for our loan products has increased. We attribute this to our sales staff, an increase in the number of small home builders in the market, and an improving housing market.

We create and service construction loans differently than most lenders have done historically, in that we:

●	Focus on long-term lending relationships with customers, and only on this type of lending;

●	Are a specialist in this type of lending;

●	Have a geographically diverse lending footprint without having the overhead of a geographically diverse footprint of branches;

●	Generally use appraisers who are experts in the specific market (rather than simply using the cheapest or most readily available);

●	Work out defaulted loans with the same person that created that loan, which helps both control the creation of bad loans, and the losses on bad loans;

●	Pursue customers with defaulted loans faster and more aggressively than typical lenders; and

●	While pursuing those customers, offer creative solutions to help them sell their home while in default (such as offering cash allowances for the purchase of furniture or appliances or paying extra up-front costs on behalf of the buyers in order to lower their mortgage interest rates and monthly payments).

We believe that while creating speculative construction loans is a high risk venture, the reduction in competition, the differences in our lending versus typical bank lending (listed above), and our loss mitigation techniques (covered below) will all help this to continue to be a profitable business.

During the second half of the previous decade, the housing market was plagued by declining values and a lack of housing starts. More recently, values and starts have been rising. We believe that, despite the issues in the speculative construction industry that were a result of the declining values and a lack of housing starts, it is a good time for this type of lending because:

●	Many traditional lenders to this market have exited or cut back, reducing competition and allowing large spreads (the difference between cost of funds and the rate we charge our borrowers). Better builders can be obtained as customers, with higher spreads; and

●	The number of housing starts is low but improving. We believe that we were at the bottom of the housing cycle in 2008, and it is likely that housing starts and values will both continue to increase over time. Increases in both of these items should have a positive effect on our performance;

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio, or LTV, between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Paying major subcontractors and suppliers directly, which reduces the frequency of liens on the property (liens generally hurt the net realized value of loss mitigation techniques);

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, the LTV, and the yield.

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

Since we are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, we feel that we have a competitive edge that allows us to make prudent, business-minded decisions. While regulators are restricting investments by regulated financial institutions in commercial construction loans, our business plan emphasizes commercial construction lending as our main line of business. We believe this to be an opportunity as the regulatory environment and resulting contraction in commercial lending has resulted in this segment of the market having fewer lenders. We also believe the real estate market is in a long, slow recovery. Finally, while we have instituted many of the underwriting requirements and activities used by regulated financial institutions, we believe that not being stringently regulated provides us with more flexibility in our underwriting process and procedures.

Outside of differences in our lending policies, we believe the benefits to not being stringently regulated include:

●	our ability to better manage our outflow of funds because the notes issued pursuant to our public offering (the “Notes”) have a stated term. Banks must offer demand deposit accounts (checking accounts) and other accounts, which provide that funds can be withdrawn at any time;

●	avoiding FDIC insurance and other regulatory fees;

●	not being subject to the Community Reinvestment Act; and

●	having less leverage than a bank.

Conversely, our lack of stringent regulation introduces us to other risks which may harm us. For example:

●	we are not well diversified in our product risk;

●	we cannot benefit from government programs designed to protect regulated financial institutions;

●	we are not subject to periodic examinations by federal or state banking regulators; and

●	our cost of funds is higher.

In addition, our Note holders will have greater risks than depositors in a regulated financial institution, since their investments will not be insured.

To help mitigate the risks associated with not being stringently regulated, we:

●	follow many of the same underwriting principals historically used by banks, including:

●	Collateralizing loans;

●	Using LTV’s to control risk;

●	Controlling the number of loans in one subdivision;

●	Underwriting appraisals; and

●	Conducting property inspections;

●	maintain loan files generally containing similar information as a bank loan file;

●	secure our loans with mortgages and other documents like banks do; and

●	monitor many of the same ratios bank regulators monitor.

So, while we, in our opinion, improve on some policies and procedures historically used by banks, which we would not be able to do if we were stringently regulated, we follow many of the policies and procedures set up by the various bank regulators. We believe this balanced approach helps us mitigate risk while providing us the opportunity to participate in what we believe to be an underserved market. One example of an improvement on a policy historically used by banks is appraiser selection. Many times banks use a random process to select an appraiser, or a process which uses a middle man. We generally select one of the most qualified appraisers in the specific portion of the market in which we are having the appraisal prepared. We believe this provides for a more consistent result. Another example is geographic diversity. Banks generally do not lend outside of their branch footprint. This does not give regional or local banks enough exposure to most of the United States, but gives them too much exposure in a smaller area. Our geographic diversity has improved over the last three years (we were lending in fifteen and nine states as of December 31, 2016 and 2015, respectively).

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated. As of January 1, 2017, we have retained ten employees (three of which are lending representatives) including our Chief Executive Officer. In his previous experience, our Chief Executive Officer had a nationwide staff of 20 lenders working in the field.

While our business was initially focused on transactions originating in the Pittsburgh area, in 2014 we originated loans in Colorado, Florida, Georgia, Louisiana, New Jersey, Pennsylvania, and South Carolina. In 2015, we entered Delaware, Connecticut, and North Carolina. In 2016 we entered Idaho, Michigan, New York, Ohio, Tennessee, and Utah. We anticipate expanding into other states in 2017. Our goal is to market our loans on a nationwide basis. Currently, our loan portfolio consists of loans made to thirty customers, and, as we grow our loan assets, we intend to further diversify our customer base.

Lines of Business

Our efforts are designed to create a portfolio that includes some or all of the following investment characteristics: (i) provides current income; (ii) is well-secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads. While we primarily provide commercial construction loans to homebuilders (for residential real estate), we may also purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. In February of 2017, we purchased a building in which we intend to operate once construction has been completed. We anticipate that construction will be completed in the summer of 2017.

Our investment policies may be amended or changed at any time by our Board of Managers.

Commercial Construction Loans to Homebuilders

We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we lend money to purchase and rehabilitate older existing homes. Most of the loans are for “spec homes” or “spec lots,” meaning they are built or developed speculatively (with no specific end-user home owner in mind). The loans are secured, and the collateral is the land, lots, and constructed items thereon, as well as additional collateral, as we deem appropriate. Currently, all of our loans are secured by real property. Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien. The loans are demand loans, but the typical length of a home construction loan will range between six months and two years (our average duration has been eight months for paid off loans, and our average outstanding loan is five months old). The typical length of a development project ranges between three and six years. Larger developments are usually developed in phases. Additionally, all of our loans are currently secured by personal guarantees by those owning 10% or more of the borrower.

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales he will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, about 82% of our construction loans to date have been spec homes and 18% have been contracts.

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

In a typical rehab transaction, we fund all or a portion of the purchase price, and then all of the cost to complete the project. In some circumstances, we are unable to see the inside of the home prior to closing, so we assume that anything from drywall to completion needs to be redone, as well as what we can see from the outside. Because we are flexible in our need to see the inside of the home, and we only use experienced builders as customers for this type of lending, we are different than banks.

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

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	model homes and new single-family homes;

●	a pledge of some or all of the equity interests in the borrower entity or other parent entity that owns the borrower entity;

●	additional assets of the borrower, including parcels of undeveloped and developed real property; and

●	in most cases, personal guarantees of the principals of the borrower entity.

Our Chief Executive Officer is responsible for the oversight of all aspects of our commercial construction loan business, including:

●	closing and recording of mortgage documents;

●	collecting principal and interest payments;

●	enforcing loan terms and other borrower’s requirements;

●	periodic review of each loan file; and

●	exercising our remedies in connection with defaulted or non-performing loans.

Our customers are typically small-to-medium sized homebuilders that are currently building in the markets in which we lend to them. Generally, they benefit from doing business with us not just because they are able to sell additional homes (which we finance), but because, as they build additional homes, they are able to increase sales of homes that are built as contracted homes, where the eventual home owner supplies the loan. Builders generally have more success selling homes when a model or spec home is available for customers to see. Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	Average home construction loan $400,000, development loans vary greatly

Term	Demand

Rate	Cost of Funds plus 2%, minimum rate of 7%

Origination Fee	5% for home construction loans, development loans on a case by case basis

Title Insurance	Only on high risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.

Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the Borrower

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

Purchases of Defaulted Secured Debt from Financial Institutions

Some financial institutions have made loans to homebuilders. In some cases, these loans default, and eventually these loans result in collateral foreclosure. After the foreclosure proceeding, the properties usually become the property of the financial institution, which then sells the property, generally at a loss. While the loan is in the foreclosure process, and after the process while the real estate is owned and for sale, the bank holds a nonperforming asset. Sometimes these nonperforming assets negatively impact the banks’ profitability and regulatory ratios. Some banks choose to cleanse their books of these items at a severe loss, allowing them to, while taking a loss, get back to their commercial lending business. There are opportunities to purchase some portfolios of defaulted loans, and/or real estate owned through foreclosure, at deep discounts compared to the actual value of the property. We have not completed any of these transactions, but may choose to do so if the opportunity presents itself.

Purchases of Real Estate

In limited circumstances, the commercial construction loans described above may result in us owning commercial real property as a result of a loan workout, foreclosure, or similar circumstances. Since 2011 we have acquired six pieces of property in this fashion. Three of these were lots which were never built on. These lots were in Georgia. We build and sold one house on one of those lots in 2016, and plan to do the same on one or both of the remaining two lots. We obtained two partially built homes in Louisiana. One has been completed and is listed, and the other is still being completed. We also obtained a valuable lot in Sarasota. This lot has a sales agreement on it and may close in March of 2017. In addition, we purchased a commercial office in which we intend to operate later in 2017. We intend to manage and dispose of any real property assets we acquire in the manner that our management determines is most advantageous to us.

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

As a result of amendments to the Credit Agreement, we converted $1,000,000 of the SF Loan from debt to preferred equity. This preferred equity serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. We also reduced the balance of the SF Loan by $125,000, which was added to the interest escrow, and repaid the remaining $375,000 with cash. The interest rate on the Existing IMA Loan was raised to match the New IMA Loan. Beginning in December 2015, the Hoskins Group invests in our preferred equity in an amount equal to $10,000 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

Also as a result of amendments to the Credit Agreement, we funded an additional $750,000 of interest escrow, we issued several letters of credit relating to BMH Loan which totaled $90,000 and $68,000 at December 31, 2016 and 2015, respectively, and we issued cash bonds for development with $257,000 outstanding at both December 31, 2016 and 2015.

Currently the Pennsylvania Loans have a maximum commitment amount of $5,931,000. We collected a fee of $1,000,000 at closing funded by loan proceeds, all of which was earned over the original expected life of the loans, which was July of 2016. Interest on the Pennsylvania Loans accrues annually at 7% (which increased from 2% starting August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”). Interest payments are funded from the Interest Escrow, with any shortfall funded by the Hoskins Group. Payments of principal are due upon our demand and in accordance with the payment schedule and other terms and conditions set forth in the Credit Agreement. The Credit Agreement obligates the Hoskins Group to make payoffs to us in varying amounts upon the sale or transfer of, or obtaining construction financing for, all or a portion of the property securing the Pennsylvania Loans. The Pennsylvania Loans may be prepaid in whole or in part at any time without penalty. The loans are secured by several first priority mortgages in residential property, consisting of 23 building lots located in the subdivisions commonly known as the Hamlets of Springdale and the Tuscany Subdivision, both in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow. The seller of the property securing the BMH Loan retained a second mortgage in the amount of $400,000, with a balance of approximately $61,000 and $157,000 as of December 31, 2016 and December 31, 2015, respectively.

Interest Escrow

The Pennsylvania Loans called for a funded Interest Escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that Interest Escrow was $450,000. The balance as of December 31, 2016 and 2015 was $541,000 and $267,000, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 20% of lot payoffs on the same loans, and by distributions on the Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The Interest Escrow is also used to contribute to the reduction of the $400,000 subordinated mortgage upon certain lot sales of the collateral of the BMH Loan.

A detail of the financing receivables for the Pennsylvania loans at December 31, 2016 is as follows:

(All dollar [$] amounts shown in table in thousands).

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +7% (7% Floor)
Lots			$39		$3,173	(3)
Interest Escrow			950		541
Cash Bond			257	(5)	257
Loan Fee			750		–

Total BMH Loan			1,996		3,971
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +7% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +7% (7% Floor)	149		–
Existing IMA Loan	Demand(2)	COF +7% (7% Floor)	1,687		1,465	(4)

Total IMA Loans			2,086		1,465

SF Preferred Equity			–		1,150	(6)

Total			$4,082		$6,586

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $3,756, net of the net estimated costs to finish the development of $583.

(4) Estimated collateral value is equal to the appraised value of $1,568, net of estimated costs to finish the development of $103.

(5) The cash bond is in place to guarantee to the township that work will be completed on this project. We will fund this work and expect to cancel the bond upon completion of the work.

(6) In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

The Company has a credit agreement with its largest borrower which includes a maximum exposure on all three loans, as described in the chart below. This limit does not include construction loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2016. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,586	$5,931	(3)	$4,082	62%	$1,000
Total	1	3	$6,586	$5,931		$4,082	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,150 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,931 commitment amount.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2016	December 31, 2015

Pass	$18,275	$15,247
Special mention	3,294	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$21,569	$15,247

Finance Receivables – Method of impairment calculation:

	December 31, 2016	December 31, 2015

Performing loans evaluated individually	$12,424	$10,672
Performing loans evaluated collectively	9,145	4,575
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total	$21,569	$15,247

2017 Outlook

In 2017, we anticipate using proceeds from the Notes, the purchase and sale agreements, and other sources to generate additional loans (mostly spec home construction loans), increase loan balances, and increase our customer and geographic diversity.

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

We believe that this is a good time to extend commercial loans to builders in the residential real estate market because, currently, this market appears underserved, home values are average, and many of our competitors have sustained losses due to declines in home values in the second half of the previous decade and, therefore, are reluctant to lend in this space at this time. We expect our loans to be different than other lenders in the markets in which we are active. Typically the differences are:

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

Environmental Compliance

We do not believe that compliance with federal, state, or local laws relating to the protection of the environment will have a material effect on our business in the foreseeable future. However, loans we extend or purchase are secured by real property. In the course of our business, we may own or foreclose and take title to real estate that could be subject to environmental liabilities with respect to these properties. We (or our loan customers) may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical release at a property. The costs associated with the investigation or remediation activities could be substantial. In addition, if we become the owner of or discover that we were formerly the owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. To date, we have not incurred any significant costs related to environmental compliance and we do not anticipate incurring any significant costs for environmental compliance in the future. Generally, when we are lending on property which is being developed into single family building lots, an environmental assessment is done by the builder for the various governmental agencies. When we lend for new construction on newly developed lots, the lots have generally been reviewed while they were being developed. We also perform our own physical inspection of the lot, which includes assessing potential environmental issues. Before we take possession of a property through foreclosure, we again assess the property for possible environmental concerns, which, if deemed to be a significant risk compared to the value of the property, could cause us to forego foreclosure on the property and to seek other avenues for collection.

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

As of December 31, 2016, we had $0 of senior debt outstanding on our senior debt lines of credit of $1,500,000, with availability of $1,500,000. Our purchase and sale agreements with third-parties also function as senior debt. The balance on those purchase and sale agreements was $7,322,000 on December 31, 2016, and is expected to grow in the future. We also have senior subordinated notes which are senior to the Notes of $279,000 as of December 31, 2016. We entered into a line of credit agreement which is senior unsecured in January of 2017 with a maximum outstanding balance of $500,000. The balance was $500,000 as of February 28, 2017. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

The indenture and terms of our Notes do not restrict our use of leverage. A relatively small loss can cause over leveraged companies a material adverse change in their financial position. If this happened to us, it may make it difficult to repay the Notes.

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. Our Company had 17% and 23% of our loan assets in equity as of December 31, 2016 and 2015, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the sale of the Notes. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $1,500,000 with no borrowings as of December 31, 2016, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the sale of the Notes to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

Risks Related to Our Business

We have $11,503,000 of unfunded commitments to builders as of December 31, 2016. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our purchase and sale agreements, the rest would have to come from our Notes program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2016, we have $11,503,000 of unfunded commitments to builders. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders put us back, we would need to fund that amount. Lines of credit, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, we may face any one or more of the following: A higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes offering. Therefore, we could default on our repayment obligations to our Note holders.

We have $2,798,000 of foreclosed assets as of December 31, 2016, which unlike our loans, are generally recorded on our balance sheet at the value of the collateral. A 30% reduction in total collateral value would reduce our earnings and net worth by $839,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2016, we had $2,798,000 of foreclosed assets on our books. These assets are recorded on our balance sheet at the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 30% reduction, for instance, would result in an $839,000 loss. This is a much a greater loss than what a 30% reduction in the collateral value of our $20,091,000 loan portfolio would cause. Accordingly, while we are carrying large balances of foreclosed assets, our business is subject to increased risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have two lines of credit from affiliates which allow us to incur a significant amount of secured debt. These lines are collateralized by a lien against all of our assets. Our purchase and sale agreements function as secured debt as well. We expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2016, we had $0 of secured debt outstanding on our senior debt lines of credit of $1,500,000, with availability of $1,500,000 and the capacity to sell portions of many loans under the terms of our purchase and sale agreements. The lines of credit are from affiliates. The affiliate loans are collateralized by a lien against all of our assets. The purchase and sale agreements are with third-parties and are collateralized by the loans we sell under the agreement. We have a senior subordinated note for $279,000 and a line of credit from a bank with a maximum outstanding balance of $500,000 which is senior unsecured. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, like the purchase and sale agreements loan purchasers. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for a significant portion of our revenues and a portion of our capital.

As of both December 31, 2016 and 2015, 37% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties referred to herein as the “Hoskins Group”). That same company has a preferred equity interest in us. Therefore, currently, we are reliant upon a single developer and homebuilder for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term.

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

The purchase and sale agreements we entered into in December of 2014 and April 2015 have allowed us to increase our loan assets and debt. If loans that we create have significant losses, the benefit of larger balances can be outweighed by the additional loan losses. Also, while this transaction is booked as a secured financing, it is not a line of credit. So we will have increased our loan balances without increasing our lines of credit, which can cause liquidity problems. One solution to this problem is having idle cash for liquidity, which then can reduce our profitability. If either of these problems is persistent and significant, our ability to pay interest and principal on our Notes may be impaired.

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

Our loan investments are currently not well diversified geographically. As of both December 31, 2016 and 2015, 37% of our outstanding loan commitments are concentrated in the Pittsburgh, Pennsylvania market. We believe that home values are the predominant factor impacting the amount of money we may lose on defaulted loans. Housing in this market has been muted in the last two years. Because of our reliance on the Pittsburgh housing market, any adverse conditions affecting the local housing market in this area will have a magnified adverse effect on our loan portfolio and adversely affect our ability to pay back Note holders’ investments in the Notes. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes.

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest on the Notes and repay the principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, overall economy, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. The tightening credit markets have made it more difficult for potential homeowners to obtain financing to purchase homes. If housing prices decline or sales in the housing market decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

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

Some of the collateral securing the IMA Existing Loan (as such term is defined under “Business — Commercial Construction and Development Loans”) is preferred equity in our Company which has a book value of $1,150,000 as of December 31, 2016. If the borrower defaults on the loan and we are forced to use collateral to repay the loan, we will need to sell this preferred interest in us to a third-party. There is no liquid market for this instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

If a large number of our current and prospective borrowers are unable to repay their loans within a normal average number of months, we will experience a significant reduction in our income and/or liquidity, and may not be able to repay the Notes as they become due.

Construction loans that we extend are expected to be repaid in a normal average number of months, typically eight months, depending on the size of the loan. Development loans are expected to last for many years. We have interest paid on a monthly basis, but also charge a fee which will be earned over the life of the loan. If these loans are repaid over a longer period of time, the amount of income that we receive on these loans expressed as a percentage of the outstanding loan amount will be reduced, and fewer loans with new fees will be able to be made, since the cash will not be available. This will reduce our income as a percentage of the Notes, and if this percentage is significantly reduced it could impair our ability to pay principal and interest on the Notes.

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

We are exposed to risk of environmental liabilities with respect to properties of which we take title. Any resulting environmental remediation expense may reduce our ability to repay the Notes.

In the course of our business, we may foreclose and take title to real estate that could be subject to environmental liabilities. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical release at any property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

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

Our business plan may result in us rapidly growing our commercial lending business, and a team of employees will need to be hired and perform at a high level for us to be successful. We do not have a great deal of experience in this type of capital structure (using Notes).

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

As of December 31, 2016, we had borrowed $0 from The 2007 Daniel M. Wallach Legacy Trust, with availability on that line of credit of $250,000, and $0 from Daniel M. Wallach, our Chief Executive Officer (who is also on our Board of Managers), and his wife, Joyce Wallach, with availability on that line of credit of $1,250,000. These affiliate loans are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these affiliate loans. Pursuant to each promissory note, the affiliates have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the promissory notes and pledge agreement. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2016, we operate an office in Jacksonville, Florida pursuant to a lease, which has been prepaid through its expiration date of June 2017. In February of 2017 we purchased a building in which to operate, which we anticipate occupying in the summer after we finish the inside construction.

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

Common Equity

As of December 31, 2016, we had 2,629 Class A common membership units outstanding, held by our three members. There is no established trading market for our membership units. As of December 31, 2016, 96% of our outstanding Class A common membership units are beneficially owned by our Chief Executive Officer (who is also on our Board of Managers), Daniel M. Wallach, and his wife, Joyce S. Wallach. Effective December 31, 2015, S.K. Funding, LLC acquired the remaining 4% Class A common membership units outstanding. For the fiscal years ended December 31, 2016 and 2015, we declared and paid total distributions to our owners of $436 and $181, respectively, which distributions were declared and paid on a quarterly basis.

Preferred Equity

As of December 31, 2016, the Hoskins Group owns a total of 11.5 Series B cumulative preferred units, which were issued for a total of $1,150. Of that total, 1.4and 0.1 Series B preferred units were issued to the Hoskins Group during 2016 and 2015, respectively, pursuant to an agreement whereby the Hoskins Group agreed to purchase 0.1 Series B preferred units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. The Series B preferred units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B preferred units’ value (providing profits are available) will be made quarterly. The Hoskins Group Series B cumulative preferred units are also used as collateral for that group’s loans to the Company.

Public Notes Offering

We registered up to $70,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of December 31, 2016, we had issued a gross amount of $6,239 in Notes pursuant to our public offering. From September 29, 2015 through December 31, 2016, we incurred expenses of $114 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2016 were $6,125, 87% of which was used to increase loan balances.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2016, and 2015 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2014, 2013 and 2012 is derived from our audited consolidated financial statements not included in this document.

As of, and for, the years ended December 31,

	2016		2015	2014	2013	2012
	(Audited)		(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Net interest income
Interest income	$3,640		$1,863	$1,138	$596	$581
Interest expense	1,748		864	433	157	115
Provision for Loan losses	16		59	22	–	–
Net interest income after Loan loss provision	1,876		940	683	439	466
Non-Interest Income
Gain from foreclosure of assets	72		105	–	–	–
Non-Interest Expense
Selling, general and administrative expenses	1,319	(1)	547	390	415	344
Impairment loss on foreclosed assets	111		–	–	–	–
Net income	$518	(1)	$498	$293	$24	$122

Balance Sheet Data
Cash and cash equivalents	$1,566		$1,341	$558	$722	$646
Accrued interest on loans	280		146	78	27	26
Other assets	151		14	13	14	10
Loans receivable, net	20,091		14,060	8,097	4,045	3,604
Foreclosed assets	2,798		965	–	–	–
Total assets	24,886		16,526	8,746	4,808	4,286
Customer interest escrow	812		498	318	255	329
Accounts payable and accrued expenses	1,363		539	199	59	41
Notes payable unsecured, net of deferred financing costs	11,962		8,497	5,172	2,590	906
Notes payable secured	7,322		3,683	–	–	–
Notes payable related parties	–		–	–	–	1,108
Due to preferred equity member	28		25	–	–	–
Total liabilities	21,487		13,242	5,689	2,904	2,384
Members’ capital	3,399		3,284	3,057	1,904	1,902
Members’ contributions	140		10	1,000	–	–
Members’ distributions	$(543)		$(281)	$(140)	$(22)	$(50)

(1) We began paying our CEO effective January 1, 2016. Selling, general and administrative expenses were $403 higher due to those costs in 2016. Net income would have been $403 higher in 2016 without those costs.

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” We have a limited operating history as a finance company. We currently have nine paid employees, including our Executive Vice President of Operations. We currently use three employees to originate most of our new loans. Our office staff processes, underwrites, documents, and funds our loans. Our office staff also manages our investor relations and relationships with other debt holders. Our Board of Managers is comprised of Mr. Daniel M. Wallach and three independent managers – Bill Myrick, Eric Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the Board of Managers is responsible for overseeing our business.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. In February of 2017, we purchased a building in which we intend to operate once construction has been completed. We anticipate that construction will be completed in the summer of 2017.

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

We had $20,091 and $14,060 in loan assets as of December 31, 2016 and 2015, respectively. As of December 31, 2016, we have 69 construction loans in 15 states with 30 borrowers, and have three development loans in Pittsburgh, Pennsylvania. At the end of 2014 and again in April 2015, we entered into purchase and sale agreements for portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015. These agreements have allowed us to increase our loan balances and commitments significantly in 2015 and 2016. In January of 2017, we entered into a line of credit agreement with a bank for $500. As of January 31, 2017 we had $3,417 in equity and $21,238 in loan assets.

We currently have eight sources of capital:

	December 31, 2016	December 31, 2015
Capital Source
Purchase and sale agreements	$7,322	$3,683
Secured line of credit from affiliates	–	–
Unsecured senior line of credit from a bank	–	–
Unsecured Notes through our public offering	11,221	8,496
Other unsecured debt	1,152	600
Preferred equity Series B units	1,150	1,010
Common equity	2,249	2,274

Total	$23,094	$16,063

Certain features of the purchase and sale agreement have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. A new line of credit that we obtained from a bank also lessens the need for lines of credit from affiliates.

Economic and Industry Dynamics

During the second half of the previous decade, the housing market was plagued by declining values and a lack of housing starts. Demand for residential construction loans was negatively impacted by the net decrease in housing starts (a key driver relative to commercial lending to residential homebuilders). The housing market started to decline in 2006, reached its bottom in 2008. More recently, values and starts have been rising, but are not back to historical norms as of December 31, 2016. See “Inflation, Interest Rates, and Housing Starts” later in this section. The decrease which started in 2006 followed 15 years of increases in housing starts. Home values also decreased during the housing start decline, but have returned to average numbers. The combination of these events, along with others, presented significant hurdles to residential homebuilders.

Due to the need to fund either part or all of the costs of their construction projects, homebuilders often have to work with lending institutions. The normal lending institutions (banks, S&L, credit unions, etc.) were all negatively impacted by the trends discussed above, which raised default rates and losses related to commercial lending loans issued to residential homebuilders. In fact, many state and federal regulators are discouraging community banks and lending institutions from lending to residential homebuilders.

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

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Concentration of loan portfolio (i.e., how many of the loans are of one type, with any particular customer, or within any particular geography)	As of both December 31, 2016 and 2015, 37%, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2016, our next two largest customers make up 11% and 6%, respectively, of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6%, respectively, of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively. In the upcoming years, we plan on increasing our geographic and builder diversity while continuing to focus on residential homebuilder customers.
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans.
Potential increases in interest rates, which would reduce operating income	We offer variable rate loans that incorporate a spread (i.e., profit) above the Company’s costs of funds to insulate it against this risk. A more detailed description is included in Interest Spread below.
Liquidity

As in every financial institution, we manage our loan balances to builders with our capital structure in mind. We had six sources of capital as of December 31, 2016:

● Secured lines of credit from our members;

● Purchase and sale agreements which are treated like a secured borrowing;

● Our Notes offering;

● Other unsecured debt;

● Preferred equity(Series B); and

● Common equity.

In January of 2017 we added an unsecured line of credit from a bank.

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

Opportunities

Although we can give no assurance as to our success in our efforts, in the future, our management will focus its efforts on the following opportunities:

●	receiving money from the Notes and other sources of capital, sufficient to operate our business and allow for growth and diversification in our loan portfolio;

●	growing loan assets and the staffing and operations to handle it. We hire office staff as loan volume grows, and hire the origination staff, which is field based, as our liquidity allows for new loan originations. The goal for the field staff is to have a geographic coverage that eventually covers most of the continental U.S.;

●	replacing our existing lines of credit from our affiliates with lines of credit from financial institutions. We would like the maximum amount (the credit limit) to be 20% of our asset size, and our outstanding amounts to average 10% of our asset size. Certain features of the purchase and sale agreements have added liquidity and flexibility, which have lessened the need for the lines of credit. We added an unsecured line of credit in January of 2017;

●	producing a profit, and making distributions to our members to cover their tax burden from our operations, and, if possible, to give them a return on their investment; and

●	retaining earnings to grow the equity of the Company.

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

●   Amount of nonperforming assets. Since we are paying interest on all money we borrow, any asset created or funded with borrowed funds that does not have an interest return costs us money. There is an interest expense for us, with no interest income to offset it. Generally there are two types of nonperforming assets. The first is nonperforming loans and related foreclosed assets held, which do not generate interest income unless actually received in cash. The second nonperforming asset type is money borrowed which is not invested in loans. To mitigate the negative spread on unused borrowed funds (idle cash), we use our line of credit to handle daily liquidity. We would like to maintain a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This will help reduce any negative spread on idle cash. In January of 2017, we obtained an unsecured line of credit, with a maximum borrowing limit of $500, which is 2.5% of our loan assets as of December 31, 2016.

We calculate interest spread by taking the difference between interest income and expense, and, when we express it as a percentage, by dividing it by our weighted average outstanding loan balance.

Loan Losses

The second major factor in determining our profitability is loan losses. Losses on loans occur with nonperforming loans (i.e., when customers are unable to repay their interest and/or principal). Normally, the loss in this situation is the difference between the collateral value and the loan value, less any costs of disposal. Homes which were constructed in the mid 2000’s created significant losses because many homes were worth less when completed than the appraised value at the time the loan was created. Losses also occur in loans when homes are partly built at the point of default, or never built. Generally, a declining real estate market will be the primary driver for loan losses. We believe that while current values may fall in some real estate markets, in general, values are low and represent a lower risk than at many other times over the last eight years, and that over the last several years in general, values have been rising. Another type of loss relating to loans is the loss which occurs when the loan becomes a foreclosed asset. At the initial conversion from loan to foreclosed asset, there is a calculation of current value of the real estate vs. the loan amount. If this amount is a loss and has not been provided for previously through our allowance for loan losses, there will be a loss on our financial statements, typically in the loan loss provision. If there is a gain it will show up in non-interest income. If during the ownership of the asset there is a reason to further write the item down, this loss shows as a non-interest expense. If upon sale there is a gain or loss, those items show up as non-interest gains or losses. Even though these items don’t impact interest spread, they are important pieces of our financial statements.

SG&A Expenses

SG&A expenses for us are almost all of the expenses that are not interest and loan/foreclosed asset losses. In 2016 we increased SG&A as compared to 2015 due to paying our CEO, increases in the number of employees, loan and foreclosed asset expenses, legal and accounting, board related expenses, and advertising. Foreclosed asset expenses generally include subdivision HOA expenses, taxes, and legal expenses. We anticipate SG&A expenses increasing as our loan balance increases in 2017.

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

Appraisers are state certified, and are selected by first attempting to utilize the appraiser who completed the original appraisal report. If that appraiser is unavailable or unreasonably expensive, we use another appraiser who appraises routinely in that geographic area. BOVs are created by real estate agents. We try to first select an agent we have worked with, and then, if that fails, we select another agent who works in that geographic area.

Currently, fair value of collateral has the potential to impact the calculation of the loan loss provision. Specifically relevant to the allowance for loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various assumptions that could be used, determining the collateral’s fair value requires significant judgment.

December 31, 2016
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$46

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $20,091, and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, an addition to the loan loss provision of $46 would be required.

Foreclosed assets

Foreclosed assets, as applicable, are accounted for both on the consolidated balance sheets and the consolidated statements of operations. On the consolidated statements of operations, management estimates the amount of impairment to capture when a loan is converted to a foreclosed asset, the impairment when the value of an asset drops below its carrying amount, and any loss or gain upon final disposition of the asset. The calculation of the impairment, which appears on our consolidated balance sheets as a reduction in the asset, requires us to compile relevant data for use in a systematic approach to assess and estimate the value of the asset and therefore any required impairment thereof. We use the policy summarized as follows:

For properties which exist in the condition in which we intend to sell them, we obtain an appraisal of the assets current value. We reduce the appraised value by 10% to account for selling costs. This amount is used to initially book the asset. Typically prior to the initial booking of the foreclosed asset, the loan has already been reserved to this level. If during ownership, the value of the foreclosed asset drops, an additional impairment is recorded. For assets that need to be improved prior to sale, the above calculation is performed at the time of the booking of the foreclosed asset (an appraisal “as-is”), but subsequent to that, we look at the to be completed value minus 10% and subtract off the estimated cost of remaining work to be done. If this results in additional impairment, it is booked in non-interest expense. For assets which are going to be improved, while the asset is a loan (before it becomes a foreclosed asset) the calculation of the specific loan loss reserve is done based on the to be completed value as compared to the book value plus estimated completion costs. This can result in an impairment at the initial booking of the foreclosed asset.

The fair value of real estate will impact our foreclosed asset value, which is booked at 100% of fair value (after selling costs are deducted). Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

December 31, 2016
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 30%*	$–
Decreasing fair value of the foreclosed asset by 30%	$(839)

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

Currently, we anticipate a consistent average duration of 34 months for the Notes in our current offering. An increasing average duration over the remaining anticipated length of the Notes offering would decrease the amount of amortization reflected in interest in the next 12 months, and a decreasing average duration of investments over the remaining anticipated length would increase the amount reflected in the next 12 months.

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration to 5 months for all remaining months of origination	$15
Increasing the average duration to 5 months for all remaining months of origination	$(11)

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2016 and 2015 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our income statement for the following periods for the years ended December 31, 2016 and 2015:

	2016		2015

Net Interest Income
Interest and fee income on loans	$3,640		$1,863
Interest expense:
Interest related to secured borrowings	570		125
Interest related to unsecured borrowings	1,178		739
Interest expense	1,748		864

Net interest income	1,892		999
Less: Loan loss provision	16		59

Net interest income after loan loss provision	1,876		940

Non-Interest Income
Gain from foreclosure of assets	44		105
Gain from sale of foreclosed assets	28		–

Income	1,948		1,045

Non-Interest Expense
Selling, general and administrative	1,319	(1)	547
Impairment loss on foreclosed assets	111		–

Total non-interest expense	1,430		547

Net income	$518	(1)	$498

Earned distribution to preferred equity holder	107		100

Net income attributable to common equity holders	$411	(1)	$398

(1) We began paying our CEO effective January 1, 2016. Selling, general and administrative expenses were $403 higher due to those costs in 2016. Net income would have been $403 higher in 2016 without those costs.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Years Ended December 31,
(in thousands of dollars)	2016		2015
Interest Income		*		*
Interest income on loans	$2,415	13%	$1,156	12%
Fee income on loans	1,225	7%	707	7%
Interest and fee income on loans	3,640	20%	1,863	19%
Interest expense – secured	570	3%	125	1%
Interest expense – unsecured	911	5%	510	6%
Amortization of offering costs	267	2%	229	2%
Interest expense	1,748	10%	864	9%
Net interest income (spread)	1,892	10%	999	10%

Weighted average outstanding loan asset balance	$18,249		$9,848

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income on loans was higher in 2016 vs. 2015 by 1%. This increase was due to: 1) default interest charged to a borrower in 2016; 2) a higher interest rate charged to all of our borrowers (caused by an increase in our borrowing costs); 3) not recognizing interest in 2015 for a borrower we were foreclosing on; and 4) an increase in the rate we are charging on our development loans. Our interest expense increased in 2016 as we sought to increase our loan balances and found that we were able to do so by raising the interest rates we paid to our lenders, including the Notes program. Also we were using capital raised from debt to carry foreclosed assets, and while that raised our interest cost, it did not increase our weighted average outstanding loan balance.

The difference between the interest income and interest expense was 3% for both 2016 and 2015. We anticipate that interest cost and interest income will both rise as a percentage of loan balance, but that the difference between the interest income and interest expense will remain consistent with the past two years.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee was recognized over the life of the loans, and has been fully recognized as of August, 2016. All of our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. For both 2016 and 2015, fee income was 7% of the average outstanding balance on all loans. The decrease in fee income from the development loans in the later part of 2016 was offset by a higher percentage of our loans being construction loans. In the future, we anticipate creating loans with fees ranging between 4 and 5% of the maximum loan amount, and we anticipate that our fee percentage in 2017 vs. 2016 will be slightly higher due to construction loans being a higher portion of our balances in 2017. This increase will be partially offset in the first half of 2017 because the 2011 loans had fee income through July 2016.

● Amount of nonperforming assets. In 2015 we had loan assets we were foreclosing on which were not paying interest, and in 2016 we had no such loan assets. Real estate assets owned (after we foreclosed on loans and took possession of the property serving as collateral) do not have an interest return either, and the balance of those has risen during 2016 from $965 to $2,798. On December 31, 2016 and 2015, we carried cash balances of $1,566 and $1,341, respectively, which also do not have a material return. We anticipate that our nonperforming assets will decrease somewhat in relation to total assets during 2017, reducing the impact of nonperforming assets on our interest spread.

Loan Loss Provision

We recorded $16 and $17 in the years ended December 31, 2016 and 2015, respectively, in loss reserve related to our collective reserve (loans not individually impaired). In addition, we reserved $0 and $42 in the years ended December 31, 2016 and 2015, respectively, in our specific reserve (for loans individually impaired) specifically related to loans we were foreclosing on in 2015. We anticipate that the collective reserve will increase as our balances rise throughout 2017.

Non-Interest Income

We recognized foreclosed gains of $44 and $105 in the years ended December 31, 2016 and 2015, respectively, from the initial foreclosure of assets. This represents the difference between our loan book value and the appraised value, net of selling costs, of the real estate. We also sold a foreclosed asset in 2016 and recognized a gain of $28. We anticipate some similar small gains in 2017.

SG&A Expenses

The following table displays our SG&A expenses for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Selling, general and administrative expenses
Legal and accounting	$167	$144
Salaries and related expenses	816	187
Board related expenses	112	105
Advertising	46	22
Rent and utilities	19	20
Printing	10	12
Loan and foreclosed asset expenses	62	16
Travel	35	15
Other	52	26
Total SG&A	$1,319	$547

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

We began paying our CEO effective January 1, 2016. Our CEO’s total compensation (including bonus accrual and benefits) was approximately $403 and $0 for the years ended December 31, 2016 and 2015, respectively. We also have additional staff in the field and in the office. Advertising increased due to expenses related to new builder efforts. Loan and foreclosed asset expenses increased due to expenses related to having real estate which we foreclosed on. Travel expense was higher due to our field representatives and more site visits to potential loan jobsites. Legal expenses were up due to our growth. We anticipate additional expenses as we grow in 2017.

Impairment loss on foreclosed assets

We recorded $111 and $0 in the years ended December 31, 2016 and 2015, respectively, in impairment losses of our foreclosed assets (real estate taken in foreclosure). These losses are generally due to either decreases in value or cost overruns in completion. We may have more impairment in 2017 either on our existing or acquired foreclosed assets.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. At December 31, 2016 and 2015, we had $1,566 and $1,341, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. We anticipate loan production to increase in 2017, therefore increasing the average amount of cash we may hold, unless we obtain a line of credit from a financial institution. In January 2017, we executed a line of credit with a bank with a maximum outstanding of $500, which should lessen somewhat the amount of cash we carry on our books.

Deferred Financing Costs, Net

Gross deferred financing costs were $1,014 and $935 as of December 31, 2016 and December 31, 2015, respectively. The accumulated amortization of those costs was $540 and $336 as of the same dates. We expect that the gross deferred financing amount will continue to increase over time as more of the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2016 as compared to 2015.

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

The following is a roll forward of deferred financing costs for the years ended December 31, 2016 and 2015:

	2016	2015
Deferred financing costs, beginning balance	$935	$737
Additions	79	198
Deferred financing costs, ending balance	$1,014	$935
Less accumulated amortization	(603)	(336)
Deferred financing costs, net	$411	$599

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2016 and 2015:

	2016	2015
Accumulated amortization, beginning balance	$336	$107
Additions	267	229
Accumulated amortization, ending balance	$603	$336

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $4,082 and $6,004 as of December 31, 2016 and 2015, respectively. These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 62 have been developed and sold, 19 are developed and not sold, as of December 31, 2016. The Tuscany subdivision is a single phase 18 lot subdivision, with four lots remaining as of December 31, 2016. A portion of the collateral of the Pennsylvania Loans is preferred equity interests in us (see Risk Factor “Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, for a significant portion of our revenues and a portion of our capital.”).

The borrower also owns preferred equity in us which serves as collateral for the Pennsylvania Loans. There is no liquid market for the preferred equity, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. Beginning in December 2015, the Hoskins Group invests in our preferred equity in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions. The terms and conditions of the Pennsylvania Loans are set forth in further detail below.

We have other borrowers, all of whom borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2016. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,586	$5,931	(3)	$4,082	62%	$1,000
Total	1	3	$6,586	$5,931		$4,082	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,150 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,931 commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,118	77%	$1,000
Total	1	3	$7,902	$6,456		$6,118	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Commercial loans, gross	$21,569	$15,247
Less: Deferred loan fees	(618)	(628)
Less: Deposits	(861)	(521)
Plus: Deferred origination expense	55	–
Less: Allowance for loan losses	(54)	(38)

Commercial loans, net	$20,091	$14,060

Roll forward of commercial loans for the years ended December 31, 2016 and 2015:

	2016	2015

Beginning balance	$14,060	$8,097
Additions	23,184	13,760
Payoffs/sales	(15,168)	(6,436)
Moved to foreclosed assets	(1,639)	(767)
Change in deferred origination expense	55	–
Change in builder deposit	(340)	(387)
Change in loan loss provision	(16)	(17)
New loan fees	(1,270)	(897)
Earned loan fees	1,225	707

Ending balance	$20,091	$14,060

Finance Receivables – Method of impairment calculation:

	December 31, 2016	December 31, 2015

Performing loans evaluated individually	$11,865	$9,971
Performing loans evaluated collectively	8,226	4,089
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–

Total	$20,091	$14,060

Below is an aging schedule of loans receivable as of December 31, 2016, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	71	$17,460	87%
60-89 days	1	2,631	13%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$20,091	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$20,091	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Below is an aging schedule of loans receivable as of December 31, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	71	$17,460	87%
60-89 days	1	2,631	13%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$20,091	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$20,091	100%

Below is an aging schedule of loans receivable as of December 31, 2015, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	49	$14,060	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	49	$14,060	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	49	$14,060	100%

Foreclosed Assets

Roll forward of Foreclosed Assets for the years ended December 31, 2016 and 2015:

	2016	2015

Beginning balance	$965	$–
Additions from loans	1,813	880
Additions for construction/development	566	85
Sale of foreclosed assets	(463)	–
Gain on sale	28	–
Impairment loss on foreclosed assets	(111)	–

Ending balance	$2,798	$965

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We had an agreement with a builder to build a house on one of the lots which was completed in 2016 and sold and closed in November of 2016. We recorded a gain of $28 as a result of that sale. We will likely start construction on another home on one of the lots early in 2017. Two of the properties were partially completed homes in Louisiana, one has been finished and work is proceeding to complete the second of these homes. Those homes were reappraised and impaired for $111 based on a declining value and cost overruns. We acquired one property via a deed in lieu of foreclosure during 2016. This property is a beach lot in Sarasota, Florida with a sales contract with contingencies scheduled to close in March of 2017.

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2016 and 2015 was $541 and $267, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on the SF Loan and Hoskins Group preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding. The interest escrow is also used to contribute to the reduction of the $400 subordinated mortgage upon certain lot sales of the collateral of that loan.

Sixteen and ten other loans active as of December 31, 2016 and 2015, respectively, also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $271 and $231 as of December 31, 2016 and 2015, respectively.

Roll forward of interest escrow for the years ended December 31, 2016 and 2015:

	2016	2015

Beginning balance	$498	$318
+ SF Loan interest and preferred equity dividends	104	82
+ Additions from Pennsylvania Loans	926	562
+ Additions from other loans	430	328
- Interest and fees	(1,109)	(755)
- Repaid to borrower or used to reduce principal	(37)	(37)

Ending balance	$812	$498

Notes Payable Unsecured

At the same time that we extended the Pennsylvania Loans in December 2011, we assumed a note payable to our borrowing customer for $1,500, which was the balance until December 2014. This loan was unsecured and had the same priority as the Notes. It was also collateral for the loans we extended to this customer. In December 2014, we converted $1,000 of this note payable to preferred equity and moved $125 of the note payable to the interest escrow. In January 2015, we repaid the remaining $375 to the borrower. In addition, we owed $11,221 and $8,496 in Notes payable under our Notes offering as of December 31, 2016 and 2015, respectively. In August 2015, we borrowed $500 through a note with Seven Kings Holdings, Inc. (“7Kings”), which is currently due in February of 2017. We also have four notes to third parties for $652 the majority of which are due in 2020. We expect our Notes payable unsecured balance to increase as we raise funds in our Notes offering.

Notes Payable Related Party

We have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both December 31, 2016 and 2015. We had $1,500 available to us on the affiliate lines as of both December 31, 2016 and 2015, although there is no obligation of the affiliates to lend money up to the note amount. We intend to have a line of credit or multiple lines of credit in the future, and intend to eventually replace these lines from affiliates with lines from unrelated financial institutions. Certain features of the purchase and sale agreement with the Loan Purchaser have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. In January of 2017, we executed a line of credit with a bank with a maximum outstanding balance of $500.

S.K. Funding, LLC (“S.K. Funding”), an affiliate of 7Kings, owns 4% of our common equity. S.K. Funding is also a buyer in a purchase and sale agreement where we are the seller. 7Kings is an investor in our notes program for $500 and has a $500 unsecured note due from us.

Purchase and Sale Agreements

In December 2014, the Company entered into a purchase and sale agreement with 1st Financial Bank USA whereby the purchaser may buy loans offered to it by us, and we may be obligated to offer certain loans to purchaser. Purchaser is buying senior positions in the loans they purchase, originally 50%, 70% on new loans as of January 2017, of each loan. Purchaser generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of purchaser must have been received by purchaser in interest, or we must make up the difference. Also, the purchaser has a put option, which is limited to 10% of the funding provided by purchaser under all loans purchased in the trailing 12 months.

In April 2015, the Company entered into a purchase and sale agreement with 7Kings as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. On or about May 7, 2015, 7Kings assigned its right and interest in the purchase and sale agreement to S.K. Funding, an affiliate of 7Kings. S.K. Funding may adjust the $1,500 with notice, but such change will not cause a buyback by us. S.K. Funding is buying pari-passu positions in the loans they purchase, generally 50% of each loan. S.K. Funding generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with S.K. Funding whereby S.K. Funding agreed to buy priority interests of $1,000 each in two large loans we originated. In the first quarter of 2016, after one of the $1,000 loans repaid, we entered into an additional modification whereby S.K. Funding agreed to buy priority interests totaling $2,000 in a total of three large loans we originated. The interest rate for the loans covered by these modifications is 9.5% to S.K. Funding. On June 30, 2016, one of those two loans was terminated with a deed in lieu of foreclosure. The property is owned by us, and we owe S.K. Funding $1,000 on that property (secured by mortgage) to be repaid upon the sale of the property. This amount is still covered by our purchase and sale agreement and is included in the totals in the chart below. Two more amendments were signed in the fourth quarter of 2016 allowing for more priority purchases of loans under the same terms as the first two amendments. On December 31, 2015, S.K. Funding purchased 4% of our common equity from the Wallach family.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	December 31, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$5,779	$2,517	$2,723	$1,061
S.K. Funding, LLC	7,770	4,805	4,522	2,622

Total	$13,549	$7,322	$7,245	$3,683

The $7,770 of loans which served as collateral for S.K. Funding does not include the book value of the foreclosed assets which also secure their position, which amount is $1,813.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority. The bank line of credit did not start until January 2017, but is listed to better your understanding:

	Priority Rank	December 31, 2016	December 31, 2015
Borrowing Source
Purchase and sale agreements	1	$7,322	$3,683
Secured line of credit from affiliates	2	–	–
Bank line of credit debt (senior unsecured)	3	–	–
Other unsecured debt (senior subordinated)	4	279	–
Unsecured Notes through our public offering	5	11,221	8,496
Other unsecured debt (subordinated)	5	700	600
Other unsecured debt (junior subordinated)	6	173	–

Total		$19,695	$12,779

Contractual Obligations

We currently have seven notes outstanding outside of the public offering. Two notes to affiliates are demand notes established on December 30, 2011, with balances of $0 as of both December 31, 2016 and 2015. We also have an unsecured note from 7Kings for $500 due in 2017 and four from unrelated third parties for $452 due mostly in 2020. We have secured debt as well, which is due when the loan collateral is repaid by the borrower. Their maturities are estimated in the table below. The following table shows the maturity of outstanding debt as of December 31, 2016.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2017	$10,838	$3,116	$600	$7,322
2018	2,516	2,516	–	–
2019	3,011	3,011	–	–
2020	3,330	2,578	552	–

Total	$19,695	$11,221	$1,152	$7,322

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $11,503 as of December 31, 2016 and $7,332 as of December 31, 2015. See Note 9 of our consolidated 2016 financial statements for more information regarding contractual obligations.

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

The Company’s anticipated primary sources of liquidity going forward are:

●	The purchase and sale agreements, which are allowing for a significant increase in loan balances;

●	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 44 states as of December 31, 2016. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $11,221 and $8,496 in Notes proceeds as of December 31, 2016 and 2015, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2017, focusing on the efforts that have proven fruitful;

●	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 37% our total outstanding loan commitments as of both December 31, 2016 and 2015, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an interest escrow, which had a balance of $541 and $267 as of December 31, 2016 and 2015, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer on the development loan portion of the customer’s balance while the customer is performing (this interest is being credited from the interest escrow). This customer is in good standing with us and is current on their construction loan interest payments. As of December 31, 2016, our next two largest customers make up 11% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2015, our next two largest customers made up 22% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Columbia, South Carolina, respectively;

●	Funds from the sale of foreclosed assets, net of any debt which we might have on those assets;

●	Funds borrowed from our bank line (which was effective in January of 2017); and

●	Funds borrowed from affiliated creditors.

We generated net income of $518 and $498 for the years ended December 31, 2016 and 2015, respectively and cash flow from operations of $1,568 and $1,322 for the same periods. At December 31, 2016 and 2015, we had cash on hand of $1,566 and $1,341, respectively, and our outstanding debt totaled $19,695 and $12,779, respectively, of which $7,322 and $3,683 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of December 31, 2016 and 2015, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $11,503 and $7,332, respectively. Our availability on our line of credit from our members was $1,500 at both December 31, 2016 and 2015. Our members are not obligated to fund requests under our line of credit.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program).

To help manage our liquidity, we:

●	Do not offer demand deposits (for instance, a checking account). We manage the duration of our notes through the interest rates we offer at any time;

●	Fund loan requests with varying sources of capital, not just our Notes offering; and

●	Match our interest rate to our borrower to our cost of funds.

We currently (or may in the future) use liquidity to:

●	make payments on other borrowings, including loans from affiliates and banks;

●	pay Notes on their scheduled due date and Notes that we are required to redeem early;

●	make interest payments on the Notes; and

●	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

●	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

●	to make distributions to equity owners, including the preferred equity owners;

●	for working capital and other corporate purposes;

●	to purchase defaulted secured debt from financial institutions at a discount;

●	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

●	to purchase real estate, in which we will operate our business, which occurred in February of 2017; and

●	to redeem Notes which we have decided to redeem prior to maturity.

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

Market Yield on U.S. Treasury Securities at 3-Year Constant Maturity

Year	Yield	Year	Yield	Year	Yield	Year	Yield	Year	Yield	Year	Yield
		1970	7.29%	1980	11.51%	1990	8.26%	2000	6.22%	2010	1.11%
		1971	5.66%	1981	14.46%	1991	6.82%	2001	4.09%	2011	0.75%
1962	3.47%	1972	5.72%	1982	12.93%	1992	5.30%	2002	3.10%	2012	0.38%
1963	3.67%	1973	6.96%	1983	10.45%	1993	4.44%	2003	2.10%	2013	0.54%
1964	4.03%	1974	7.84%	1984	11.92%	1994	6.27%	2004	2.78%	2014	0.90%
1965	4.22%	1975	7.50%	1985	9.64%	1995	6.25%	2005	3.93%	2015	1.02%
1966	5.23%	1976	6.77%	1986	7.06%	1996	5.99%	2006	4.77%	2016	1.00%
1967	5.03%	1977	6.68%	1987	7.68%	1997	6.10%	2007	4.35%
1968	5.68%	1978	8.29%	1988	8.26%	1998	5.14%	2008	2.24%
1969	7.02%	1979	9.70%	1989	8.55%	1999	5.49%	2009	1.43%

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our Chief Executive Officer evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting. In making this assessment, our Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, our Chief Executive Officer concluded that our internal control over financial reporting was effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Pursuant to our operating agreement, which was adopted on March 29, 2012, Messrs. Wallach, Myrick, and Summers were appointed to initial terms of one year, two years and three years, respectively. Following the expiration of these initial terms, our managers are elected to three-year staggered terms. In March 2013, Mr. Wallach’s initial one-year term expired and he was elected to a three-year term expiring in March 2016 and a second three-year term expiring in March 2019. In March 2014, Mr. Summer’s initial one-year term expired and he was elected to a three-year term expiring in March 2017. In March 2015, Mr. Myrick’s initial three-year term expired and he was elected to a three-year term expiring in March, 2018. Also in March 2015, the members amended the operating agreement of the Company to add a third independent manager, Eric Rauscher. Mr. Rauscher was suggested by the members, recommended by the nominating and corporate governance committee of the Board of Managers, and was appointed by the Board of Managers to an initial three year term.

Daniel M. Wallach, age 49, is our Chief Executive Officer and a manager. He has been our Chief Executive Officer since our Company was founded and, prior to the addition of the two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 25 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 41, is our Executive Vice President of Operations, a position to which she was appointed in July, 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Bill Myrick, age 55, is one of the independent managers, to which he was elected in March 2012. He has been involved in lumber and building materials for over 35 years. In July 2012, Mr. Myrick became the Chief Executive Officer of American Builders Supply, a building material supplier to homebuilders, where he is responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, Chief Executive Officer, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 71, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in July 2011, but continues to be associated with United Bank, a regional bank. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 51, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Historically we have not compensated our Chief Executive Officer for services rendered to us. Starting in 2016, we began compensating him. We also compensate our Executive Vice President of Operations. This discussion describes our compensation philosophy and policies.

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

The following table provides a summary of the compensation received by our current executives for last two completed fiscal years (Barbara L. Harshman became an executive officer in July 2015):

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Daniel M. Wallach, Chief Executive Officer	2016	$150,458	$45,000	$–	$–	$–	$–	$–	$195,458
	2015	–	–	–	–	–	–	–	–
Barbara L. Harshman, Executive Vice President of Operations	2016	56,784	19,046	–	–	–	–	17,065	92,895
	2015	50,000	18,261	–	–	–	–	14,316	82,577

(1) Amounts in the Bonus column represent amounts paid in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are contributed to the plan.

Changes for 2017

Mr. Wallach’s compensation will not change in 2017, however some of the money he earned for bonuses and profit sharing in 2016 will be paid in 2017 and therefore show in the table above in year 2017. Ms. Harshman will receive a base of $60,800 for 2017. Both Mr. Wallach and Ms. Harshman will receive the same incentive package each had in 2016 for 2017, with the additional of a team bonus which will reward each between $0 and $12.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–
Kenneth R. Summers	38,000	–	–	–	–	–	38,000
Eric A. Rauscher	38,000	–	–	–	–	–	38,000
William Myrick	36,000	–	–	–	–	–	36,000
Total	$112,000						$112,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our outstanding membership interests as of December 31, 2016.

Title of Class	Name and Address (1) of Owner	Number of Units (2)	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	542.84	20.6%	464,553	14%
Class A Common Units	S.K. Funding, LLC	105.16	4.0%	89,969	3%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	1,981.00	75.4%	1,694,692	49%
Subtotal of common voting equity		2,629.00	100%	2,249,214	66%

Series B Preferred Units	Hoskins Group	11.50	100%	1,150,000	34%
Total Members’ Capital				3,399,214	100%

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

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach Loan”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Trust Loan”). The total outstanding balance on these loans as of both December 31, 2016 and 2015 was $0. We have had no borrowings on the lines in 2016 and 2015. Each of the demand loans is evidenced by a promissory note, is payable upon demand of the lender and bears an interest rate equal to the lender’s cost of funds (defined in the promissory note as the weighted average price paid by the lender on or in connection with all of its borrowed funds). Pursuant to each promissory note, the affiliate has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2016 and 2015, the interest rate was 4.19% and 4.20%, respectively, for both the Wallach Loan and the Trust Loan.

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

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $2,197,000 outstanding at December 31, 2016. The larger of these investments are detailed below:

(All dollar [$] amounts shown in table in thousands).

	Relationship to Shepherd’s	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended December 31,
Investor	Finance	December 31, 2016	December 31, 2015	December 31, 2016	2016	2015
Bill Myrick	Independent Manager	$304	$286	8.60%	$24	$14

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	16	15

Eric Rauscher	Independent Manager	600	600	7.13%	45	37

Joseph Rauscher	Parents of Independent Manager	186	186	8.00%	16	16

Seven Kings Holdings, Inc.	Affiliate of Member	500	500	9.00%	38	35

Seven Kings Holdings, Inc. (“7Kings”) and affiliates

S. K. Funding, LLC, an affiliate of 7Kings, owns 4% of our common equity units. 7Kings also:

●	Is the lender to us on a $500,000 unsecured note. The note is a six month note due in February of 2017.

●	Is an investor in our unsecured Notes for $500,000. Those notes mature in February of 2019.

●	Is the purchaser in a purchase and sale agreement. As of December 31, 2016, the principal balance due under this agreement is $4,522,000

All three of the above relationships were entered into as an unrelated third party. The equity ownership interest was purchased as of December 31, 2015.

Hoskins Group Preferred Equity

The Series B cumulative preferred membership units of our membership interests were first issued to the Hoskins Group through a reduction in the SF Loan. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten units were issued for a total of $1,000,000. The Series B preferred units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the units’ value (providing profits are available) will be made quarterly. The Hoskins Group Series B cumulative preferred units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B preferred equity instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December of 2015, the Hoskins Group agreed to purchase 0.1 units of Series B cumulative preferred stock units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. They purchased 0.1 Series B preferred units in December of 2015 and 1.4 Series B preferred units from 14 closings in 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, Carr, Riggs & Ingram, LLC (“CRI”) served as our independent registered public accounting firm and provided certain other services. CRI has served as our independent registered public accounting firm since 2011. The audit committee currently anticipates that it will engage CRI as our independent registered public accounting firm to audit our consolidated financial statements as of and for the year ending December 31, 2017, subject to agreeing on fee estimates for the audit work. The audit committee reserves the right, however, to select a new independent registered public accounting firm at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed in accordance with applicable securities laws.

Our audit committee reviewed the audit and non-audit services performed by CRI, as well as the fees charged by CRI for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by CRI, including the audits of our annual consolidated financial statements, for the years ended December 31, 2016 and 2015, respectively, are set forth in the table below.

50

	2016	2015
Audit Fees	$113,511	$102,873
Audit-Related Fees*	4,028	12,314
Tax Fees	–	–
All Other Fees	–	–
Total	$117,539	$115,187

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

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

3.6	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated October 4, 2012

10.1	Mortgage dated July 21, 2010 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, and Anna Marie Corrado, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.2	Subordinated Promissory Note dated December 29, 2010 between 84 FINANCIAL, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Credit Agreement dated December 30, 2011 by and between Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.11	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.12	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.13	Amended and Restated Subordination of Mortgage dated December 31, 2011 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, Anna Marie Corrado, and Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.14	Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.15	First Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark. L. Hoskins, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

10.16	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc.

10.17	Sixth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated March 27, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 27, 2014, Commission File No. 333-181360

10.18	Credit Agreement dated June 20, 2014 by and between Shepherd’s Finance, LLC, Southeastern Land Developers, LLC, and Charles R. Rich, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.19	Promissory Note dated June 20, 2014 from Southeastern Land Developers, LLC to Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.20	Deed to Secure Debt dated June 20, 2014 between Shepherd’s Finance, LLC and Southeastern Land Developers, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.21	Loan Purchase and Sale Agreement dated December 24, 2014 between Shepherd’s Finance, LLC and 1st Financial Bank USA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 29, 2014, Commission File No. 333-181360

10.22	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.23	Seventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 31, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.24	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.25	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and 1st Financial Bank USA, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 12, 2015, Commission File No. 333-181360

10.26	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.27	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.28	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.29	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.30	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.31	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.32	Builder Deposit Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.33	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.34	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707.10.38Tenth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.35	Third Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and 1st Financial Bank USA, dated as of January 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 19, 2016, Commission File No. 333-203707

10.36	Construction Loan Agreement between Shepherd’s Finance, LLC and Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.37	Promissory Note from Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.38	Mortgage and Security Agreement between Shepherd’s Finance, LLC and Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.39	Second Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.40	Deed in Lieu of Foreclosure Agreement between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.41	Option to Purchase between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.42	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.43	Agreement between Shepherd’s Finance, LLC, Lex Partners II, LLC, and 1333 Vista Drive, LLC, effective as of June 30, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.44	Interest Escrow Account Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.45	Amendment to Builder Deposit Agreement between Shepherd’s Finance, LLC, Eclipse Partners II, LLC, and Lex Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.46	Tenth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated as of July 20, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 25, 2016, Commission File No. 333-203707

10.47	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.48	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 2, 2017	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 2, 2017
Daniel M. Wallach	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Bill Myrick	Manager	March 2, 2017
Bill Myrick

/s/ Kenneth Summers	Manager	March 2, 2017
Kenneth Summers

/s/ Eric Rauscher	Manager	March 2, 2017
Eric Rauscher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC and affiliate (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carr, Riggs & Ingram, LLC

March 2, 2017
Enterprise, Alabama

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(in thousands of dollars)	2016	2015

Assets
Cash and cash equivalents	$1,566	$1,341
Accrued interest on loans	280	146
Loans receivable, net	20,091	14,060
Foreclosed assets	2,798	965
Other assets	151	14
Total assets	$24,886	$16,526
Liabilities and Members’ Capital
Customer interest escrow	$812	$498
Accounts payable and accrued expenses	1,363	539
Notes payable secured	7,322	3,683
Notes payable unsecured, net of deferred financing costs	11,962	8,497
Due to preferred equity member	28	25
Total liabilities	21,487	13,242

Commitments and Contingencies (Notes 4 and 8)

Series B preferred equity	1,150	1,010
Class A common equity	2,249	2,274
Members’ capital	3,399	3,284

Total liabilities and members’ capital	$24,886	$16,526

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2016 and 2015

(in thousands of dollars)	2016	2015

Net Interest Income
Interest and fee income on loans	$3,640	$1,863
Interest expense:
Interest related to secured borrowings	570	125
Interest related to unsecured borrowings	1,178	739
Interest expense	1,748	864

Net interest income	1,892	999
Less: Loan loss provision	16	59

Net interest income after loan loss provision	1,876	940

Non-Interest Income
Gain from foreclosure of assets	44	105
Gain from sale of foreclosed assets	28	–

Income	1,948	1,045

Non-Interest Expense
Selling, general and administrative	1,319	547
Impairment loss on foreclosed assets	111	–

Total non-interest expense	1,430	547

Net income	$518	$498

Earned distribution to preferred equity holder	107	100

Net income attributable to common equity holders	$411	$398

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes In Members’ Capital

For the years ended December 31, 2016 and 2015

(in thousands of dollars)	2016	2015

Members’ capital, beginning balance	$3,284	$3,057
Net income	518	498
Contributions from members (preferred)	140	10
Earned distributions to preferred equity holder	(107)	(100)
Distributions to common equity holders	(436)	(181)

Members’ capital, ending balance	$3,399	$3,284

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

(in thousands of dollars)	2016	2015

Cash flows from operations
Net income	$518	$498
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	267	229
Provision for loan losses	16	59
Net loan origination fees deferred (earned)	45	190
Change in deferred origination expense	(55)	–
Impairment of foreclosed assets	111	–
Gain from sale of foreclosed assets	(28)	–
Gain on foreclosure of assets	(44)	(105)
Net change in operating assets and liabilities
Other assets	(137)	(1)
Accrued interest on loans	(263)	(68)
Customer interest escrow	314	180
Accounts payable and accrued expenses	824	340

Net cash provided by (used in) operating activities	1,568	1,322

Cash flows from investing activities
Loan originations and principal collections, net	(7,677)	(6,987)
Investment in foreclosed assets	(566)	(85)
Proceeds from sale of foreclosed assets	463	–

Net cash provided by (used in) investing activities	(7,780)	(7,072)

Cash flows from financing activities
Contributions from members (preferred)	140	10
Distributions to members	(540)	(256)
Proceeds from secured notes payable	8,882	5,314
Repayments of secured notes payable	(5,243)	(1,631)
Proceeds from unsecured notes payable	5,524	4,337
Redemptions/repayments of unsecured notes payable	(2,247)	(1,043)
Deferred financing costs paid	(79)	(198)

Net cash provided by (used in) financing activities	6,437	6,533

Net increase (decrease) in cash and cash equivalents	225	783

Cash and cash equivalents
Beginning of period	1,341	558

End of period	$1,566	$1,341

Supplemental disclosure of cash flow information
Cash paid for interest	$1,002	$326

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holder	$28	$25
Foreclosed assets acquired in the settlement of loans	$1,813	$965
Accrued interest reduction due to foreclosure	$130	$–
Net change in loan origination fees due to foreclosure	$(55)	$–

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

The Company lends money to residential homebuilders to construct single family homes, to develop undeveloped land into residential building lots, and to purchase and improve for sale older homes. The loans are extended to residential homebuilders and, as such, are commercial loans. We lend in fifteen states as of December 31, 2016.

2. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that market conditions could deteriorate, which could materially affect our consolidated financial position, results of operations and cash flows. Among other effects, such changes could result in the need to increase the amount of our allowance for loan losses and impair our foreclosed assets.

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

We generally charge a loan fee funded by loan proceeds at the inception of each loan. This fee is recognized on a straight-line basis over the expected life of the loan, which approximates the interest method.

We defer the cost of loan origination at loan inception and recognize this cost over the average life of our typical loan.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $46 and $22 for the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value Measurements

The Company follows the guidance of FASB ASC 825, Financial Instruments, (ASC 825) and FASB ASC 820, Fair Value Measurements. (ASC 820) ASC 825 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 3.

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

Foreclosed Assets

When a loan is converted into a foreclosed asset, the asset is booked at the as-is fair value minus estimated selling costs. Any gain is recognized on our income statement as non-interest income. A loss resulting from the carying value of the loan exceeding its fair value and estimated selling costs is charged to the allowance for loan losses. While we own the asset, we may remeasure its value. An increase in value is not recognized until the property is sold, but a decrease in value will be recognized as an impairment loss, a non-interest expense. While the initial valuation is done on an as-is basis, subsequent values are based on our plan for the asset. Assets which are not going to be improved are still evaluated on an as-is basis. Assets we intend to improve, are improving, or have improved are appraised based on the to-be-completed value, minus reasonable selling costs and the cost to complete

Deferred Financing Costs, Net

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

The following is a roll forward of deferred financing costs for the years ended December 31, 2016 and 2015:

	2016	2015
Deferred financing costs, beginning balance	$935	$737
Additions	79	198
Deferred financing costs, ending balance	$1,014	$935
Less accumulated amortization	(603)	(336)
Deferred financing costs, net	$411	$599

The following is a roll forward of the accumulated amortization of deferred financing costs for the years ended December 31, 2016 and 2015:

	2016	2015
Accumulated amortization, beginning balance	$336	$107
Additions	267	229
Accumulated amortization, ending balance	$603	$336

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies FASB ASC 740, Income Taxes. (ASC 740) ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2013.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, and high unemployment. These risks, which could have a material and negative impact on the Company’s consolidated financial condition, results of operations, and cash flows include, but are not limited to, declines in housing starts, unfavorable changes in interest rates, and competition from other lenders. At December 31, 2016, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks are summarized in the table below:

	December 31, 2016		December 31, 2015
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	37%	Pittsburgh, PA	$37%
Second highest concentration risk	Sarasota, FL	11%	Sarasota, FL	22%
Third highest concentration risk	Savannah, GA	6%	Columbia, SC	6%

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09).ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2018. The Company has evaluated the potential impact on the Company’s consolidated financial statements, and determined that this standards update would not impact the accounting of any of our transactions which have already occurred. This standard will be applied when appropriate to future transactions, although none are currently anticipated.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance required retrospective application. The Company adopted the guidance on January 1, 2016, as required. See Note 1 - Deferred Financing Costs, Net for additional information regarding the adoption of the new guidance.

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

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) which amends guidance in FASB ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows, in order to reduce inconsistent application. The amendments address eight cash flow issues including debt repayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments following a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. ASU 2016-15 is effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. Adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

Management of the Company has evaluated subsequent events through March 2, 2017, the date these consolidated financial statements were issued. See Note 12.

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

Fair Value Measurements of Non-financial Instruments on a Recurring Basis

The Company has no non-financial instruments measured at fair value on a recurring basis.

Fair Value Measurements of Non-Financial Instruments on a Non-recurring Basis

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

Impaired Loans

Fair value estimates are determined using the methodology discussed in Note 2. The appraisals are on similar properties at similar times; however due to the differences in time and properties, the impaired loans are classified as Level 3. There were no impaired loan assets as of December 31, 2016 and 2015.

Foreclosed assets

Foreclosed assets (upon initial recognition or subsequent impairment) are measured at fair value on a non-recurring basis. See methodology described in Note 2.

During both 2016 and 2015, certain foreclosed assets, upon initial recognition, were measured and reported at fair value. During 2016, the Company remeasured the fair value of its foreclosed assets. During 2015, no foreclosed assets were remeasured at fair value subsequent to initial recognition.

The following tables presents the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2016 and 2015.

December 31, 2016

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,798	$2,798	$–	$–	$2,798

December 31, 2015

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$965	$965	$–	$–	$965

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both December 31, 2016 and 2015. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Although interest receivable from our customers does not yield additional interest to us, because interest is due roughly 10 days after it is billed, the impact is negligible and the fair value approximates the carrying value at both December 31, 2016 and 2015.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both December 31, 2016 and 2015.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2016 and 2015. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounding on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well. The interest payable makes up the bulk of our accounts payable and accrued expenses.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

December 31, 2016

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,566	$1,566	$1,566	$–	$–
Loans receivable, net	20,091	20,091	–	–	20,091
Accrued interest on loans	280	280	–	–	280
Financial Liabilities
Customer interest escrow	812	812	–	–	812
Notes payable secured	7,322	7,322	–	–	7,322
Notes payable unsecured, net	11,962	11,962	–	–	11,962
Accrued interest payable	993	993	–	–	993

December 31, 2015

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,341	$1,341	$1,341	$–	$–
Loans receivable, net	14,060	14,060	–	–	14,060
Accrued interest on loans	146	146	–	–	146
Financial Liabilities
Customer interest escrow	498	498	–	–	498
Notes payable secured	3,683	3,683	–	–	3,683
Notes payable unsecured, net	8,497	8,497	–	–	8,497
Accrued interest payable	460	460	–	–	460

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Commercial loans, gross	$21,569	$15,247
Less: Deferred loan fees	(618)	(628)
Less: Deposits	(861)	(521)
Plus: Deferred origination expense	55	–
Less: Allowance for loan losses	(54)	(38)

Commercial loans, net	$20,091	$14,060

Roll forward of commercial loans for the years ended December 31, 2016 and 2015:

	2016	2015

Beginning balance	$14,060	$8,097
Additions	23,184	13,760
Payoffs/sales	(15,168)	(6,436)
Moved to foreclosed assets	(1,639)	(767)
Change in deferred origination expense	55	–
Change in builder deposit	(340)	(387)
Change in loan loss provision	(16)	(17)
New loan fees	(1,270)	(897)
Earned loan fees	1,225	707

Ending balance	$20,091	$14,060

Commercial Construction and Development Loans

Pennsylvania Loans

We have three development loans (the “Pennsylvania Loans”) covering two developments. The loans are to the same borrowing group (the “Hoskins Group”). They are cross-defaulted and cross-collateralized with each other. As such, we are currently reliant on a single developer and homebuilder for a significant portion of our revenues. As part of our agreement with the Hoskins Group, they invest in our preferred equity in an amount equal to $10 per closing of a lot payoff in the two developments. We collected a fee of $1,000 upon closing of the loans in 2011, which was recognized through July of 2016, the original expected life of the loan. Additionally, we created an interest escrow account (the “Interest Escrow”) which has been funded at various times by borrowings, and by a portion of each lot payoff. Interest on the Pennsylvania Loans accrues annually at 7% (2% prior to August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”). Pursuant to the credit agreement, interest payments on the loans are funded from the Interest Escrow, with any shortfall funded by the Hoskins Group. Loans may be prepaid in whole or in part at any time without penalty.

The loans are secured by several first priority mortgages in residential building lots located in the subdivisions commonly known as the Hamlets of Springdale and the Tuscany Subdivision, both in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow.

A detail of the financing receivables for the Pennsylvania loans at December 31, 2016 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +7% (7% Floor)
Lots			39		3,173	(3)
Interest Escrow			950		541
Cash Bond			257	(5)	257
Loan Fee			750		–

Total BMH Loan			1,996		3,971
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +7% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +7% (7% Floor)	149		–
Existing IMA Loan	Demand(2)	COF +7% (7% Floor)	1,687		1,465	(7)

Total IMA Loans			2,086		1,465

SF Preferred Equity			–		1,150	(8)

Total			$4,082		$6,586

A detail of the financing receivables for the Pennsylvania loans at December 31, 2015 is as follows:

Item	Term	Interest Rate	Funded to borrower		Estimated collateral values

BMH Loan	Demand(1)	COF +2% (7% Floor)
Land for phase 5 (10 acres)			$–		$1,079
Lots			974		2,338	(4)
Interest Escrow			950		267
Cash Bond			257	(5)	257
Loan Fee			750		–

Total BMH Loan			2,931		3,941
IMA Loans
New IMA Loan (loan fee)	Demand(1)	COF +2% (7% Floor)	250		–
New IMA Loan (advances)	Demand(1)	COF +2% (7% Floor)	1,251		–
Existing IMA Loan	Demand(2)	COF +2% (7% Floor)	1,687		2,951	(6)

Total IMA Loans			3,188		2,951

Unearned Loan Fee			(115)		–
SF Preferred Equity			–		1,010	(8)

Total			$6,004		$7,902

(1) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot.

(2) These are the stated terms; however, in practice, principal will be repaid upon the sale of each developed lot after the BMH loan and the New IMA loan are satisfied.

(3) Estimated collateral value is equal to the appraised value of the remaining lots of $3,756, net of the net estimated costs to finish the development of $583.

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

(7) Estimated collateral value is equal to the appraised value of $1,568, net of estimated costs to finish the development of $103.

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

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2016. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,586	$5,931	(3)	$4,082	62%	$1,000
Total	1	3	$6,586	$5,931		$4,082	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,150 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,931 commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2015. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$7,902	$6,456	(3)	$6,118	77%	$1,000
Total	1	3	$7,902	$6,456		$6,118	77%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,010 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount includes letters of credit and cash bonds.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2015.

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	4	$2,160	$1,519	$830	70%		5%
Connecticut	1	1	715	500	251	70%		5%
Delaware	1	2	1,074	671	105	63%		5%
Florida	3	10	10,683	6,440	4,378	60%		5%
Georgia	2	3	3,916	2,278	712	58%		5%
New Jersey	1	2	510	357	268	70%		5%
North Carolina	1	2	385	270	172	70%		5%
Pennsylvania	2	6	4,107	2,391	1,275	58%		5%
South Carolina	2	16	2,395	1,699	1,136	71%		5%
Total	14	46	$25,945	$16,125	$9,127	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following table presents credit-related information at the “class” level in accordance withFASB ASC 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, the Company considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

The following table summarizes finance receivables by the risk ratings that regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular basis and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2016	December 31, 2015

Pass	$18,275	$15,247
Special mention	3,294	–
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$21,569	$15,247

Finance Receivables – Method of impairment calculation:

	December 31, 2016	December 31, 2015

Performing loans evaluated individually	$12,424	$10,672
Performing loans evaluated collectively	9,145	4,575
Non-performing loans without a specific reserve	$–	$–
Non-performing loans with a specific reserve	–	–

Total	$21,569	$15,247

At December 31, 2016 and 2015, there were no loans acquired with deteriorated credit quality, loans past due 90 or more days, impaired loans, or loans on nonaccrual status.

5. Foreclosed Assets

Roll forward of Foreclosed Assets for the years ended December 31, 2016 and 2015:

	2016	2015

Beginning balance	$965	$–
Additions from loans	1,813	880
Additions for construction/development	566	85
Sale proceeds	(463)	–
Gain on sale	28	–
Impairment loss on foreclosed assets	(111)	–

Ending balance	$2,798	$965

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2016	December 31, 2015
Borrowing Source
Purchase and sale agreements	1	$7,322	$3,683
Secured line of credit from affiliates	2	–	–
Other unsecured debt (senior subordinated)	3	279	–
Unsecured Notes through our public offering	4	11,221	8,496
Other unsecured debt (subordinated)	4	700	600
Other unsecured debt (junior subordinated)	5	173	–

Total		$19,695	$12,779

The following table shows the maturity of outstanding debt as of December 31, 2016.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2017	$10,838	$3,116	$600	$7,322
2018	2,516	2,516	–	–
2019	3,011	3,011	–	–
2020	3,330	2,578	552	–

Total	$19,695	$11,221	$1,152	$7,322

Purchase and Sale Agreements

We have two purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are 1st Financial Bank, USA (“1st Financial”) and S.K. Funding, LLC (“S.K. Funding”). Generally the purchasers buy between 50% and 70% of each loan sold. They receive interest rates ranging from our cost of funds to the note rate charged to the borrower (interest rates were between 9% and 12% for both 2016 and 2015), and generally none of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the buyer must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	December 31, 2016		December 31, 2015
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA	$5,779	$2,517	$2,723	$1,061
S.K. Funding, LLC	7,770	4,805	4,522	2,622

Total	$13,549	$7,322	$7,245	$3,683

The $7,770 of loans which served as collateral for S.K. Funding does not include the book value of the foreclosed assets which also secure their position, which amount is $1,813.

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 4.19% and 4.20% as of December 31, 2016 and 2015, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The security for the lines of credit includes all of the assets of the Company. The Company has not borrowed on these lines in either 2016 or 2015.

Other Unsecured Loans

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of both December 31, 2016 and 2015. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note was due on February 19, 2016 and was renewed several times. The maturity date is now February 18, 2017 and may be prepaid at any time without penalty. Interest is due at the end of each month and was $38 in 2016 and 14 in 2015.

In December 2015, we entered into an unsecured note with an unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding on both December 31, 2016 and 2015. Interest on this note accrues annually at a rate of 7.9%. The note is due on June 23, 2017 and may be prepaid at any time without penalty. Interest accrues and compounds monthly. In April 2016, we entered into anadditional unsecured note with the same unrelated third party, under which we are the borrower. The note has a maximum amount outstanding of $100, of which $100 was outstanding on .December 31, 2016 Interest on this note accrues annually at a rate of 10%. The note is due on April 15, 2020 and may be prepaid at any time without penalty. Interest accrues and compounds monthly.

In October of 2016, we entered into two unsecured notes with two third parties not affiliated with us, but affiliate with each other. One note is senior to our unsecured debt, and the other is junior to our unsecured debt. The senior note receives a lower rate and the junior note receives a higher rate. Overall, the notes will yield a 10% compounding rate for the four year duration of the notes, with interest paid at maturity. The notes may be prepaid at any time without penalty. The total amount outstanding on the two notes as of December 31, 2016 was $452.

Unsecured Notes through the Public Offering (Notes Program)

The effective interest rate on the borrowings at December 31, 2016 and 2015 was 8.26% and 7.30%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Gross notes outstanding, beginning of period	$8,496	$5,427
Notes issued	4,972	3,737
Note repayments / redemptions	(2,247)	(668)

Gross notes outstanding, end of period	11,221	8,496

Less deferred financing costs, net	411	599

Notes outstanding, net	$10,810	$7,897

7. Members’ Capital

There are currently two classes of units: Class A common units and Series B cumulative preferred units.

The Class A common units are held by three members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both December 31, 2016 and 2015. On December 31, 2015, S.K. Funding purchased 4% of our common equity from the Wallach family.

The Series B cumulative preferred units were issued to the Hoskins Group. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten units were issued for a total of $1,000. The Series B preferred units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the preferred units’ value (providing profits are available) will be made quarterly. The Hoskins Group Series B cumulative preferred units are also used as collateral for that group’s loans to the Company. There is no liquid market for the preferred units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December of 2015, the Hoskins Group agreed to purchase 0.1 units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision.

There are two additional authorized unit classes: Class A preferred units and Class B profit units. Once Class B profit units are issued, the existing Class A common units will become Class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	December 31, 2016	December 31, 2015
B Preferred Units	$1,150	$1,010
A Common Units	2,249	2,274

Members’ Capital	$3,399	$3,284

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

The Company has accepted new investments under the Notes Program from employees, managers, members and relatives of managers and members, with $2,197 and $2,600 outstanding at December 31, 2016 and 2015, respectively. The larger of these investments are detailed below:

		Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended December 31,
Investor	Finance	December 31, 2016	December 31, 2015	December 31, 2016	2016	2015
Bill Myrick	Independent Manager	$304	$286	8.60%	$24	$14

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	16	15

Eric Rauscher	Independent Manager	600	600	7.13%	45	37

Joseph Rauscher	Parents of Independent Manager	186	186	8.00%	16	16

Seven Kings Holdings, Inc.	Affiliate of Member	500	500	9.00%	38	35

9. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $11,503 and $7,332 at December 31, 2016 and 2015, respectively.

The Company has several Letters of Credit relating to the BMH Loan. Refer to the chart in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary for further details describing this commitment.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2016 and 2015 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2016	2016	2016	2016	2015	2015	2015	2015

Net Interest Income	$491	$442	$464	$479	$326	$210	$212	$192
Non-Interest Income	28	–	44	–	105	–	–	–
SG&A expense	367	297	305	350	163	115	119	150
Impairment loss on foreclosed assets	111	–	–	–	–	–	–	–
Net Income	$41	$145	$203	$129	$268	$95	$93	$42

11. Non-Interest expense detail

The following table displays our SG&A expenses for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Selling, general and administrative expenses
Legal and accounting	$167	$144
Salaries and related expenses	816	187
Board related expenses	112	105
Advertising	46	22
Rent and utilities	19	20
Printing	10	12
Loan and foreclosed asset expenses	62	16
Travel	35	15
Other	52	26
Total SG&A	$1,319	$547

Printing costs are both for printing of investor related material and for the filing of documents electronically with the SEC.

12. Subsequent Events

On February 6, 2017, we entered into a Loan Purchase and Sale Agreement (the “LPSA”) with Builder Finance, Inc. (“Builder Finance”), pursuant to which Builder Finance shall have the right, from time to time, to purchase from us senior priority interests in certain loans made to fund the vertical construction of one to four family residential dwellings (“Eligible Loans”). The LPSA is made effective as of August 1, 2016. Each Eligible Loan will be evidenced by notes secured by, among other things, mortgages or deeds of trust encumbering the respective construction properties.

Previously, we had entered into a separate Loan Purchase and Sale Agreement with 1st Financial dated as of December 24, 2014, as amended (the “Original LPSA”). Builder Finance is a subsidiary of 1st Financial. The LPSA governs all Eligible Loans purchased from us on or after August 1, 2016, even those that would have been owned by 1st Financial pursuant to the Original LPSA. We, 1st Financial, and Builder Finance entered into a Confirmation Agreement dated as of February 6, 2017 which confirmed that all Eligible Loans purchased by 1st Financial from us prior to August 1, 2016 will continue to be governed by the terms of the Original LPSA, whereas those purchased on or after August 1, 2016 will be governed by the LPSA.

