Form 10-Q
period 2017-03-31
Shepherd's Finance, LLC
filed 2017-04-27
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]'

FORM 10-Q

SHEPHERD’S FINANCE, LLC

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations and cash flows.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our 2016 Form 10-K in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$586	$1,566
Accrued interest on loans	320	280
Loans receivable, net	24,167	20,091
Foreclosed assets	1,081	2,798
Property, plant and equipment	625	–
Other assets	67	151

Total assets	$26,846	$24,886

Liabilities, Redeemable Preferred Equity and Members’ Capital

Liabilities

Customer interest escrow	$1,021	$812
Accounts payable and accrued expenses	1,482	1,363
Notes payable secured	6,728	7,322
Notes payable unsecured, net of deferred financing costs	13,587	11,962
Due to preferred equity member	31	28

Total liabilities	22,849	21,487

Commitments and Contingencies (Notes 3 and 10)

Redeemable Preferred Equity

Series C preferred equity	440	–

Members’ Capital

Series B preferred equity	1,160	1,150
Class A common equity	2,397	2,249
Members’ capital	3,557	3,399

Total liabilities, redeemable preferred equity and members’ capital	$26,846	$24,886

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended March 31, 2017 and 2016

(in thousands of dollars)	2017	2016

Net Interest Income
Interest and fee income on loans	$1,174	$849
Interest expense:
Interest related to secured borrowings	179	117
Interest related to unsecured borrowings	367	245
Interest expense	546	362

Net interest income	628	487
Less: Loan loss provision	11	8

Net interest income after loan loss provision	617	479

Non-Interest Income
Gain from sale of foreclosed assets	77	–

Income	694	479

Non-Interest Expense
Selling, general and administrative	454	350
Impairment loss on foreclosed assets	49	–

Total non-interest expense	503	350

Net income	$191	$129

Earned distribution to preferred equity holders	31	26

Net income attributable to common equity holders	$160	$103

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes In Members’ Capital - Unaudited

For the Three Months Ended March 31, 2017

(in thousands of dollars)	2017

Members’ capital, beginning balance	$3,399
Net income	191
Contributions from members (preferred)	10
Earned distributions to preferred equity holder	(31)
Distributions to common equity holders	(12)

Members’ capital, ending balance	$3,557

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2017 and 2016

(in thousands of dollars)	2017	2016

Cash flows from operations
Net income	$191	$129
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	64	67
Provision for loan losses	11	8
Net loan origination fees deferred (earned)	198	(49)
Change in deferred origination expense	(64)	(10)
Impairment of foreclosed assets	49	–
Gain from sale of foreclosed assets	(77)	–
Net change in operating assets and liabilities
Other assets	15	–
Accrued interest on loans	(40)	(103)
Customer interest escrow	209	(35)
Accounts payable and accrued expenses	119	269

Net cash provided by (used in) operating activities	675	276

Cash flows from investing activities
Loan originations and principal collections, net	(4,221)	(3,404)
Investment in foreclosed assets	(145)	(213)
Proceeds from sale of foreclosed assets	1,890	–
Property plant and equipment additions	(556)	–

Net cash provided by (used in) investing activities	(3,032)	(3,617)

Cash flows from financing activities
Contributions from redeemable preferred equity	440	–
Contributions from members (preferred)	10	40
Distributions to members	(40)	(190)
Proceeds from secured note payable	2,001	3,892
Repayments of secured note payable	(2,595)	(1,578)
Proceeds from unsecured notes payable	4,144	633
Redemptions/repayments of unsecured notes payable	(2,573)	(10)
Deferred financing costs paid	(10)	(19)

Net cash provided by (used in) financing activities	1,377	2,768

Net increase (decrease) in cash and cash equivalents	(980)	(573)

Cash and cash equivalents
Beginning of period	1,566	1,341

End of period	$586	$768

Supplemental disclosure of cash flow information
Cash paid for interest	$488	$152

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holders	$31	$1

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

The Company lends money to residential homebuilders to construct single family homes, to develop undeveloped land into residential building lots, and to purchase and improve for sale older homes. The loans are extended to residential homebuilders and, as such, are commercial loans. We lend in 16 states as of March 31, 2017.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016 (the “2016 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies, (“Note 2”) of the notes to the 2016 Statements.

2. Fair Value

Utilizing Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820, the Company has established a framework for measuring fair value under U.S. GAAP using a hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Three levels of inputs are used to measure fair value, as follows:

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

Fair Value Measurements of Non-Financial Instruments on a Non-recurring Basis

Foreclosed Assets

Foreclosed assets consist of properties obtained through foreclosure or in satisfaction of loans and is recorded at the fair value of the property, less estimated costs to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically significant unobservable inputs for determining fari value.

The following tables presents the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016.

March 31, 2017

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,081	$1,081	$–	$–	$1,081

December 31, 2016

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,798	$2,798	$–	$–	$2,798

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both March 31, 2017 and December 31, 2016. Because the loans are demand loans and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Although interest receivable from our customers does not yield additional interest to us, because interest is due roughly 10 days after it is billed, the impact is negligible and the fair value approximates the carrying value at both March 31, 2017 and December 31, 2016.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) there is no way to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both March 31, 2017 and December 31, 2016.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both March 31, 2017 and December 31, 2016. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well. The interest payable makes up the bulk of our accounts payable and accrued expenses.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

March 31, 2017

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$586	$586	$586	$–	$–
Loans receivable, net	24,167	24,167	–	–	24,167
Accrued interest on loans	320	320	–	–	320
Financial Liabilities
Customer interest escrow	1,021	1,021	–	–	1,021
Notes payable secured	6,728	6,728	–	–	6,728
Notes payable unsecured, net	13,587	13,587	–	–	13,587
Accrued interest payable	998	998	–	–	998

December 31, 2016

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,566	$1,566	$1,566	$–	$–
Loans receivable, net	20,091	20,091	–	–	20,091
Accrued interest on loans	280	280	–	–	280
Financial Liabilities
Customer interest escrow	812	812	–	–	812
Notes payable secured	7,322	7,322	–	–	7,322
Notes payable unsecured, net	11,962	11,962	–	–	11,962
Accrued interest payable	993	993	–	–	993

3. Financing Receivables

Financing receivables are comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Commercial loans, gross	$26,121	$21,569
Less: Deferred loan fees	(816)	(618)
Less: Deposits	(1,192)	(861)
Plus: Deferred origination expense	119	55
Less: Allowance for loan losses	(65)	(54)

Commercial loans, net	$24,167	$20,091

Roll forward of commercial loans:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016

Beginning balance	$20,091	$14,060	$14,060
Additions	7,461	23,184	7,081
Payoffs/sales	(2,909)	(15,168)	(3,620)
Moved to foreclosed assets	–	(1,639)	–
Change in deferred origination expense	64	55	10
Change in builder deposit	(331)	(340)	(57)
Change in loan loss provision	(11)	(16)	(8)
New loan fees	(593)	(1,270)	(332)
Earned loan fees	395	1,225	381

Ending balance	$24,167	$20,091	$17,515

Commercial Construction and Development Loans

Pennsylvania Loans

We have three development loans (the “Pennsylvania Loans”) covering two developments. The loans are to the same borrowing group (the “Hoskins Group”). They are cross-defaulted and cross-collateralized with each other. Our total commitment amount under the Pennsylvania Loans is approximately $5,231 as of March 31, 2017, as described in more detail below. As such, we are currently reliant on a single developer and homebuilder for a significant portion of our revenues. As part of our agreement with the Hoskins Group, they invest in our preferred equity in an amount equal to $10 per closing of a lot payoff in the two developments. We collected a fee of $1,000 upon closing of the loans in 2011, which was recognized through July 2016, the original expected life of the loan. Additionally, we created an interest escrow account (the “Interest Escrow”) which has been funded at various times by borrowings, and by a portion of each lot payoff. Interest on the Pennsylvania Loans accrues annually at 7% (2% prior to August 1, 2016) plus the greater of (i) 5.0% or (ii) the weighted average price paid by us on or in connection with all of our borrowed funds (such weighted average price includes interest rates, loan fees, legal fees and any and all other costs paid by us on our borrowed funds, and, in the case of funds borrowed by us from our affiliates, the weighted average price paid by such affiliate on or in connection with such borrowed funds) (“COF”). Pursuant to the credit agreement, interest payments on the loans are funded from the Interest Escrow, with any shortfall funded by the Hoskins Group. Loans may be prepaid in whole or in part at any time without penalty.

The loans are secured by several first priority mortgages in residential building lots located in the subdivisions commonly known as the Hamlets of Springdale and the Tuscany Subdivision, both in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2017. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,333	$5,231	(3)	$3,901	62%	$1,000
Total	1	3	$6,333	$5,231		$3,901	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,160 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,231 commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2016. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,586	$5,931	(3)	$4,082	62%	$1,000
Total	1	3	$6,586	$5,931		$4,082	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,150 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,931 commitment amount.

Commercial Loans – Construction Loan Portfolio Summary

As of March 31, 2017, we have 43 other borrowers, all of whom, along with the Hoskins Group, borrow money for the purpose of building new homes.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2017.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	2		5	$2,314	$1,566	$694	68%		5%
Connecticut	1		1	715	500	500	70%		5%
Delaware	1		1	244	171	40	70%		5%
Florida	11		23	17,194	10,633	6,158	62%		5%
Georgia	7		17	11,455	6,728	3,744	59%		5%
Indiana	2		2	995	597	103	60%		5%
Michigan	3		7	1,609	1,047	614	65%		5%
New Jersey	3		8	2,023	1,451	996	72%		5%
New York	1		6	1,855	853	805	46%		5%
North Carolina	1		2	490	343	131	70%		5%
Ohio	1		1	1,405	843	505	60%		5%
Pennsylvania	2		16	13,170	6,887	5,758	52%		5%
South Carolina	8		15	4,106	2,709	999	66%		5%
Tennessee	1		3	1,080	767	606	71%		5%
Utah	1		3	1,133	793	472	70%		5%
Virginia	1		1	408	260	95	64%		5%
Total	45	(4)	111	$60,196	$36,148	$22,221	60	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder borrows in multiple states.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following table presents credit-related information at the “class” level in accordance with FASB ASC 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, the Company considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

The following table summarizes finance receivables by the risk ratings that regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular basis and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	March 31, 2017	December 31, 2016

Pass	$22,448	$18,275
Special mention	3,673	3,294
Classified – accruing	–	–
Classified – nonaccrual	–	–
Total	$26,121	$21,569

Finance Receivables – Method of impairment calculation:

	March 31, 2017	December 31, 2016

Performing loans evaluated individually	$9,555	$12,424
Performing loans evaluated collectively	16,566	9,145
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–
Total	$26,121	$21,569

At March 31, 2017 and December 31, 2016, there were no loans acquired with deteriorated credit quality, loans past due 90 or more days, impaired loans, or loans on nonaccrual status.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for individual borrowers are summarized in the table below:

	March 31, 2017		December 31, 2016
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	28%	Pittsburgh, PA	37%
Second highest concentration risk	Sarasota, FL	9%	Sarasota, FL	11%
Third highest concentration risk	Savannah, GA	5%	Savannah, GA	6%

At March 31, 2017, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

4. Foreclosed Assets

Roll forward of Foreclosed Assets:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016

Beginning balance	$2,798	$965	$965
Additions from loans	–	1,813	–
Additions for construction/development	145	566	213
Sale proceeds	(1,890)	(463)	–
Gain on sale	77	28	–
Impairment loss on foreclosed assets	(49)	(111)	–
Ending balance	$1,081	$2,798	$1,178

5. Property, Plant and Equipment

We purchased a partially completed building in which we plan to operate for $625 in the first quarter of 2017. No depreciation has been recorded as the asset has not been placed in service.

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements	1	$6,728	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	–	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering	5	12,792	11,221
Other unsecured debt (subordinated)	5	700	700
Other unsecured debt (junior subordinated)	6	173	173
Total		$20,672	$19,695

The following table shows the maturity of outstanding debt as of March 31, 2017.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2017	$8,575	$1,247	$600	$6,728
2018	3,091	3,091	–	–
2019	3,563	3,563	–	–
2020	2,578	2,578	–	–
2021	2,865	2,313	552	–
Total	$20,672	$12,792	$1,152	$6,728

Purchase and Sale Agreements

We have two current purchase and sale agreement relationships where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. and S.K. Funding, LLC. Generally, the purchasers buy between 50% and 70% of each loan sold. Builder Finance, Inc., a subsidiary of 1st Financial Bank, USA, began purchasing portions of loans effective as of August 1, 2016. Prior to August 1, 2016, 1st Financial Bank, USA had purchased these loans under a separate loan purchase and sale agreement.

The buyers receive interest rates ranging from our cost of funds to the note rate charged to the borrower (interest rates we paid were between 9% and 12% for both 2017 and 2016). The buyers generally receive none of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the buyer must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	March 31, 2017		December 31, 2016
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	$5,706	$3,025	$5,779	$2,517
S.K. Funding, LLC	8,182	3,703	7,770	4,805

Total	$13,888	$6,728	$13,549	$7,322

At December 31, 2016, the $7,770 of loans which served as collateral for S.K. Funding does not include the book value of the foreclosed assets which also secured their position, which amount was $1,813. There were no foreclosed assets securing S.K. Funding, LLC’s position as of March 31, 2017.

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 4.19% as of both March 31, 2017 and December 31, 2016, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The security for the lines of credit includes all of the assets of the Company. The Company has not borrowed on these lines in either 2017 or 2016.

Other Unsecured Loans

In August 2015, we entered into an unsecured note with Seven Kings Holdings, Inc. (“7Kings”), under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of both March 31, 2017 and December 31, 2016. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note was due on February 19, 2016 and was renewed several times. The maturity date is now August 18, 2017 and may be prepaid at any time without penalty. Interest is due at the end of each month and was $9 for both of the three month periods ended March 31, 2017 and 2016.

We have four other unsecured notes, which are listed in the first two tables of this Note 6. The interest rates and priorities vary. We recorded $15 and $2 in interest related to these four notes for the three months ended March 31, 2017 and 2016, respectively.

Unsecured Notes through the Public Offering (Notes Program)

The effective interest rate on the unsecured subordinated notes (the “Notes”) offered pursuant to our public offering at March 31, 2017 and December 31, 2016 was 8.58% and 8.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016

Gross notes outstanding, beginning of period	$11,221	$8,496	$8,496
Notes issued	4,144	4,972	633
Note repayments / redemptions	(2,573)	(2,247)	(10)

Gross notes outstanding, end of period	$12,792	$11,221	$9,119

Less deferred financing costs, net	357	411	551

Notes outstanding, net	$12,435	$10,810	$8,568

The following is a roll forward of deferred financing costs:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31, 2017	December 31, 2016	March 31, 2016

Deferred financing costs, beginning balance	$1,014	$935	$935
Additions	10	79	19
Deferred financing costs, ending balance	$1,024	$1,014	$954
Less accumulated amortization	(667)	(603)	(403)
Deferred financing costs, net	$357	$411	$551

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31, 2017	December 31, 2016	March 31, 2016

Accumulated amortization, beginning balance	$603	$336	$336
Additions	64	267	67
Accumulated amortization, ending balance	$667	$603	$403

7. Redeemable Preferred Equity

The Series C cumulative preferred units were issued to Margaret Rauscher IRA LLC (Margaret Rauscher is the wife of our manager Eric Rauscher). They are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C units’ value (provided profits are available) will be made quarterly. This rate can increase if our interest rates on our Note Program rise above 12%. Dividends can be reinvested monthly into additional Series C units.

Roll forward of redeemable preferred equity:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016

Beginning balance	$–	$–	$–
Additions from new investment	440	–	–

Ending balance	$440	$–	$–

The following table shows the earliest redemption options for investors in Series C units as of March 31, 2017.

Year Maturing	Total Amount Redeemable

2023	$440

Total	$440

8. Members’ Capital

There are currently three classes of units: Class A common units, Series B cumulative preferred units, and Series C cumulative preferred units.

The Class A common units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both March 31, 2017 and December 31, 2016. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, LLC, purchased 4% of our common equity from the Wallach family. In March 2017, S.K. Funding, LLC sold its 4% interest in our common equity in equal 1% portions to each of our three independent managers and our Executive Vice President of Operations.

The Series B cumulative preferred units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. The Series B preferred units are redeemable only at the option of the Company or upon a change or control or liquidation. Ten Series B preferred units were initially issued for a total of $1,000. The Series B preferred units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B preferred units’ value (provided profits are available) will be made quarterly. The Hoskins Group’s Series B preferred units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B preferred units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 units of Series B preferred units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of March 31, 2017, the Hoskins Group owns a total of 11.6 Series B preferred units, which were issued for a total of $1,160.

There are two additional authorized unit classes, of which no units are outstanding: Class A preferred units and Class B profit units. Once Class B profit units are issued, the existing Class A common units will become Class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class	March 31, 2017	December 31, 2016
B Preferred Units	$1,160	$1,150
A Common Units	2,397	2,249

Members’ Capital	$3,557	$3,399

9. Related Party Transactions

The Company has a loan agreement with two of our affiliates, as more fully described in Note 6 – Affiliate Loans.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 3.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 8.

Each of our three independent managers on our board of managers and our Executive Vice President of Operations own 1% of our Class A common units.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $2,355 and $2,197 outstanding at March 31, 2017 and December 31, 2016, respectively. The larger of these investments are detailed below:

				Weighted average interest	Interest earned during the three months ended
	Relationship to	Amount invested as of		rate as of	March 31,
Investor	Shepherd’s Finance	March 31, 2017	March 31, 2016	March 31, 2017	2017	2016
William Myrick	Independent Manager	$260	$288	8.94%	$7	$6

R. Scott Summers	Son of Independent Manager	275	375	8.00%	3	6

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	5	4

Eric Rauscher	Independent Manager	475	600	10.00%	9	11

Joseph Rauscher	Parents of Independent Manager	195	186	9.33%	4	4

Seven Kings Holdings, Inc.(1)	Affiliate of Member	500	500	9.00%	11	9

(1)	S.K. Funding, LLC, an affiliate of Seven Kings Holdings, Inc., is no longer a member of the Company as of March 2017.

10. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The Company has several Letters of Credit relating to development loans which are part of the unfunded commitment amount. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $15,257 and $11,503 at March 31, 2017 and December 31, 2016, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2017 and 2016 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2017	2017	2017	2017	2016	2016	2016	2016

Net Interest Income after Loan Loss Provision	$–	$–	$–	$617	$491	$442	$464	$479
Non-Interest Income	–	–	–	77	28	–	44	–
SG&A expense	–	–	–	454	367	297	305	350
Impairment loss on foreclosed assets	–	–	–	49	111	–	–	–
Net Income	$–	$–	$–	$191	$41	$145	$203	$129

12. Non-Interest expense detail

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses
Legal and accounting	$96	$86
Salaries and related expenses	254	180
Board related expenses	29	29
Advertising	17	18
Rent and utilities	5	5
Printing	6	4
Loan and foreclosed asset expenses	7	4
Travel	15	9
Software	8	–
Other	17	15
Total SG&A	$454	$350

13. Subsequent Events

Management of the Company has evaluated subsequent events through April 27, 2017, the date these consolidated financial statements were issued.

On April 14, 2017, the Company sold 5.637 Series C Cumulative Preferred Units (the “Preferred Units”) for the total price of $564 to William Myrick, one of the Company’s independent managers, through his individual retirement account (such transaction, the “Preferred Units Sale Transaction”). The Preferred Units Sale Transaction was effected in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act. The Preferred Units Sale Transaction did not involve any public offering, was made without general solicitation or advertising, and the buyer represented to the Company that it is an “accredited investor” as defined under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Preferred Units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” Since 2011, we have originated approximately 225 construction loans totaling $66,000. We currently have 10 paid employees, including our Executive Vice President of Operations. We currently use three employees to originate most of our new loans. Our office staff processes, underwrites, documents, and funds our loans. Our office staff also manages our investor relations and relationships with other debt holders. Our board of managers is comprised of Daniel M. Wallach and three independent managers — William Myrick, Eric A. Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the board of managers is responsible for overseeing our business.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. In February 2017, we purchased a building in which we intend to operate once renovation has been completed. We anticipate that renovation will be completed in the summer of 2017.

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

We had $24,167 and $20,091 in loan assets as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we have 111 construction loans in 16 states with 45 borrowers, and have three development loans in Pittsburgh, Pennsylvania. We have entered into two purchase and sale agreement relationships with third-parties to sell portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015. These agreements have allowed us to increase our loan balances and commitments significantly. In January 2017, we entered into a line of credit agreement with a bank for $500, which we used at times during the first three months of 2017. In March 2017, we added a third class of equity, Series C cumulative preferred units. These Series C preferred units have a redemption feature after six years, and therefore show as mezzanine equity on our financial statements.

We currently have eight sources of capital:

	March 31, 2017	December 31, 2016
Capital Source
Purchase and sale agreements (1)	$6,728	$7,322
Secured line of credit from affiliates	–	–
Unsecured senior line of credit from a bank	–	–
Unsecured Notes through our public offering	12,792	11,221
Other unsecured debt	1,152	1,152
Preferred equity, Series B units	1,160	1,150
Preferred equity, Series C units (2)	440	–
Common equity	2,397	2,249

Total	$24,669	$23,094

(1)	We have two current purchase and sale agreement relationships where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. and S.K. Funding, LLC. Generally, the purchasers buy between 50% and 70% of each loan sold. Builder Finance, Inc., a subsidiary of 1st Financial Bank, USA, began purchasing portions of loans effective as of August 1, 2016. Prior to August 1, 2016, 1st Financial Bank, USA had purchased these loans under a separate loan purchase and sale agreement.

(2)	The first Series C preferred units were issued in March 2017.

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

March 31, 2017
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$46

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $24,167, and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, an addition to the loan loss provision of $46 would be required.

Foreclosed Assets

Foreclosed assets, as applicable, are accounted for both on the consolidated balance sheets and the interim condensed consolidated statements of operations. On the interim condensed consolidated statements of operations, management estimates the amount of impairment to capture when a loan is converted to a foreclosed asset, the impairment when the value of an asset drops below its carrying amount, and any gain or loss upon final disposition of the asset. The calculation of the impairment, which appears on our interim condensed consolidated balance sheets as a reduction in the asset, requires us to compile relevant data for use in a systematic approach to assess and estimate the value of the asset and therefore any required impairment thereof. We use the policy summarized as follows:

For properties which exist in the condition in which we intend to sell them, we obtain an appraisal of the asset’s current value. We reduce the appraised value by 10% to account for selling costs. This amount is used to initially record the asset. Typically, prior to the initial booking of the foreclosed asset, the loan has already been reserved to this level. If during ownership, the value of the foreclosed asset drops, an additional impairment is recorded. For assets that need to be improved prior to sale, the above calculation is performed at the time of the booking of the foreclosed asset (an appraisal “as-is”), but subsequent to that, we look at the to be completed value minus 10% and subtract off the estimated cost of remaining work to be done. If this results in additional impairment, it is booked in non-interest expense. For assets which are going to be improved, while the asset is a loan (before it becomes a foreclosed asset) the calculation of the specific loan loss reserve is done based on the to be completed value as compared to the book value plus estimated completion costs. This can result in an impairment at the initial booking of the foreclosed asset.

The fair value of real estate will impact our foreclosed asset value, which is booked at 100% of fair value (after selling costs are deducted). Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

March 31, 2017
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 30%*	$–
Decreasing fair value of the foreclosed asset by 30%	$(324)

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

Other Loss Contingencies

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third-parties such as courts, arbitrators, juries, or regulators.

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

We are an “emerging growth company” under the recently enacted JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our consolidated financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to credit quality information, fair value measurements, offsetting assets and liabilities, related party transactions and revenue recognition require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under reexamination or have recently been addressed by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Notes 1 and 2 to our 2016 consolidated financial statements, as they discuss accounting policies that we have selected from acceptable alternatives.

Consolidated Results of Operations

Key financial and operating data for the three months ended March 31, 2017 and 2016 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended March 31,
	2017	2016

Net Interest Income
Interest and fee income on loans	$1,174	$849
Interest expense:
Interest related to secured borrowings	179	117
Interest related to unsecured borrowings	367	245
Interest expense	546	362

Net interest income	628	487
Less: Loan loss provision	11	8

Net interest income after loan loss provision	617	479

Non-Interest Income
Gain from sale of foreclosed assets	77	–

Income	694	479

Non-Interest Expense
Selling, general and administrative	454	350
Impairment loss on foreclosed assets	49	–

Total non-interest expense	503	350

Net income	$191	$129

Earned distribution to preferred equity holders	31	26

Net income attributable to common equity holders	$160	$103

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread:

	For the Three Months Ended March 31,
	2017		2016
Interest Income		*		*
Interest income on loans	$780	13%	$505	12%
Fee income on loans	394	7%	344	8%
Interest and fee income on loans	1,174	20%	849	20%
Interest expense – secured	179	3%	117	3%
Interest expense – unsecured	303	5%	178	4%
Amortization of offering costs	64	1%	67	2%
Interest expense	546	9%	362	9%
Net interest income (spread)	628	11%	487	11%

Weighted average outstanding loan asset balance	$23,756		$17,131

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income on loans was higher in the first three months of 2017 as compared to 2016 by 1%. This increase was due to an increase in the rate we are charging on our development loans. Our interest expense for unsecured borrowings increased in 2017 as compared to 2016 due to an increase in what we are paying our Note holders, but this was offset by a decrease in the percentage cost of our offering costs, which decreased due to an increase in borrowings without an increase in cost. We anticipate the difference between interest income and interest expense to be between 3% and 4% during 2017.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee was recognized over the life of the loans, and has been fully recognized as of August 2016. Our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. Our fee income decreased as a percentage of our loan balance because the recognition of our loan fee on our development loans was completed in 2016. We anticipate that our fee percentage in 2017 compared to 2016 will be lower in the first seven months due to the development loan fee income, and higher in the last five months due to an increase in construction loans as a percentage of our total balance.

● Amount of nonperforming assets. Generally we can have three types of nonperforming assets. Loans not paying interest can impact our interest spread. We had no such loans in the first three months of both 2017 and 2016. Foreclosed assets do not have a monthly interest return. While we had fewer foreclosed assets as of March 31, 2017 as compared to March 31, 2016, our average balance of foreclosed assets during the three month period ended March 31, 2017 was higher than the same period of 2016.

Loan Loss Provision

We recorded $11 and $8 in the three months ended March 31, 2017 and 2016, respectively, in loss reserve provision related to our collective reserve (loans not individually impaired). These increases were due to increases in loan balances. We did not reserve any amount in those same periods in our specific reserve (for loans individually impaired). We anticipate that the collective reserve will increase as our balances rise throughout 2017.

Non-Interest Income

We sold a foreclosed asset in 2017 and recognized a gain of $77.

SG&A Expenses

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses
Legal and Accounting	$96	$86
Salaries and related expenses	254	180
Board related expenses	29	29
Advertising	17	18
Rent and Utilities	5	5
Printing	6	4
Loan and foreclosed asset expenses	7	4
Travel	15	9
Software	8	–
Other	17	15
Total SG&A	$454	$350

We had twice as many employees during the three month period ended March 31, 2017 as we did during the same period in 2016, which increased our payroll and travel costs. We anticipate adding more staff in 2017. We will also have expenses related to operating from our new office in the second half of 2017. We added a loan document software package in the second half of 2016. We may also expend funds to improve our back office computer systems in 2017.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. At March 31, 2017 and December 31, 2016, we had $586 and $1,566, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. In January 2017, we executed a line of credit with a bank with a maximum outstanding of $500, which should lessen somewhat the amount of cash we carry on our books.

Deferred Financing Costs, Net

Our deferred financing costs are related to our public offering of unsecured Notes. The deferred financing costs are reflected as a reduction in the unsecured Notes offering liability. The first offering which was effective from October 2012 through September 2015 cost more to create than our second offering, which has been effective since September 2015. As the amortization from the first offering is being wrapped up and the second offering’s amortization is increasing, the effect of this is a small decrease in total amortization during the three months ended March 31, 2017 as compared to the same period of 2016. As the amortization is much more than the amount we are spending on the offerings during these same periods, the net deferred financing costs have been decreasing.

The following is a roll forward of deferred financing costs:

	Three Months	Year Ended	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Deferred financing costs, beginning balance	$1,014	$935	$935
Additions	10	79	19
Deferred financing costs, ending balance	$1,024	$1,014	$954
Less accumulated amortization	(667)	(603)	(403)
Deferred financing costs, net	$357	$411	$551

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2017	December 31,2016	March 31, 2016
Accumulated amortization, beginning balance	$603	$336	$336
Additions	64	267	67
Accumulated amortization, ending balance	$667	$603	$403

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $3,901 and $4,082 as of March 31, 2017 and December 31, 2016, respectively. These loans were all to borrowers that are affiliated with each other, and are cross-collateralized. Collectively, the development loans are referred to herein as the “Pennsylvania Loans.” No individual impairment has been deemed necessary for these loans. The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 63 have been developed and sold, 18 are developed and not sold, as of March 31, 2017. The Tuscany subdivision is a single phase 18 lot subdivision, with four lots remaining as of March 31, 2017.

The borrower also owns Series B preferred equity units in the Company which serves as collateral for the Pennsylvania Loans. There is no liquid market for the Series B preferred units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. Beginning in December 2015, the Hoskins Group invests in our Series B preferred units in an amount equal to $10 per closing of a lot payoff in the Hamlets or Tuscany subdivisions.

As of March 31, 2017, we have 43 other borrowers, all of whom, along with the Hoskins Group, borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2017. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,333	$5,231	(3)	$3,901	62%	$1,000
Total	1	3	$6,333	$5,231		$3,901	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,160 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,231 commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2016. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,586	$5,931	(3)	$4,082	62%	$1,000
Total	1	3	$6,586	$5,931		$4,082	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,150 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,931 commitment amount.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2017.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	2		5	$2,314	$1,566	$694	68%		5%
Connecticut	1		1	715	500	500	70%		5%
Delaware	1		1	244	171	40	70%		5%
Florida	11		23	17,194	10,633,	6,158	62%		5%
Georgia	7		17	11,455	6,728	3,744	59%		5%
Indiana	2		2	995	597	103	60%		5%
Michigan	3		7	1,609	1,047	614	65%		5%
New Jersey	3		8	2,023	1,451	996	72%		5%
New York	1		6	1,855	853	805	46%		5%
North Carolina	1		2	490	343	131	70%		5%
Ohio	1		1	1,405	843	505	60%		5%
Pennsylvania	2		16	13,170	6,887	5,758	52%		5%
South Carolina	8		15	4,106	2,709	999	66%		5%
Tennessee	1		3	1,080	767	606	71%		5%
Utah	1		3	1,133	793	472	70%		5%
Virginia	1		1	408	260	95	64%		5%
Total	45	(4)	111	$60,196	$36,148	$22,221	60	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder borrows in multiple states.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Commercial loans, gross	$26,121	$21,569
Less: Deferred loan fees	(816)	(618)
Less: Deposits	(1,192)	(861)
Plus: Deferred origination expense	119	55
Less: Allowance for loan losses	(65)	(54)

Commercial loans, net	$24,167	$20,091

Below is a roll forward of commercial loans:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016

Beginning balance	$20,091	$14,060	$14,060
Additions	7,461	23,184	7,081
Payoffs/Sales	(2,909)	(15,168)	(3,620)
Moved to foreclosed assets	–	(1,639)	–
Change in deferred origination expense	64	55	10
Change in builder deposit	(331)	(340)	(57)
Change in loan loss provision	(11)	(16)	(8)
New loan fees	(593)	(1,270)	(332)
Earned loan fees	395	1,225	381

Ending balance	$24,167	$20,091	$17,515

Finance Receivables – By risk rating:

	March 31, 2017	December 31, 2016

Pass	$22,448	$18,275
Special mention	3,673	3,294
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$26,121	$21,569

Finance Receivables – Method of impairment calculation:

	March 31, 2017	December 31, 2016

Performing loans evaluated individually	$9,555	$12,424
Performing loans evaluated collectively	16,566	9,145
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–

Total	$26,121	$21,569

Below is an aging schedule of loans receivable as of March 31, 2017, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	114	$26,121	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	114	$26,121	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	114	$26,121	100%

Below is an aging schedule of loans receivable as of March 31, 2017, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	114	$26,121	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	114	$26,121	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	114	$26,121	100%

Below is an aging schedule of loans receivable as of December 31, 2016, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$21,569	100%

Below is an aging schedule of loans receivable as of December 31, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$21,569	100%

Foreclosed Assets

Below is a Roll forward of Foreclosed Assets:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016

Beginning balance	$2,798	$965	$965
Additions from loans	–	1,813	–
Additions for construction/development	145	566	213
Sale Proceeds	(1,890)	(463)	–
Gain on sale	77	28	–
Impairment loss on foreclosed assets	(49)	(111)	–

Ending balance	$1,081	$2,798	$1,178

We foreclosed on five properties during 2015, of which four were acquired at the foreclosure sale and one was acquired via a deed in lieu of foreclosure. Three of the properties were lots in Georgia. We had an agreement with a builder to build a house on one of the lots which was completed in 2016 and sold and closed in November 2016. We recorded a gain of $28 as a result of that sale. We are starting construction on homes on the other two lots in the second quarter of 2017. Two of the properties were partially completed homes in Louisiana — one has been finished and work is proceeding to complete the second of these homes. The impairments in 2017 and 2016 have been on those two homes, as has the additions from construction in 2017. We acquired one property via a deed in lieu of foreclosure during 2016. This property is a beach lot in Sarasota, Florida, which we sold in March 2017 for slightly more than book value.

Property, Plant and Equipment

We purchased a partially completed building in which we plan to operate for $625 in the first quarter of 2017. No depreciation has been recorded as the asset has not been placed in service.

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account (the “Interest Escrow”) which was funded with proceeds from the Pennsylvania Loans. The initial funding on the Interest Escrow was $450. The balance as of March 31, 2017 and December 31, 2016 was $449 and $541, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 20% of lot payoffs on the same loans, and by distributions on the Hoskins Group’s Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We have 27 and 16 other loans active as of March 31, 2017 and December 31, 2016, respectively, that also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $572 and $271 as of March 31, 2017 and December 31, 2016, respectively.

Roll forward of interest escrow:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016

Beginning balance	$812	$498	$498
+ Preferred equity dividends	28	104	25
+ Additions from Pennsylvania Loans	51	926	114
+ Additions from other loans	629	430	66
- Interest and fees	(471)	(1,109)	(240)
- Repaid to borrower or used to reduce principal	(28)	(37)	–

Ending balance	$1,021	$812	$463

Notes Payable Unsecured

Our Notes payable unsecured increased in the three months ended March 31, 2017 with new Notes of $4,144 offset by redemptions of $2,573. We used our unsecured bank line during the first quarter of 2017, however the balance as of both March 31, 2017 and December 31, 2016 was $0. Our other unsecured notes payable had no change during the three months ended March 31, 2017.

Notes Payable to Related Parties

We have two lines of credit from affiliates, which had a combined, outstanding balance of $0 as of both March 31, 2017 and December 31, 2016. We had $1,500 available to us on the affiliate lines as of both March 31, 2017 and December 31, 2016, although the affiliates have no obligation to lend money under the note.

Purchase and Sale Agreements

Previously, we had entered into a Loan Purchase and Sale Agreement with 1st Financial Bank USA (“1st Financial”) dated as of December 24, 2014, as amended (the “1st Financial LPSA”). 1st Financial bought senior positions in the loans they purchased, generally 50% of each loan. 1st Financial generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of 1st Financial must have been received by 1st Financial in interest, or we must make up the difference. Also, 1st Financial has a put option, which is limited to 10% of the funding made by 1st Financial under all loans purchased in the trailing 12 months.

On February 6, 2017, we entered into a Loan Purchase and Sale Agreement (the “Builder Finance LPSA”) with Builder Finance, Inc. (“Builder Finance”), pursuant to which Builder Finance shall have the right, from time to time, to purchase from us senior priority interests in certain loans made to fund the vertical construction of one to four family residential dwellings. Builder Finance is a subsidiary of 1st Financial. The Builder Finance LPSA was made effective as of August 1, 2016 and governs all eligible loans purchased from us on or after August 1, 2016, even those that would have been owned by 1st Financial pursuant to the 1st Financial LPSA. Each eligible loan will be evidenced by notes secured by, among other things, mortgages or deeds of trust encumbering the respective construction properties. Builder Finance is buying senior positions in the loans they purchase, originally 60% and 70% on new loans as of February 6, 2017, of each loan. Builder Finance generally receives the interest rate we charge the borrower (with a floor of 10%) on their portion of the loan balance, and we receive the rest of the interest and all of the loan fee. We service the loans. There is an unlimited right for us to call any loan sold, however in any case of such call, a minimum of 4% of the commitment amount of Builder Finance must have been received by Builder Finance in interest, or we must make up the difference. Also, Builder Finance has a put option, which is limited to 10% of the funding provided by Builder Finance under all loans purchased in the trailing 12 months.

In April 2015, the Company entered into a purchase and sale agreement with 7Kings as purchaser and the Company as seller, whereby 7Kings buys loans offered to it by us, providing that their portions of the loans always total less than $1,500. On or about May 7, 2015, 7Kings assigned its right and interest in the purchase and sale agreement to S.K. Funding, an affiliate of 7Kings. S.K. Funding may adjust the $1,500 with notice, but such change will not cause a buyback by us. S.K. Funding is buying pari-passu positions in the loans they purchase, generally 50% of each loan. S.K. Funding generally receives a 9% interest rate on its portion of the loan balance, and we receive the rest of the interest and all of the loan fees. We service the loans. There is an unlimited right for us to call any loan sold. This transaction is accounted for as a secured line of credit. In the fourth quarter of 2015, we entered into a modification of our agreement with S.K. Funding whereby S.K. Funding agreed to buy priority interests of $1,000 each in two large loans we originated. In the first quarter of 2016, after one of such interests was repaid, we entered into an additional modification whereby S.K. Funding agreed to buy priority interests totaling $2,000 in a total of three large loans we originated. The interest rate for the loans covered by these modifications is 9.5% to S.K. Funding. On June 30, 2016, one of those two loans was terminated with a deed in lieu of foreclosure. The property is owned by us, and we owe S.K. Funding $1,000 on that property (secured by mortgage) to be repaid upon the sale of the property, which occurred in March 2017. This amount is still covered by our purchase and sale agreement and is included in the totals in the chart below for December 31, 2016. Two more amendments were signed in the fourth quarter of 2016 allowing for more priority purchases of loans under the same terms as the first two amendments. On December 31, 2015, S.K. Funding purchased 4% of our common equity from the Wallach family. However, it sold this 4% interest on March 31, 2017.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	March 31, 2017		December 31, 2016
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	$5,706	$3,025	$5,779	$2,517
S.K. Funding, LLC	8,182	3,703	7,770	4,805

Total	$13,888	$6,728	$13,549	$7,322

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable balance between 1) redeemable preferred equity plus members’ capital and 2) debt. The ratio of redeemable preferred equity plus members’ capital to assets was 15% and 14% as of March 31, 2017 and December 31, 2016 respectively.

In March 2017, S.K. Funding sold its 4% interest in our common equity in equal 1% portions to each of our three independent managers and our Executive Vice President of Operations.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements	1	$6,728	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	–	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering	5	12,792	11,221
Other unsecured debt (subordinated)	5	700	700
Other unsecured debt (junior subordinated)	6	173	173

Total		$20,672	$19,695

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

The Company’s anticipated primary sources of liquidity going forward are:

●	The purchase and sale agreements, which are allowing for a significant increase in loan balances. Our loan origination volume is dependent upon our buyers continuing to purchase loans from us;

●	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 44 states as of March 31, 2017. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $12,792 and $11,221 in Notes proceeds as of March 31, 2017 and December 31, 2016, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2017, focusing on the efforts that have proven fruitful;

●	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 28% and 37% our total outstanding loan commitments as of March 31, 2017 and December 31, 2016, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an Interest Escrow, which had a balance of $449 and $541 as of March 31, 2017 and December 31, 2016, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer on the development loan portion of the customer’s balance while the customer is performing (this interest is being credited from the interest escrow). This customer is in good standing with us and is current on their construction loan interest payments. As of March 31, 2017, our next two largest customers made up 9% and 5% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. As of December 31, 2016, our next two largest customers make up 11% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively;

●	Funds from the sale of foreclosed assets, net of any debt which we might have on those assets;

●	Funds borrowed from our bank line (which was effective in January 2017); and

●	Funds borrowed from affiliated creditors.

We generated net income of $191 and $129 for the three months ended March 31, 2017 and 2016, respectively and cash flow from operations of $675 and $276 for the same periods. At March 31, 2017 and December 31, 2016, we had cash on hand of $586 and $1,566, respectively, availability on our bank line of $500 and $0, respectively, and our outstanding debt totaled $20,672 and $19,695, respectively, of which $6,728 and $7,322 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of March 31, 2017 and December 31, 2016, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $15,257 and $11,503, respectively. Our availability on our line of credit from our members was $1,500 at both March 31, 2017 and December 31, 2016. Our members are not obligated to fund requests under our line of credit.

Our current plan is to expand the commercial lending program by using current liquidity and available funding (including funding from our Notes program).

To help manage our liquidity, we:

●	do not offer demand deposits (for instance, a checking account). We manage the duration of our Notes through the interest rates we offer at any time;

●	fund loan requests with varying sources of capital, not just our Notes offering; and

●	match our interest rate to our borrower to our cost of funds.

We currently (or may in the future) use liquidity to:

●	make payments on other borrowings, including loans from affiliates and banks;

●	pay Notes on their scheduled due date and Notes that we are required to redeem early;

●	make interest payments on the Notes; and

●	to the extent we have remaining net proceeds and adequate cash on hand, fund any one or more of the following activities:

●	to extend commercial construction loans to homebuilders to build single or multi-family homes or develop lots;

●	to make distributions to equity owners, including the preferred equity owners;

●	for working capital and other corporate purposes;

●	to purchase defaulted secured debt from financial institutions at a discount;

●	to purchase defaulted unsecured debt from suppliers to homebuilders at a discount and then secure it with real estate or other collateral;

●	to purchase and improve real estate in which we will operate our business (one such purchase occurred in February 2017); and

●	to redeem Notes which we have decided to redeem prior to maturity.

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

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Issuance of Partial Series B Cumulative Redeemable Preferred Unit

Pursuant to the Tenth Amendment to the Credit Agreement and the Second Preferred Unit Purchase Agreement, we agreed to issue and sell to Investor’s Mark Acquisitions, LLC (“IMA”) and Benjamin Marcus Homes, L.L.C. (“BMH”), in multiple closings, up to 5 Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units”) at a liquidation preference of $100,000 per Series B Preferred Unit. Specifically, IMA and BMH agreed to purchase 1/10th of a Series B Preferred Unit for $10,000 upon the closing of each lot sold by IMA in the Tuscany subdivision or any subdivisions thereof and each lot sold by BMH in the Hamlets of Springdale subdivision phases 3, 4, and 5.

In January 2017, IMA and BMH closed a lot and, upon such closing, purchased 1/10th of a Series B Preferred Unit for $10,000 pursuant to the Second Preferred Unit Purchase Agreement. The proceeds received from the sale of the partial Series B Preferred Unit in that transaction was used for the funding of construction loans.

The transaction described above was effected in a private transaction exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transaction described above did not involve any public offering, was made without general solicitation or advertising, and the buyer represented to the Registrant that it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series B Preferred Units.

Issuance of Series C Cumulative Redeemable Preferred Units

We had an additional unregistered sale of equity securities in the three months ended March 31, 2017 in the form of the sale of Series C cumulative redeemable preferred units, as disclosed in our Form 8-K filed on March 21, 2017.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of March 31, 2017, we had issued $10,383,000 in Notes pursuant to that public offering. From September 29, 2015 through March 31, 2017, we incurred expenses of $116,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2017 were $10,267,000, 100% of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2017, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit

3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

3.6	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

3.7	Amendment No. 4 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of March 16, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on March 21, 2017, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.2	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: April 27, 2017	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

