Form 10-Q
period 2017-06-30
Shepherd's Finance, LLC
filed 2017-08-03
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations, and cash flows.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our 2016 Form 10-K in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$88	$1,566
Accrued interest receivable	354	280
Loans receivable, net	28,972	20,091
Foreclosed assets	1,095	2,798
Property, plant and equipment	652	69
Other assets	84	82

Total assets	$31,245	$24,886

Liabilities, Redeemable Preferred Equity and Members’ Capital

Liabilities

Customer interest escrow	$829	$812
Accounts payable and accrued expenses	434	377
Accrued interest payable	968	986
Notes payable secured	8,820	7,322
Notes payable unsecured, net of deferred financing costs	15,574	11,962
Due to preferred equity member	29	28

Total liabilities	26,654	21,487

Commitments and Contingencies (Notes 3 and 10)

Redeemable Preferred Equity

Series C preferred equity	1,033	–

Members’ Capital

Series B preferred equity	1,160	1,150
Class A common equity	2,398	2,249
Members’ capital	3,558	3,399

Total liabilities, redeemable preferred equity and members’ capital	$31,245	$24,886

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Six Months ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2017	2016	2017	2016
Interest Income
Interest and fee income on loans	$1,356	$898	$2,530	$1,747
Interest expense:
Interest related to secured borrowings	215	144	394	261
Interest related to unsecured borrowings	401	292	768	537
Interest expense	616	436	1,162	798

Net interest income	740	462	1,368	949
Less: Loan loss provision	15	(2)	26	6

Net interest income after loan loss provision	725	464	1,342	943

Non-Interest Income
Gain from foreclosure of assets	–	44	–	44
Gain from sale of foreclosed assets	–	–	77	–

Total non-interest income	–	44	77	44

Income	725	508	1,419	987

Non-Interest Expense
Selling, general and administrative	456	305	910	655
Impairment loss on foreclosed assets	106	–	155	–

Total non-interest expense	562	305	1,065	655

Net Income	$163	$203	$354	$332

Earned distribution to preferred equity holders	57	26	88	52

Net income attributable to common equity holders	$106	$177	$266	$280

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes In Members’ Capital - Unaudited

For the Six Months Ended June 30, 2017

(in thousands of dollars)	Six Months Ended June 30, 2017

Members’ capital, beginning balance	$3,399
Net income	354
Contributions from members (preferred)	10
Earned distributions to preferred equity holders	(88)
Distributions to common equity holders	(117)
Members’ capital, ending balance	$3,558

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
(in thousands of dollars)	2017	2016

Cash flows from operations
Net income	$354	$332
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	121	134
Provision for loan losses	26	6
Net loan origination fees deferred (earned)	254	(93)
Change in deferred origination expense	(71)	(30)
Impairment of foreclosed assets	155	–
Gain from foreclosure of assets	–	(44)
Gain from sale of foreclosed assets	(77)	–
Net change in operating assets and liabilities
Other assets	(2)	(110)
Accrued interest receivable	(74)	(278)
Customer interest escrow	17	(80)
Accounts payable and accrued expenses	39	461

Net cash provided by (used in) operating activities	742	298

Cash flows from investing activities
Loan originations and principal collections, net	(9,090)	(4,057)
Investment in foreclosed assets	(265)	(375)
Proceeds from sale of foreclosed assets	1,890	–
Property plant and equipment additions	(583)	–

Net cash provided by (used in) investing activities	(8,048)	(4,432)

Cash flows from financing activities
Contributions from redeemable preferred equity	1,004	–
Contributions from members (preferred)	10	50
Distributions to preferred equity holders	(58)	(51)
Distributions to common equity holders	(117)	(235)
Proceeds from secured note payable	5,775	5,023
Repayments of secured note payable	(4,277)	(3,230)
Proceeds from unsecured notes payable	9,218	2,355
Redemptions/repayments of unsecured notes payable	(5,687)	(59)
Deferred financing costs paid	(40)	(28)

Net cash provided by (used in) financing activities	5,828	3,825

Net increase (decrease) in cash and cash equivalents	(1,478)	(309)

Cash and cash equivalents
Beginning of period	1,566	1,341
End of period	$88	$1,032

Supplemental disclosure of cash flow information
Cash paid for interest	$1,062	$378

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holders	$29	$26
Foreclosure of assets	$–	$1,813
Accrued interest reduction due to foreclosure	$–	$130
Net loan origination fees (earned) due to foreclosure	$–	$(55)

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

1. Description of Business and Basis of Presentation

Description of Business

Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operated pursuant to an operating agreement by and among Daniel M. Wallach and the members of the Company from its inception through March 29, 2012, at which time it adopted an amended and restated operating agreement.

The Company lends money to residential homebuilders to construct single family homes, to develop undeveloped land into residential building lots, and to purchase and improve for sale older homes. The loans are extended to residential homebuilders and, as such, are commercial loans. We lend in 16 states as of June 30, 2017.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016 , which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2016 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016 (the “2016 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies (“Note 2”) of the notes to the 2016 Statements.

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

Level 1 –	quoted prices in active markets for identical assets or liabilities;

Level 2 –	Significant other observable inputs for the assets or liabilities

Level 3 –	Significant unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements of Non-Financial Instruments on a Recurring Basis

At June 30, 2017 and December 31, 2016, the Company had no non-financial instruments measured at fair value on a recurring basis.

Fair Value Measurements of Non-Financial Instruments on a Non-Recurring Basis

Foreclosed Assets

Foreclosed assets consist of properties obtained through foreclosure or in satisfaction of loans and is recorded at the fair value of the property, less estimated costs to sell. Estimates of fair value are generally based on third-party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes discounted based on management’s knowledge of the property and/or changes in market conditions from the date of the most recent appraisal. Such discounts are typically significant unobservable inputs for determining fair value.

Impaired Loans

At June 30, 2017, the Company had impaired loans, and on December 31, 2016, it had none.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016.

June 30, 2017

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,095	$1,095	$–	$–	$1,095
Impaired loans	$1,980	$1,980	$–	$–	$1,980

December 31, 2016

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,798	$2,798	$–	$–	$2,798

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values are based on carrying values at both June 30, 2017 and December 31, 2016. Because the loans are demand loans and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

The fair value approximates the carrying value at both June 30, 2017 and December 31, 2016.

Customer Interest Escrow

The fair value of the customer interest escrow approximates the carrying value at both June 30, 2017 and December 31, 2016.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Fixed Rate Subordinated Notes issued pursuant to our public offering (the “Notes”) are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both June 30, 2017 and December 31, 2016. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well. The interest payable makes up the bulk of our accounts payable and accrued expenses.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

June 30, 2017

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$88	$88	$88	$–	$–
Loans receivable, net	28,972	28,972	–	–	28,972
Accrued interest receivable	354	354	–	–	354
Financial Liabilities
Customer interest escrow	829	829	–	–	829
Notes payable secured	8,820	8,820	–	–	8,820
Notes payable unsecured, net	15,574	15,574	–	–	15,574
Accrued interest payable	996	996	–	–	996

December 31, 2016

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,566	$1,566	$1,566	$–	$–
Loans receivable, net	20,091	20,091	–	–	20,091
Accrued interest receivable	280	280	–	–	280
Financial Liabilities
Customer interest escrow	812	812	–	–	812
Notes payable secured	7,322	7,322	–	–	7,322
Notes payable unsecured, net	11,962	11,962	–	–	11,962
Accrued interest payable	993	993	–	–	993

3. Financing Receivables

Financing receivables are comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Loans receivable, gross	$31,421	$21,569
Less: Deferred loan fees	(872)	(618)
Less: Deposits	(1,623)	(861)
Plus: Deferred origination expense	126	55
Less: Allowance for loan losses	(80)	(54)

Loans receivable, net	$28,972	$20,091

Roll forward of loans receivable, net:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Beginning balance	$20,091	$14,060	$14,060
Additions	16,081	23,184	10,692
Payoffs/sales	(6,229)	(15,168)	(6,594)
Moved to foreclosed assets	–	(1,639)	(1,639)
Change in deferred origination expense	71	55	30
Change in builder deposit	(762)	(340)	(41)
Change in loan loss provision	(26)	(16)	(6)
New loan fees	(1,153)	(1,270)	(540)
Earned loan fees	899	1,225	633

Ending balance	$28,972	$20,091	$16,595

Commercial Construction and Development Loans

Pennsylvania Loans

We have three development loans (the “Pennsylvania Loans”) covering two developments. The loans are to the same borrowing group (the “Hoskins Group”). They are cross-defaulted and cross-collateralized with each other. Our total commitment amount under the Pennsylvania Loans is approximately $5,231 as of June 30, 2017, as described in more detail below. As such, we are currently reliant on a single developer and homebuilder for a significant portion of our revenues. As part of our agreement with the Hoskins Group, they invest in our preferred equity in an amount equal to $10 per closing of a lot payoff in the two developments.

The loans are secured by several first priority mortgages in residential building lots located in the subdivisions commonly known as the Hamlets of Springdale and the Tuscany Subdivision, both in Peters Township, Pennsylvania, a suburb of Pittsburgh, as well as the Interest Escrow.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2017. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,298	$5,231	(3)	$4,050	64%	$1,000
Total	1	3	$6,298	$5,231		$4,050	64%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,160 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,231 commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2016. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,586	$5,931	(3)	$4,082	62%	$1,000
Total	1	3	$6,586	$5,931		$4,082	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,150 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,931 commitment amount.

Commercial Loans – Construction Loan Portfolio Summary

As of June 30, 2017, we have 49 other borrowers, all of whom, along with the Hoskins Group, borrow money for the purpose of building new homes.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2017.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,113	$2,092	$1,082	67%		5%
Connecticut	1		1	715	500	500	70%		5%
Delaware	1		1	244	171	115	70%		5%
Florida	11		42	21,930	13,904	8,110	63%		5%
Georgia	9		22	13,958	8,405	4,991	60%		5%
Indiana	2		2	995	597	178	60%		5%
Michigan	3		13	3,254	2,065	1,139	63%		5%
New Jersey	3		8	2,361	1,652	1,098	70%		5%
New York	1		7	2,160	1,064	984	49%		5%
North Carolina	2		7	1,740	1,218	543	70%		5%
Ohio	2		2	2,116	1,340	777	63%		5%
Pennsylvania	2		15	12,595	6,407	5,244	51%		5%
South Carolina	8		14	4,071	2,699	1,350	66%		5%
Tennessee	1		3	1,080	767	711	71%		5%
Utah	1		3	1,208	846	353	70%		5%
Virginia	1		1	408	260	196	64%		5%
Total	50	(4)	147	$71,948	$43,987	$27,371	61	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder borrows in multiple states.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following table presents credit-related information at the “class” level in accordance with FASB ASC 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. See our Form 10-K for the year ended December 31, 2016, as filed with the SEC, for more information.

Gross finance Receivables – By risk rating:

	June 30, 2017	December 31, 2016

Pass	$25,791	$18,275
Special mention	3,643	3,294
Classified – accruing	–	–
Classified – nonaccrual	1,987	–
Total	$31,421	$21,569

Gross finance Receivables – Method of impairment calculation:

	June 30, 2017	December 31, 2016

Performing loans evaluated individually	$8,978	$12,424
Performing loans evaluated collectively	20,456	9,145
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	1,987	–
Total	$31,421	$21,569

At June 30, 2017 and December 31, 2016, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2017 and December 31, 2016. All loans listed have a related allowance for loan losses.

	June 30, 2017	December 31, 2016

Unpaid principal balance (contractual obligation from customer)	$1,987	$–
Charge-offs and payments applied	–	–
Gross value before related allowance	1,987	–
Related allowance	7	–
Value after allowance	$1,980	$–

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for individual borrowers are summarized in the table below:

	June 30, 2017		December 31, 2016
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	23%	Pittsburgh, PA	37%
Second highest concentration risk	Sarasota, FL	7%	Sarasota, FL	11%
Third highest concentration risk	Orlando, FL	5%	Savannah, GA	6%

4. Foreclosed Assets

Roll forward of Foreclosed Assets:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Beginning balance	$2,798	$965	$965
Additions from loans	–	1,813	1,813
Additions for construction/development	265	566	375
Sale proceeds	(1,890)	(463)	–
Gain on sale	77	28	–
Impairment loss on foreclosed assets	(155)	(111)	–
Ending balance	$1,095	$2,798	$3,153

5. Property, Plant and Equipment

In the first quarter of 2017, we purchased, for $625, a partially completed building. It is our intent to complete the building for operating purposes. As such, we invested $27 in related improvements to the building in the second quarter. No depreciation has been recorded as the building has not been placed in service. We anticipate another $400 in costs associated with this project.

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements	1	$8,820	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	500	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering, gross	5	14,239	11,221
Other unsecured debt (subordinated)	5	713	700
Other unsecured debt (junior subordinated)	6	173	173
Total		$24,724	$19,695

The following table shows the maturity of outstanding debt as of June 30, 2017.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

2017	$9,693	$373	$500	$8,820
2018	5,133	4,633	500	–
2019	3,569	3,456	113	–
2020	1,943	1,943	–	–
2021	4,386	3,834	552	–
Total	$24,724	$14,239	$1,665	$8,820

Purchase and Sale Agreements

We have two current purchase and sale agreement relationships where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 70% of each loan sold. Builder Finance, Inc., a subsidiary of 1st Financial Bank, USA, began purchasing portions of loans effective as of August 1, 2016. Prior to August 1, 2016, 1st Financial Bank, USA had purchased these loans under a separate loan purchase and sale agreement. S.K. Funding, an affiliate of Seven Kings Holdings, Inc. (“7Kings”), was assigned the loan purchase and sale agreement by 7Kings on or about May 7, 2015.

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

The purchase and sale agreements are detailed below:

	June 30, 2017		December 31, 2016
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	$9,507	$5,207	$5,779	$2,517
S.K. Funding, LLC	8,523	3,613	7,770	4,805

Total	$18,030	$8,820	$13,549	$7,322

At December 31, 2016, the $7,770 of loans which served as collateral for S.K. Funding did not include the book value of the foreclosed assets which also secured their position, which amount was $1,813. At June 30, 2017, the $8,523 of loans which served as collateral for S.K. Funding included no foreclosed assets.

Affiliate Loans

In December 2011, the Company entered into two secured revolving lines of credit with affiliates, both of whom are members. These loans have an interest rate of the affiliates’ cost of funds, which was 4.41% and 4.19% as of June 30, 2017 and December 31, 2016, respectively. They are demand notes. The maximum that can be borrowed under these notes is $1,500, at the discretion of the lenders. The security for the lines of credit includes all of the otherwise unencumbered assets of the Company. The Company did not borrow on these lines in either 2016 or during the six months ended June 30, 2017.

Other Unsecured Loans

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of both June 30, 2017 and December 31, 2016. Interest on the 7Kings loan accrues annually at a rate of 7.5%. The note was due on February 19, 2016 and was renewed several times. The maturity date is now August 18, 2017 and may be prepaid at any time without penalty. Interest is due at the end of each month and was $19 for both of the six month periods ended June 30, 2017 and 2016. The note is included in Other unsecured debt (subordinated) in the table at the start of this note.

In January 2017, we entered into an unsecured line of credit with Builder’s Finance, Inc., under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of June 30, 2017. Interest on the loan accrues annually at a rate of 10%. The maturity date is January 28, 2018 and may be prepaid at any time without penalty. Interest is due at the end of each month and was $18 for the six month period ended June 30, 2017. The note is included in Unsecured line of credit (senior) in the table at the start of this note.

We have four other unsecured notes, which are listed in the first two tables of this Note 6. The interest rates and priorities vary. We recorded $30 and $6 in interest related to these four notes for the six months ended June 30, 2017 and 2016, respectively.

Unsecured Notes through the Public Offering (Notes Program)

The effective interest rate on the Notes offered pursuant to our public offering at June 30, 2017 and December 31, 2016 was 8.58% and 8.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Gross notes outstanding, beginning of period	$11,221	$8,496	$8,496
Notes issued	8,105	4,972	2,255
Note repayments / redemptions	(5,087)	(2,247)	(59)

Gross notes outstanding, end of period	$14,239	$11,221	$10,692

Less deferred financing costs, net	330	411	493

Notes outstanding, net	$13,909	$10,810	$10,199

The following is a roll forward of deferred financing costs:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2017	December 31, 2016	June 30, 2016

Deferred financing costs, beginning balance	$1,014	$935	$935
Additions	40	79	28
Deferred financing costs, ending balance	$1,054	$1,014	$963
Less accumulated amortization	(724)	(603)	(470)
Deferred financing costs, net	$330	$411	$493

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2017	December 31, 2016	June 30, 2016

Accumulated amortization, beginning balance	$603	$336	$336
Additions	121	267	134
Accumulated amortization, ending balance	$724	$603	$470

7. Redeemable Preferred Equity

Series C cumulative preferred units (“Series C Preferred Units”) were issued to Margaret Rauscher IRA LLC (Margaret Rauscher is the wife of one of our independent managers, Eric A. Rauscher) in March 2017, and to an IRA owned by William Myrick, another one of our independent managers, in April 2017. They are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made quarterly. This rate can increase if any interest rate on our Note Program rises above 12%. Dividends can be reinvested monthly into additional Series C Preferred Units.

Roll forward of redeemable preferred equity:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Beginning balance	$–	$–	$–
Additions from new investment	1,004	$–	$–
Additions from reinvestment	29	–	–

Ending balance	$1,033	$–	$–

The following table shows the earliest redemption options for investors in Series C Preferred Units as of June 30, 2017.

Year Maturing	Total Amount Redeemable

2023	$1,033

Total	$1,033

8. Members’ Capital

There are currently two classes of units outstanding: Class A common units and Series B cumulative preferred units (“Series B Preferred Units”).

The Class A common units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both June 30, 2017 and December 31, 2016. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, purchased 4% of our common equity from the Wallach family. In March 2017, S.K. Funding sold its 4% interest in our common equity in equal 1% portions to each of our three independent managers and our Executive Vice President of Operations.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. The Series B Preferred Units are redeemable only at the option of the Company or upon a change or control or liquidation. Ten Series B Preferred Units were initially issued for a total of $1,000. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (provided profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B Preferred Units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of June 30, 2017, the Hoskins Group owns a total of 11.6 Series B Preferred Units, which were issued for a total of $1,160.

There are two additional authorized unit classes, of which no units are outstanding: Class A preferred units and Class B profit units. Once Class B profit units are issued, the existing Class A common units will become Class A preferred units. Class A preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

The members’ capital balances by class are as follows:

Class or Series	June 30, 2017	December 31, 2016
Series B Preferred Units	$1,160	$1,150
Class A Common Units	2,398	2,249

Members’ Capital	$3,558	$3,399

9. Related Party Transactions

The Company has a loan agreement with two of our affiliates, as more fully described in Note 6 – Affiliate Loans.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 3.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 8.

An IRA owned by the wife of Eric A. Rauscher, one of our independent managers, and an IRA owned by William Myrick, also one of our independent managers, each own Series C Preferred Units, as more fully described in Note 7.

Each of our three independent managers and our Executive Vice President of Operations own 1% of our Class A common units.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $1,701 and $2,810 outstanding at June 30,2017 and June 30, 2016, respectively. The larger of these investments are detailed below:

	Relationship to	Amount invested as of		Weighted average interest Rate as of	Interest earned during the six months ended
	Shepherd’s	June 30	December 31	June 30,	June 30,
Investor	Finance	2017	2016	2017	2017	2016
David Wallach	Parent of Independent Manager	211	111	9.42%	6	5

R. Scott Summers	Son of Independent Manager	275	75	8.00%	8	12

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	9	8

Eric A. Rauscher	Independent Manager	475	600	10.00%	21	22

Joseph Rauscher	Parent of Independent Manager	195	186	9.33%	9	8

10. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The Company has several Letters of Credit relating to development loans which are part of the unfunded commitment amount. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $17,797 and $11,503 at June 30, 2017 and December 31, 2016, respectively.

The Company plans to fund its new loan growth, unfunded commitment, and principal amounts due on its debt using various sources of funding. In July 2017, we sold a participating interest in the Pennsylvania Loans for $3,000 (see note 13), and became the borrower on a secured line of credit for $1,325. The combined $4,325 added to our liquidity. We sell 70% participating interests in most of the loans we create. The portions of loans sold already that has not been funded is $3,356. There are loans that we have designated for sale which, at 70% funding, will eventually provide $4,442 in liquidity, and there are loans we have not designated for sale, which, if sold at 70% funding, would eventually provide $3,387 in liquidity. In addition, the Company receives payoffs on loans, a portion of which is returned to the loan purchaser, if any. Also, the Company receives funds from new public offering sales, and many of the Notes which mature are renewed, reducing the funding needed.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of 2017 and 2016 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2017	2017	2017	2017	2016	2016	2016	2016

Net Interest Income after Loan Loss Provision	$–	$–	$725	$617	$491	$442	$464	$479
Non-Interest Income	–	–	–	77	28	–	44	–
SG&A expense	–	–	456	454	367	297	305	350
Impairment loss on foreclosed assets	–	–	106	49	111	–	–	–
Net Income	$–	$–	$163	$191	$41	$145	$203	$129

12. Non-Interest expense detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Six Months Ended June 30,
	2017	2016
Selling, general and administrative expenses
Legal and accounting	$125	$112
Salaries and related expenses	583	385
Board related expenses	55	55
Advertising	25	25
Rent and utilities	14	10
Loan and foreclosed asset expenses	26	17
Travel	32	19
Other	50	32
Total SG&A	$910	$655

13. Subsequent Events

On July 24, 2017, we entered into the Sixth Amendment (the “Sixth Amendment”) to our Loan Purchase and Sale Agreement (the “Agreement”) with S.K. Funding, LLC (the “S.K. Funding”). The Agreement was originally entered into between the Company and Seven Kings Holdings, Inc. (“7Kings”). However, on or about May 7, 2015, 7Kings assigned its right and interest in the Agreement to S.K. Funding.

The purpose of the Sixth Amendment was to allow S.K. Funding to purchase portions of the Pennsylvania Loans for a purchase price of $3,000 under parameters different from those specified in the Agreement. The Pennsylvania Loans purchased pursuant to the Sixth Amendment consist of a portion of the Hoskins Group loans. We will continue to service the Loans.

The timing of the Company’s principal and interest payments to S.K. Funding under the Sixth Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time. The Pennsylvania Loans had a principal amount in excess of $4,000 as of the effective date of the Sixth Amendment. While the total principal amount of the Pennsylvania Loans exceeds $1,000, S.K. Funding must fund (by paying the Company) the amount by which the total principal amount of the Pennsylvania Loans exceeds $1,000, with such total amount funded not exceeding $3,000. The interest rate accruing to S.K. Funding under the Sixth Amendment is 10.5% calculated on a 365/366 day basis. When the total principal amount of the Pennsylvania Loans is less than $4,000, the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount of the Pennsylvania Loans is less than $4,000 until S.K. Funding’s principal has been repaid in full. S.K. Funding will continue to be obligated, as described in this paragraph, to fund (by paying the Company) the Pennsylvania Loans for any increases in the outstanding balance of the Pennsylvania Loans up to no more than a total outstanding amount of $4,000.

The Sixth Amendment has a term of 24 months from the effective date and will automatically renew for additional six month terms unless either party gives written notice of its intent not to renew the Sixth Amendment at least six months prior to the end of a term. Further, no Protective Advances (as such term is defined in the Agreement) will be required with respect to the Pennsylvania Loans. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

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

From 2007 through the majority of 2011, we were the lessor in three commercial real estate leases with a then affiliate, 84 Lumber Company. Beginning in late 2011, we began commercial lending to residential homebuilders. Our current loan portfolio is described more fully in this section under the sub heading “Commercial Construction and Development Loans.” Since 2011, we have originated approximately 275 construction loans totaling $77,000. We currently have 10 paid employees, including our Executive Vice President of Operations. We currently use three employees to originate most of our new loans. Our office staff processes, underwrites, documents, and funds our loans. Our office staff also manages our investor relations and relationships with other debt holders. Our board of managers is comprised of Daniel M. Wallach and three independent managers — William Myrick, Eric A. Rauscher, and Kenneth R. Summers. Our officers are responsible for our day-to-day operations, while the board of managers is responsible for overseeing our business.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business. In February 2017, we purchased a building in which we intend to operate once renovation has been completed. We anticipate that renovation will be completed in the third quarter of 2017.

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

We had $28,972 and $20,091 in loan assets as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we have 147 construction loans in 16 states with 50 borrowers, and have three development loans in Pittsburgh, Pennsylvania. We have entered into two purchase and sale agreement relationships with third-parties to sell portions of our loans. The first loan portions sold under the program took place during the first quarter of 2015. These agreements have allowed us to increase our loan balances and commitments significantly. In January 2017, we entered into a line of credit agreement with a bank for $500, which we used at times during the first six months of 2017. In March 2017, we added a third class of equity, Series C cumulative preferred units (“Series C Preferred Units”). These Series C Preferred Units have a redemption feature after six years, and therefore appear as mezzanine equity on our financial statements.

We currently have eight sources of capital:

	June 30, 2017	December 31, 2016
Capital Source
Purchase and sale agreements (1)	$8,820	$7,322
Secured line of credit from affiliates	–	–
Unsecured senior line of credit from a bank	500	–
Unsecured Notes through our public offering	14,239	11,221
Other unsecured debt	1,165	1,152
Preferred equity, Series B units	1,160	1,150
Preferred equity, Series C units	1,033	–
Common equity	2,398	2,249

Total	$29,315	$23,094

(1)	We have two current purchase and sale agreement relationships where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. and S.K. Funding, LLC. Generally, the purchasers buy between 50% and 70% of each loan sold. Builder Finance, Inc., a subsidiary of 1st Financial Bank, USA, began purchasing portions of loans effective as of August 1, 2016. Prior to August 1, 2016, 1st Financial Bank, USA had purchased these loans under a separate loan purchase and sale agreement. S.K. Funding, LLC, an affiliate of Seven Kings Holdings, Inc., was assigned the loan purchase and sale agreement by Seven Kings Holdings, Inc. on or about May 7, 2015.

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

June 30, 2017
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 30%*	$–
Decreasing fair value of the real estate collateral by 30%**	$481

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** If the loans were nonperforming, assuming a book amount of the loans outstanding of $28,972, and the fair value of the real estate collateral on all outstanding loans was reduced by 30%, an addition to the loan loss provision of $481 would be required.

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

June 30, 2017
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 30%*	$–
Decreasing fair value of the foreclosed asset by 30%	$(329)

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

Change in Anticipated Average Duration	Resulting adjustment needed to Interest Expense during the next 12 months Higher/(Lower)
Decreasing the average duration to 5 months for all remaining months of origination	$4
Increasing the average duration to 5 months for all remaining months of origination	$(22)

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

Consolidated Results of Operations

Key financial and operating data for the three and six months ended June 30, 2017 and 2016 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest Income
Interest and fee income on loans	$1,356	$898	$2,530	$1,747
Interest expense:
Interest related to secured borrowings	215	144	394	261
Interest related to unsecured borrowings	401	292	768	537
Interest expense	616	436	1,162	798

Net interest income	740	462	1,368	949
Less: Loan loss provision	15	(2)	26	6

Net interest income after loan loss provision	725	464	1,342	943

Non-Interest Income
Gain from foreclosure of assets	–	44	–	44
Gain from sale of foreclosed assets	–	–	77	–

Total non-interest income	–	44	77	44

Income	725	508	1,419	987

Non-Interest Expense
Selling, general and administrative	456	305	910	655
Impairment loss on foreclosed assets	106	–	155	–

Total non-interest expense	562	305	1,065	655

Net Income	$163	$203	$354	$332

Earned distribution to preferred equity holders	57	26	88	52

Net income attributable to common equity holders	$106	$177	$266	$280

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
Interest Income		*		*		*		*
Interest income on loans	$851	12%	$609	13%	$1,631	12%	$1,114	13%
Fee income on loans	505	7%	289	6%	899	7%	633	7%
Interest and fee income on loans	1,356	19%	898	19%	2,530	19%	1,747	20%
Interest expense related parties	–	–	–	–	–	–	–	–
Interest expense unsecured	344	5%	224	5%	647	5%	402	5%
Interest expense secured	215	3%	145	3%	394	3%	262	3%
Amortization offering costs	57	1%	67	1%	121	1%	134	1%
Interest expense	616	9%	436	9%	1,162	9%	798	9%
Net interest income (spread)	740	10%	462	10%	1,368	10%	949	11%

Weighted average outstanding loan asset balance	$28,211		$18,620		$25,983		$17,875

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). We anticipate the difference between interest income and interest expense to be between 3% and 4% during the remainder of 2017.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee was recognized over the life of the loans, and has been fully recognized as of August 2016. Our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. Our fee income decreased as a percentage of our loan balance because the recognition of our loan fee on our development loans was completed in 2016. Our fee income increased as a percentage of our loan balance because construction loans increased as a percentage of our total balance, and the fee income on construction loans is generally higher than development loans. These two items resulted in relatively flat fee income when comparing periods from 2017 to the same period in 2016

● Amount of nonperforming assets. Generally we can have three types of nonperforming assets, loans not paying interest, foreclosed assets, and cash. Loans not paying interest can impact our interest spread. We had no such loans in the first three months of both 2017 and 2016, and two nonperforming loans in the second three month period of 2017. This caused a slight reduction in interest income on loans. Foreclosed assets do not have a monthly interest return. The difference between our average foreclosed asset balance in 2017 as compared to 2016 did not have a major impact on our performance.

Loan Loss Provision

We recorded $19 and $6 in the six months ended June 30, 2017 and 2016, respectively, in loss reserve provision related to our collective reserve (loans not individually impaired). Those numbers were $8 and ($2) for the three months ended June 30, 2017 and 2016, respectively. These increases were due to increases in loan balances. In the second quarter of 2017, we booked a specific reserve of $7 related to two of our nonperforming loans. No such reserve was made in the first six months of 2016. We anticipate that the collective reserve will increase as our balances rise throughout the remainder of 2017.

Non-Interest Income

We sold a foreclosed asset in 2017 and recognized a gain of $77. In 2016, we foreclosed on a loan, which resulted in a gain of $44 being booked in the second quarter of 2016.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative expenses
Legal and accounting	$29	$26	$125	$112
Salaries and related expenses	329	205	583	385
Board related expenses	26	26	55	55
Advertising	8	7	25	25
Rent and utilities	9	5	14	10
Loan foreclosed asset expenses	19	13	26	17
Travel	17	10	32	19
Other	19	13	50	32
Total SG&A	$456	$305	$910	$655

We had roughly twice as many employees during the three and six month periods ended June 30, 2017 as we did during the same periods in 2016, which increased our payroll and travel costs. We anticipate adding more staff in 2017. We will also have expenses related to operating from our new office in the second half of 2017. We added a loan document software package in the second half of 2016, and the amortization of that system is in Other SG&A. Loan expenses, mostly post closing title searches designed to ensure our mortgage is in first position, have increased with the increased volume of loans.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. At June 30, 2017 and December 31, 2016, we had $88 and $1,566, respectively, in cash. When we create new loans, they typically do not have significant outstanding loan balances for several months. In January 2017, we executed a line of credit with a bank with a maximum outstanding of $500, which lessens somewhat the amount of cash we carry on our books. We anticipate selling more participating interests in our loans in the third quarter of 2017, increasing our cash position. These sales will be to existing loan purchasers with us. We also anticipate closing on a secured line of credit in the third quarter of 2017, providing additional liquidity and funding. Cash balances were allowed to decline at the end of June, 2017 as we had commitments for additional secured financing of $4,325 which closed in July of 2017.

Deferred Financing Costs, Net

Our deferred financing costs are related to our public offering of unsecured Notes. The deferred financing costs are reflected as a reduction in the unsecured Notes offering liability. The first offering which was effective from October 2012 through September 2015 cost more to create than our second offering, which has been effective since September 2015. As the amortization is much more than the amount we are spending on the offerings during these same periods, the net deferred financing costs have been decreasing. This decrease is expected to continue for the remainder of 2017.

The following is a roll forward of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30, 2017	December 31, 2016	June 30, 2016

Deferred financing costs, beginning balance	$1,014	$935	$935
Additions	40	79	28
Deferred financing costs, ending balance	$1,054	$1,014	$963
Less accumulated amortization	(724)	(603)	(470)
Deferred financing costs, net	$330	$411	$493

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30, 2017	December 31, 2016	June 30, 2016

Accumulated amortization, beginning balance	$603	$336	$336
Additions	121	267	134
Accumulated amortization, ending balance	$724	$603	$470

Loans Receivable

In December 2011, we originated two new loans and assumed a lender’s position on a third loan, which, net of unearned loan fees, had total balances of $4,050 and $4,082 as of June 30, 2017 and December 31, 2016, respectively. The development loans are referred to herein as the “Pennsylvania Loans.” The purpose of the loans was to develop two subdivisions in a suburb of Pittsburgh, Pennsylvania. The Hamlets subdivision is a five phase subdivision of 81 lots, of which 63 have been developed and sold, 18 are developed and not sold, as of June 30, 2017. The Tuscany subdivision is a single phase 18 lot subdivision, with four lots remaining as of June 30, 2017. We are considering financing several more phases of these subdivisions. If we finance these additional phases, the balances will increase, and if we do not, the balances will decrease due to repayments.

As of June 30, 2017, we have 49 other borrowers, all of whom, along with the Hoskins Group, borrow money for the purpose of building new homes.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2017. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,298	$5,231	(3)	$4,050	64%	$1,000
Total	1	3	$6,298	$5,231		$4,050	64%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,160 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,231 commitment amount.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2016. The Pennsylvania loans below are the Pennsylvania Loans discussed above.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Pennsylvania	1	3	$6,586	$5,931	(3)	$4,082	62%	$1,000
Total	1	3	$6,586	$5,931		$4,082	62%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,150 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $5,931 commitment amount.

Commercial Loans – Construction Loan Portfolio Summary

We anticipate the balance of our construction loan portfolio increasing as loans near maturity, and due to new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2017.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,113	$2,092	$1,082	67%		5%
Connecticut	1		1	715	500	500	70%		5%
Delaware	1		1	244	171	115	70%		5%
Florida	11		42	21,930	13,904	8,110	63%		5%
Georgia	9		22	13,958	8,405	4,991	60%		5%
Indiana	2		2	995	597	178	60%		5%
Michigan	3		13	3,254	2,065	1,139	63%		5%
New Jersey	3		8	2,361	1,652	1,098	70%		5%
New York	1		7	2,160	1,064	984	49%		5%
North Carolina	2		7	1,740	1,218	543	70%		5%
Ohio	2		2	2,116	1,340	777	63%		5%
Pennsylvania	2		15	12,595	6,407	5,244	51%		5%
South Carolina	8		14	4,071	2,699	1,350	66%		5%
Tennessee	1		3	1,080	767	711	71%		5%
Utah	1		3	1,208	846	353	70%		5%
Virginia	1		1	408	260	196	64%		5%
Total	50	(4)	147	$71,948	$43,987	$27,371	61	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder borrows in multiple states.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Loans receivable, gross	$31,421	$21,569
Less: Deferred loan fees	(872)	(618)
Less: Deposits	(1,623)	(861)
Plus: Deferred origination expense	126	55
Less: Allowance for loan losses	(80)	(54)
Loans receivable, net	$28,972	$20,091

Roll forward of commercial loans:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Beginning balance	$20,091	$14,060	$14,060
Additions	16,081	23,184	10,692
Payoffs/sales	(6,229)	(15,168)	(6,594)
Moved to foreclosed assets	–	(1,639)	(1,639)
Change in deferred origination expense	71	55	30
Change in builder deposit	(762)	(340)	(41)
Change in loan loss provision	(26)	(16)	(6)
New loan fees	(1,153)	(1,270)	(540)
Earned loan fees	899	1,225	633
Ending balance	$28,972	$20,091	$16,595

Finance Receivables – By risk rating:

	June 30, 2017	December 31, 2016

Pass	$25,791	$18,275
Special mention	3,643	3,294
Classified – accruing	–	–
Classified – nonaccrual	1,987	–
Total	$31,421	$21,569

Finance Receivables – Method of impairment calculation:

	June 30, 2017	December 31, 2016

Performing loans evaluated individually	$8,978	$12,424
Performing loans evaluated collectively	20,456	9,145
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	1,987	–
Total	$31,421	$21,569

At June 30, 2017 and December 31, 2016, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2017 and December 31, 2016. All loans listed have a related allowance for loan losses.

	June 30, 2017	December 31, 2016

Unpaid principal balance (contractual obligation from customer)	$1,987	$–
Charge-offs and payments applied	–	–
Gross value before related allowance	1,987	–
Related allowance	7	–
Value after allowance	$1,980	$–

Estimated collateral value	2,200	–
Total charge-offs, payments applied, and allowance (coverage)	7	–
Coverage % (coverage divided by unpaid principal balance)	0.4%	–

Below is an aging schedule of gross loans receivable as of June 30, 2017, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	148	$29,434	94%
60-89 days	–	–	0%
90-179 days	2	1,987	6%
180-269 days	–	–	0%

Subtotal	150	$31,421	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	150	$31,421	100%

Below is an aging schedule of gross loans receivable as of June 30, 2017, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	148	$29,434	94%
60-89 days	–	–	0%
90-179 days	2	1,987	6%
180-269 days	–	–	0%

Subtotal	150	$31,421	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	150	$31,421	100%

Below is an aging schedule of gross loans receivable as of December 31, 2016, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$21,569	100%

Below is an aging schedule of gross loans receivable as of December 31, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$21,569	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Beginning balance	$2,798	$965	$965
Additions from loans	–	1,813	1,813
Additions for construction/development	265	566	375
Sale proceeds	(1,890)	(463)	–
Gain on sale	77	28	–
Impairment loss on foreclosed assets	(155)	(111)	–
Ending balance	$1,095	$2,798	$3,153

Property, Plant and Equipment

In the first quarter of 2017, we purchased a partially completed building, for $625, in which we plan to operate, and invested $27 in improvements to the building in the second quarter. No depreciation has been recorded as the building has not been placed in service. We anticipate another $400 in the third quarter of 2017 in costs associated with this project.

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account (the “Interest Escrow”) which was funded with proceeds from the Pennsylvania Loans. The initial funding on the Interest Escrow was $450. The balance as of June 30, 2017 and December 31, 2016 was $311 and $541, respectively. To the extent the balance is available in the Interest Escrow, interest due on certain loans is deducted from the Interest Escrow on the date due. The Interest Escrow is increased by 20% of lot payoffs on the same loans, and by distributions on the Hoskins Group’s Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We have 44 and 16 other loans active as of June 30, 2017 and December 31, 2016, respectively, that also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $518 and $271 as of June 30, 2017 and December 31, 2016, respectively. We anticipate that the interest escrows for existing loans will reduce in the future as those loans use the escrow to cover interest costs. We anticipate that some new loans will increase the escrow. Overall, the escrow balance will reduce over time unless we increase our lending to the Hoskins Group for their development loans.

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016

Beginning balance	$812	$498	$498
+ Preferred equity dividends	57	104	51
+ Additions from Pennsylvania Loans	51	926	130
+ Additions from other loans	901	430	199
- Interest and fees	(867)	(1,109)	(460)
- Repaid to borrower or used to reduce principal	(125)	(37)	–
Ending balance	$829	$812	$418

Notes Payable Unsecured

Our Notes payable unsecured increased in the six months ended June 30, 2017 with new Notes of $8,105 offset by redemptions of $5,087. We used our unsecured bank line during 2017, and the balance as of June 30, 2017 and December 31, 2016 was $500 and $0, respectively. Our other unsecured notes payable had little change during the six months ended June 30, 2017.

Purchase and Sale Agreements

We service the loans we sell in our purchase and sale agreements. There is typically an unlimited right for us to call any loan sold, however in some cases of such call, a minimum of 4% of the commitment amount of the buyer must have been received by buyer, or we must make up the difference. Also, Builder Finance has a put option, which is limited to 10% of the funding provided by Builder Finance under all loans purchased in the trailing 12 months.

The purchase and sale agreements are recorded as secured borrowings.

The purchase and sale agreements are detailed below:

	June 30, 2017		December 31, 2016
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser	Collateral	Purchaser
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	$9,507	$5,207	$5,779	$2,517
S.K. Funding, LLC	8,523	3,613	7,770	4,805
Total	$18,030	$8,820	$13,549	$7,322

		Typical Current Advance Rate	Does Buyer Portion
	Year Initiated	On New Loans	Have Priority?	Rate
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	2014	70%	Yes	The rate our customer pays us
S.K. Funding, LLC	2015	50%	Varies	9-9.5%

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between 1) redeemable preferred equity plus members’ capital and 2) debt. The ratio of redeemable preferred equity plus members’ capital to assets was 15% and 14% as of June 30, 2017 and December 31, 2016, respectively. We anticipate this ratio dropping until more preferred equity is added. We are currently exploring potential increases in preferred equity

In March 2017, S.K. Funding sold its 4% interest in our common equity in equal 1% portions to each of our three independent managers and our Executive Vice President of Operations. In March and April of 2017, we received an aggregate of $1,004 of new investment in our redeemable preferred equity from one of our independent managers and the wife of another of our independent managers.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements	1	$8,820	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	500	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering, gross	5	14,239	11,221
Other unsecured debt (subordinated)	5	713	700
Other unsecured debt (junior subordinated)	6	173	173
Total		$24,724	$19,695

Liquidity and Capital Resources

Our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations, 23% of which are to a single customer in a single geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly cause or magnify losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary sources of liquidity going forward are:

●	The purchase and sale agreements and secured lines, which allow us to increase our loan balances. Our loan origination volume is dependent upon our buyers continuing to purchase loans from us. We added a secured line of credit in July 2017 for $1,325, which functions much like the purchase and sale agreements. We also added a $3,000 purchase to an existing purchase and sale agreement in July of 2017;

●	The continued issuance of Notes to the general public through our second public Notes offering, which was declared effective by the SEC on September 29, 2015, and has been registered and declared effective in 44 states as of June 30, 2017. We began to advertise for our Notes offerings in March 2013 and received an aggregate of approximately $14,239 and $11,221 in Notes proceeds as of June 30, 2017 and December 31, 2016, respectively (net of redemptions). We anticipate continuing our capital raising efforts in 2017, focusing on the efforts that have proven fruitful;

●	Interest income and/or principal repayments related to the loans. The Company’s ability to fund its operations remains dependent upon the ability of our largest borrower, whose loan commitments represented 23% and 37% our total outstanding loan commitments as of June 30, 2017 and December 31, 2016, respectively, to continue paying interest and/or principal. The risk of our largest customer not paying interest is mitigated in the short term by having an Interest Escrow, which had a balance of $311 and $541 as of June 30, 2017 and December 31, 2016, respectively. While a default by this large customer could impact our cash flow and/or profitability in the long term, we believe that, in the short term, a default might impact profitability, but not liquidity, as we are generally not receiving interest payments from the customer on the development loan portion of the customer’s balance while the customer is performing (this interest is being credited from the interest escrow). This customer is in good standing with us and is current on their construction loan interest payments. As of June 30, 2017, our next two largest customers made up 7% and 5% respectively of our loan commitments, with loans in Sarasota, Florida and Orlando, Florida, respectively. As of December 31, 2016, our next two largest customers made up 11% and 6% respectively of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively;

●	Funds from the sale of foreclosed assets, net of any debt which we might have on those assets;

●	Funds borrowed from our bank line; and

●	Funds borrowed from affiliated creditors.

We generated net income of $354 and $332 for the six months ended June 30, 2017 and 2016, respectively and cash flow from operations of $742 and $298 for the same periods. At June 30, 2017 and December 31, 2016, we had cash on hand of $88 and $1,566, respectively, availability on our bank line of $0 and $0, respectively, and our outstanding debt totaled $24,724 and $19,695, respectively, of which $8,820 and $7,322 was secured, respectively. The secured amount is from our purchase and sale agreements, which add liquidity and allow us to expand our business. As of June 30, 2017 and December 31, 2016, the amount that we have not loaned, but are obligated to potentially lend to our customers based on our agreements with them, was $17,797 and $11,503, respectively. Our availability on our line of credit from our members was $1,500 at both June 30, 2017 and December 31, 2016. Our members are not obligated to fund requests under our line of credit. The Company plans to fund its new loan growth, unfunded commitment, and principal amounts due on its debt using various sources of funding. In July 2017, we sold a participating interest in the Hoskins Group loans for $3,000, and became the borrower on a secured line of credit for $1,325 (these items are mentioned in the first bullet point above). The combined $4,325 added to our liquidity. We sell 70% participating interests in most of the loans we create. The portions of loans sold already that has not been funded is $3,356. There are loans that we have designated for sale which, at 70% funding, will eventually provide $4,442 in liquidity, and there are loans we have not designated for sale, which, if sold at 70% funding, would eventually provide $3,387 in liquidity. In addition, the Company receives payoffs on loans, a portion of which is returned to the loan purchaser, if any. Also, the Company receives funds from new public offering sales, and many of the notes which mature are renewed, reducing the funding needed

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Higher short term rates may increase the rates builders are charged by banks faster than our rates to the builder will grow, which might be a benefit for us. Below is a chart showing three year U.S. treasury rates, which are being used by us here to approximate CD rates. Short term interest rates have risen slightly but are generally low historically.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Issuance of Series C Cumulative Redeemable Preferred Units

We had an unregistered sale of equity securities in the three months ended June 30, 2017 in the form of the sale of Series C cumulative redeemable preferred units, as disclosed in our Current Report on Form 8-K filed on April 14, 2017.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of June 30, 2017, we had issued $14,344,000 in Notes pursuant to that public offering. From September 29, 2015 through June 30, 2017, we incurred expenses of $145,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2017 were $14,199,000, 100% of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2017, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit

3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

3.6	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

3.7	Amendment No. 4 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of March 16, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on March 21, 2017, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1*	First Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of March 31, 2017

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 3, 2017	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

