Form 10-Q
period 2017-09-30
Shepherd's Finance, LLC
filed 2017-11-02
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$2,471	$1,566
Accrued interest receivable	435	280
Loans receivable, net	29,626	20,091
Foreclosed assets	1,079	2,798
Property, plant and equipment	767	69
Other assets	125	82

Total assets	$34,503	$24,886

Liabilities, Redeemable Preferred Equity and Members’ Capital

Liabilities

Customer interest escrow	$851	$812
Accounts payable and accrued expenses	462	377
Accrued interest payable	1,117	986
Notes payable secured	12,168	7,322
Notes payable unsecured, net of deferred financing costs	14,993	11,962
Due to preferred equity member	29	28

Total liabilities	29,620	21,487

Commitments and Contingencies (Notes 3 and 10)

Redeemable Preferred Equity

Series C preferred equity	1,065	–

Members’ Capital

Series B preferred equity	1,220	1,150
Class A common equity	2,598	2,249
Members’ capital	3,818	3,399

Total liabilities, redeemable preferred equity and members’ capital	$34,503	$24,886

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Nine Months ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2017	2016	2017	2016
Interest Income
Interest and fee income on loans	$1,673	$909	$4,203	$2,656
Interest expense:
Interest related to secured borrowings	324	148	718	409
Interest related to unsecured borrowings	424	315	1,192	852
Interest expense	748	463	1,910	1,261

Net interest income	925	446	2,293	1,395
Less: Loan loss provision	8	4	34	10

Net interest income after loan loss provision	917	442	2,259	1,385

Non-Interest Income
Gain from foreclosure of assets	–	–	–	44
Gain from sale of foreclosed assets	–	–	77	–

Total non-interest income	–	–	77	44

Income	917	442	2,336	1,429

Non-Interest Expense
Selling, general and administrative	537	297	1,447	952
Impairment loss on foreclosed assets	47	–	202	–

Total non-interest expense	584	297	1,649	952

Net Income	$333	$145	$687	$477

Earned distribution to preferred equity holders	61	27	149	79

Net income attributable to common equity holders	$272	$118	$538	$398

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes In Members’ Capital - Unaudited

For the Nine Months Ended September 30, 2017

(in thousands of dollars)	Nine Months Ended September 30, 2017

Members’ capital, beginning balance	$3,399
Net income	687
Contributions from members (preferred)	70
Earned distributions to preferred equity holders	(149)
Distributions to common equity holders	(189)
Members’ capital, ending balance	$3,818

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
(in thousands of dollars)	2017	2016

Cash flows from operations
Net income	$687	$477
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	165	204
Provision for loan losses	34	10
Net loan origination fees deferred (earned)	120	(133)
Change in deferred origination expense	(26)	(30)
Impairment of foreclosed assets	202	–
Gain from foreclosure of assets	–	(44)
Gain from sale of foreclosed assets	(77)	–
Net change in operating assets and liabilities
Other assets	(43)	(75)
Accrued interest receivable	(155)	(192)
Customer interest escrow	39	(109)
Accounts payable and accrued expenses	217	626

Net cash provided by operating activities	1,163	734

Cash flows from investing activities
Loan originations and principal collections, net	(9,663)	(5,091)
Investment in foreclosed assets	(296)	(459)
Proceeds from sale of foreclosed assets	1,890	–
Property plant and equipment additions	(698)	–

Net cash provided by (used in) investing activities	(8,767)	(5,550)

Cash flows from financing activities
Contributions from redeemable preferred equity	1,004	–
Contributions from members (preferred)	70	90
Distributions to preferred equity holders	(88)	(78)
Distributions to common equity holders	(189)	(355)
Proceeds from secured note payable	11,760	6,544
Repayments of secured note payable	(6,914)	(4,405)
Proceeds from unsecured notes payable	9,412	3,629
Redemptions/repayments of unsecured notes payable	(6,481)	(1,336)
Deferred financing costs paid	(65)	(53)

Net cash provided by financing activities	8,509	4,036

Net increase (decrease) in cash and cash equivalents	905	(780)

Cash and cash equivalents
Beginning of period	1,566	1,341
End of period	$2,471	$561

Supplemental disclosure of cash flow information
Cash paid for interest	$1,616	$671

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holders	$29	$27
Foreclosure of assets	$–	$1,813
Accrued interest reduction due to foreclosure	$–	$130
Net loan origination fees (earned) due to foreclosure	$–	$(55)

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

As of September 30, 2017, the Company extends commercial loans to residential homebuilders (in 16 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

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

2. Fair Value

There has been no change in our fair value policy during 2017.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016.

September 30, 2017

Quoted
Prices
in Active
			Markets	Significant
			for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,079	$1,079	$–	$–	$1,079

December 31, 2016

Quoted Prices
in Active
			Markets for	Significant Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,798	$2,798	$–	$–	$2,798

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2017

			Quoted Prices
			in Active
			Markets for	Significant Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$2,471	$2,471	$2,471	$–	$–
Loans receivable, net	29,626	29,626	–	–	29,626
Accrued interest receivable	435	435	–	–	435
Financial Liabilities
Customer interest escrow	851	851	–	–	851
Notes payable secured	12,168	12,168	–	–	12,168
Notes payable unsecured, net	14,993	14,993	–	–	14,993
Accrued interest payable	1,117	1,117	–	–	1,117

December 31, 2016

			Quoted Prices
			in Active
			Markets for	Significant Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,566	$1,566	$1,566	$–	$–
Loans receivable, net	20,091	20,091	–	–	20,091
Accrued interest receivable	280	280	–	–	280
Financial Liabilities
Customer interest escrow	812	812	–	–	812
Notes payable secured	7,322	7,322	–	–	7,322
Notes payable unsecured, net	11,962	11,962	–	–	11,962
Accrued interest payable	993	993	–	–	993

3. Financing Receivables

Financing receivables are comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Loans receivable, gross	$31,858	$21,569
Less: Deferred loan fees	(738)	(618)
Less: Deposits	(1,487)	(861)
Plus: Deferred origination expense	81	55
Less: Allowance for loan losses	(88)	(54)

Loans receivable, net	$29,626	$20,091

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of September 30, 2017, we have 48 borrowers, all of whom, including our one development loan customer (the “Hoskins Group”), borrow money for the purpose of building new homes.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2017 and December 31, 2016.

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2017	16	48	148	$71,305	$43,748	$28,404	61	%(3)	5%
2016	15	30	69	46,187	27,141	17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2017 and December 31, 2016. These loans are referred to as the Pennsylvania Loans.

Year	State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2017	Pennsylvania	1	3	$5,339	$4,600	(3)	$3,454	65%	$1,000
2016	Pennsylvania	1	3	6,586	5,931	(3)	4,082	62%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,220 in 2017 and $1,150 in 2016 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $4,600 commitment amount.

Credit Quality Information

The following table presents credit-related information at the “class” level in accordance with Financial Accounting Standards Board Accounting Standards Codification 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. See our Form 10-K for the year ended December 31, 2016, as filed with the SEC, for more information.

Gross finance Receivables – By risk rating:

	September 30, 2017	December 31, 2016

Pass	$26,931	$18,275
Special mention	4,927	3,294
Classified – accruing	–	–
Classified – nonaccrual	–	–
Total	$31,858	$21,569

Gross finance Receivables – Method of impairment calculation:

	September 30, 2017	December 31, 2016

Performing loans evaluated individually	$9,367	$12,424
Performing loans evaluated collectively	22,491	9,145
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–
Total	$31,858	$21,569

At September 30, 2017 and December 31, 2016, there were no loans acquired with deteriorated credit quality.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for individual borrowers are summarized in the table below:

	September 30, 2017		December 31, 2016
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	25%	Pittsburgh, PA	37%
Second highest concentration risk	Sarasota, FL	7%	Sarasota, FL	11%
Third highest concentration risk	Orlando, FL	5%	Savannah, GA	6%

4. Foreclosed Assets

Roll forward of foreclosed assets:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016

Beginning balance	$2,798	$965	$965
Additions from loans	–	1,813	1,813
Additions for construction/development	296	566	459
Sale proceeds	(1,890)	(463)	–
Gain on sale	77	28	–
Impairment loss on foreclosed assets	(202)	(111)	–
Ending balance	$1,079	$2,798	$3,237

5. Property, Plant, Equipment and Long Lived Assets

In the first quarter of 2017, we purchased, for $625, a partially completed building. It is our intent to complete the building for operating purposes. As such, we invested $142 in related improvements to the building for the nine months ended September 30, 2017. No depreciation has been recorded as the building has not been placed in service.

We are developing operations software and invested $41 in this project for the nine months ended September 30, 2017. We purchased loan document software in 2016 for $71. Total depreciation of that software has been $25, of which $19 has been recognized in 2017.

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$12,168	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	–	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering, gross	5	14,139	11,221
Other unsecured debt (subordinated)	5	713	700
Other unsecured debt (junior subordinated)	6	173	173
Total		$27,472	$19,695

The following table shows the maturity of outstanding debt as of September 30, 2017.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements and other secured borrowings

2017	$12,247	$79	$–	$12,168
2018	5,133	4,633	500	–
2019	3,754	3,641	113	–
2020	2,494	1,942	552	–
2021	3,844	3,844	–	–
Total	$27,472	$14,139	$1,165	$12,168

Secured Borrowings

Purchase and Sale Agreements

In July 2017, we entered into the Sixth Amendment (the “Sixth Amendment”) to our Loan Purchase and Sale Agreement (the “Agreement”) with S.K. Funding, LLC (the “S.K. Funding”). The Agreement was originally entered into between the Company and Seven Kings Holdings, Inc. (“7Kings”). However, on or about May 7, 2015, 7Kings assigned its right and interest in the Agreement to S.K. Funding.

The purpose of the Sixth Amendment was to allow S.K. Funding to purchase portions of the Pennsylvania Loans for a purchase price of $3,000 under parameters different from those specified in the Agreement. The Pennsylvania Loans purchased pursuant to the Sixth Amendment consist of a portion of the loans to the Hoskins Group. We will continue to service the loans.

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

Line of Credit

Also in July 2017, we entered into a line of credit agreement with a group of lenders (“Shuman”). The line is secured with assignments of certain notes and mortgages and carries a total cost of funds to us of 10%. The maximum amount we can draw on the line is $1,325, which was fully borrowed as of September 30, 2017. It is due in July 2018.

Summary

The secured borrowings are detailed below:

	September 30, 2017		December 31, 2016
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	$9,482	$4,830	$5,779	$2,517
S.K. Funding, LLC	11,169	6,013	7,770	4,805
Shuman	2,147	1,325	–	–

Total	$22,798	$12,168	$13,549	$7,322

Unsecured Borrowings

Other Unsecured Loans

In August 2015, we entered into an unsecured note with 7Kings, under which we are the borrower. The note has a maximum amount outstanding of $500, of which $500 was outstanding as of both September 30, 2017 and December 31, 2016. The note was due on February 19, 2016 and was renewed several times. The maturity date is now February 19, 2018 and may be prepaid at any time without penalty. This note is separate from the purchase and sale agreement with 7Kings mentioned above.

In January 2017, we entered into an unsecured line of credit with Builder’s Finance, Inc., under which we are the borrower. The note has a maximum amount outstanding of $500, of which $0 was outstanding as of September 30, 2017. Interest on the loan accrues annually at a rate of 10%. The maturity date is January 28, 2018 and may be prepaid at any time without penalty.

Unsecured Notes through the Public Offering (Notes Program)

The effective interest rate on the notes offered pursuant to our public offering (“Notes”) at September 30, 2017 and December 31, 2016 was 9.15% and 8.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the roll forward of our Notes program:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016

Gross Notes outstanding, beginning of period	$11,221	$8,496	$8,496
Notes issued	8,299	4,972	3,529
Note repayments / redemptions	(5,381)	(2,247)	(1,336)

Gross Notes outstanding, end of period	$14,139	$11,221	$10,689

Less deferred financing costs, net	311	411	448

Notes outstanding, net	$13,828	$10,810	$10,241

The following is a roll forward of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2017	December 31, 2016	September 30, 2016

Deferred financing costs, beginning balance	$1,014	$935	$935
Additions	65	79	53
Deferred financing costs, ending balance	$1,079	$1,014	$988
Less accumulated amortization	(768)	(603)	(540)
Deferred financing costs, net	$311	$411	$448

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2017	December 31, 2016	September 30, 2016

Accumulated amortization, beginning balance	$603	$336	$336
Additions	165	267	204
Accumulated amortization, ending balance	$768	$603	$540

7. Redeemable Preferred Equity

Series C cumulative preferred units (“Series C Preferred Units”) were issued to Margaret Rauscher IRA LLC (Margaret Rauscher is the wife of one of our independent managers, Eric A. Rauscher) in March 2017 and to an IRA owned by William Myrick, another one of our independent managers, in April 2017. They are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made quarterly. This rate can increase if any interest rate on our public Notes offering rises above 12%. Dividends can be reinvested monthly into additional Series C Preferred Units.

Roll forward of redeemable preferred equity:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016

Beginning balance	$–	$–	$–
Additions from new investment	1,004	–	–
Additions from reinvestment	61	–	–

Ending balance	$1,065	$–	$–

The following table shows the earliest redemption options for investors in Series C Preferred Units as of September 30, 2017.

Year Maturing	Total Amount Redeemable

2023	$1,065

Total	$1,065

8. Members’ Capital

There are currently two classes of units outstanding: Class A common units and Series B cumulative preferred units (“Series B Preferred Units”).

The Class A common units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both September 30, 2017 and December 31, 2016. On December 31, 2015, an affiliate of 7Kings, S.K. Funding, purchased 4% of our common equity from the Wallach family. In March 2017, S.K. Funding sold its 4% interest in our common equity in equal 1% portions to each of our three independent managers and our Executive Vice President of Operations.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of September 30, 2017, the Hoskins Group owns a total of 12.2 Series B Preferred Units, which were issued for a total of $1,220.

9. Related Party Transactions

An IRA owned by the wife of Eric A. Rauscher, one of our independent managers, and an IRA owned by William Myrick, also one of our independent managers, each own Series C Preferred Units, as more fully described in Note 7.

Each of our three independent managers and our Executive Vice President of Operations own 1% of our Class A common units.

Our independent manager Kenneth Summers and his son are minor participants in the Shuman line of credit, which is more fully described in Note 6.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $16,489 and $11,503 at September 30, 2017 and December 31, 2016, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2017 and 2016 are as follows (in thousands):

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2017	2017	2017	2017	2016	2016	2016	2016

Net Interest Income after Loan Loss Provision	$–	$917	$725	$617	$491	$442	$464	$479
Non-Interest Income	–	–	–	77	28	–	44	–
SG&A expense	–	537	456	454	367	297	305	350
Impairment loss on foreclosed assets	–	47	106	49	111	–	–	–
Net Income	$–	$333	$163	$191	$41	$145	$203	$129

12. Non-Interest expense detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Nine Months Ended September 30,
	2017	2016
Selling, general and administrative expenses
Legal and accounting	$164	$139
Salaries and related expenses	976	593
Board related expenses	82	84
Advertising	42	31
Rent and utilities	22	15
Loan and foreclosed asset expenses	30	17
Travel	45	26
Other	86	47
Total SG&A	$1,447	$952

13. Subsequent Events

On October 23, 2017, we entered into a Line of Credit Agreement (the “LOC Agreement”) with Paul Swanson (the “Lender”). Pursuant to the LOC Agreement, the Lender will provide us with a revolving line of credit (the “Line of Credit”) not to exceed $4,000. The LOC Agreement is effective as of October 23, 2017 and will terminate 15 months after that date unless extended by the Lender for one or more additional 15 month periods. We may terminate the LOC Agreement by providing the Lender with notice at least 60 days in advance of the original termination or any renewal termination date.

The Line of Credit requires monthly payments of interest only during the term of the Line of Credit, with the principal balance due upon termination. The unpaid principal amounts advanced on the Line of Credit bear interest for each day until due at a fixed rate per annum (computed on the basis of a year of 360 days for actual days elapsed) for each day at 9%. We may, at our option, choose to prepay the principal, interest, or other amounts due from us under the Line of Credit in whole or in part at any time.

We are pledging, and will continue to pledge in the future, certain of our commercial loans as collateral for the Line of Credit (the “Collateral Loans”) pursuant to the Collateral Assignment of Notes and Documents dated as of October 23, 2017. The amount outstanding under the Line of Credit may not exceed 67% of the aggregate amount outstanding on the Collateral Loans then pledged to secure the Line of Credit. Our obligation to repay the Line of Credit is evidenced by two Promissory Notes from us dated October 23, 2017 (the “Promissory Notes”), one evidencing a promise to repay the secured portion of the Line of Credit and one evidencing a promise to repay the unsecured portion of the Line of Credit.

R. Scott Summers, P.L.L.C., a West Virginia professional limited liability company (the “Custodian”) will serve as the custodian to hold the Collateral Loans for the benefit of the Lender pursuant to the Custodial Agreement dated as of October 23, 2017 between us, the Lender, and the Custodian. The Custodian is owned by R. Scott Summers, an investor in our public Notes offering and the son of Kenneth R. Summers, one of our independent managers. The Custodian is responsible for certifying to the Lender that it has received the relevant Collateral Loan assignment documentation from us. We are responsible for paying the Custodian’s monthly fee, which is equal to 1% interest on the amount of the Collateral Loans outstanding in the Custodian’s custody.

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

Overview

We had $29,626 and $20,091 in loan assets as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we have 148 construction loans in 16 states with 48 borrowers, and have three development loans in Pittsburgh, Pennsylvania. We have entered into two purchase and sale agreement relationships with third-parties to finance portions of our loans. The first loan portions that are accounted for as financing arrangements under the program took place during the first quarter of 2015. These agreements have allowed us to increase our loan balances and commitments significantly. In January 2017, we entered into a line of credit agreement with a bank for $500, which we used at times during the first nine months of 2017. In March 2017, we added a third class of equity, Series C cumulative preferred units (“Series C Preferred Units”). These Series C Preferred Units have a redemption feature after six years, and therefore appear as mezzanine equity on our financial statements. In July 2017, we entered into a secured line of credit agreement for $1,325.

We currently have eight sources of capital:

	September 30, 2017	December 31, 2016
Capital Source
Purchase and sale agreements and other secured borrowings	$12,168	$7,322
Secured line of credit from affiliates	–	–
Unsecured senior line of credit from a bank	–	–
Unsecured Notes through our public offering	14,139	11,221
Other unsecured debt	1,165	1,152
Preferred equity, Series B units	1,220	1,150
Preferred equity, Series C units	1,065	–
Common equity	2,598	2,249

Total	$32,355	$23,094

Our net income has been higher for the first nine months of 2017 as compared to the same period in 2016 mostly due to increased loan originations. In the third quarter of 2017, our borrowers paid off several loans on which we had not recognized interest income in the second quarter of 2017. When those loans paid off, we received the interest income; therefore, income was recognized in the third quarter of 2017. Earnings in the third quarter of 2017 and 2016 were $333 and $145, respectively, and earnings for the nine months ended September 30, 2017 were $687 as compared to $477 for the same period of 2016. Cash provided by operations was $1,163 as of September 30, 2017 as compared to $734 for the same period of 2016. Cash flow from operations has been higher than net profit because amortized financing costs, interest expensed but not paid at lenders request (to allow for compounding) and impairment charges all reduce net income but not operating cash flow.

Critical Accounting Estimates

To assist in evaluating our consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our Form 10-K for the year ended December 31, 2016, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2016 unless listed below.

Loan Losses

Fair value of collateral has the potential to impact the calculation of the loan loss provision (the amount we have expensed over time in anticipation of loan losses we have not yet realized). Specifically relevant to the allowance for loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various assumptions that could be used, determining the collateral’s fair value requires significant judgment.

September 30, 2017
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$493

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $29,626.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

September 30, 2017
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$(378)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

Consolidated Results of Operations

Key financial and operating data for the three and nine months ended September 30, 2017 and 2016 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2017	2016	2017	2016
Interest Income
Interest and fee income on loans	$1,673	$909	$4,203	$2,656
Interest expense:
Interest related to secured borrowings	324	148	718	409
Interest related to unsecured borrowings	424	315	1,192	852
Interest expense	748	463	1,910	1,261

Net interest income	925	446	2,293	1,395
Less: Loan loss provision	8	4	34	10

Net interest income after loan loss provision	917	442	2,259	1,385

Non-Interest Income
Gain from foreclosure of assets	–	–	–	44
Gain from sale of foreclosed assets	–	–	77	–

Total non-interest income	–	–	77	44

Income	917	442	2,336	1,429

Non-Interest Expense
Selling, general and administrative	537	297	1,447	952
Impairment loss on foreclosed assets	47	–	202	–

Total non-interest expense	584	297	1,649	952

Net Income	$333	$145	$687	$477

Earned distribution to preferred equity holders	61	27	149	79

Net income attributable to common equity holders	$272	$118	$538	$398

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Interest Income		*		*		*		*
Interest income on loans	$1,198	15%	$623	13%	$2,829	14%	$1,737	13%
Fee income on loans	475	6%	286	6%	1,374	6%	919	6%
Interest and fee income on loans	1,673	21%	909	19%	4,203	20%	2,656	19%
Interest expense related parties	–	–	–	–	–	–	–	–
Interest expense unsecured	380	5%	246	5%	1,027	5%	648	5%
Interest expense secured	324	4%	147	3%	718	3%	409	3%
Amortization offering costs	44	–%	70	2%	165	1%	204	1%
Interest expense	748	9%	463	10%	1,910	9%	1,261	9%
Net interest income (spread)	925	12%	446	9%	2,293	11%	1,395	10%

Weighted average outstanding loan asset balance	$31,742		$18,893		$27,161		$17,966

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). For the nine months ended September 30, 2017 as compared to the period in 2016, the increase in this calculation is due to an increase in default interest we charged and collected on certain of our loans. The impacted loans were either terminated as of September 30, 2017, or no longer in default. $104 of the associated interest income of these defaulted loans which was not recognized in the second quarter of 2017 was recognized in the third quarter of 2017. We anticipate the difference between interest income and interest expense to be between 3% and 4% during the remainder of 2017. This number is greater than the 2% margin mentioned above because some of the funds we lend are from our equity, so there is no interest cost associated with those funds, and some loans pay higher interest rates due to their age, even though they are not in default.

● Fee income. Fee income is displayed in the table above. The two loans originated in December 2011 had a net origination fee of $924. This fee was recognized over the life of the loans, and was fully recognized as of August 2016. Our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. When loans terminate quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. For the nine month period ended September 30, 2017, our fee income decreased as a percentage of our loan balance by 1% because of the completion of the recognition of our development loan fees in 2016; this decrease was offset by an increase of 1% from construction loans which generally have higher rates than development loans. We currently anticipate that fee income will continue at the same 6% rate for the remainder of 2017.

● Amount of nonperforming assets. Generally we can have three types of nonperforming assets that negatively affect interest spread: loans not paying interest, foreclosed assets, and cash. We had no nonperforming loans in the first three months of both 2017 and 2016,and two nonperforming loans in the second quarter of 2017, which terminated in the third quarter. Foreclosed assets do not have a monthly interest return. The difference between our average foreclosed asset balance in 2017 as compared to 2016 did not have a major impact on our performance in the first two quarters of 2017, but did have a positive impact in the third quarter of 2017. The amount of nonperforming assets is expected to rise over the next twelve months, both due to work expected on the two lots we currently own and due to idle cash increases which are anticipated due to large borrowing inflows.

Non-Interest Income

We sold a foreclosed asset in 2017 and recognized a gain of $77. In 2016, we foreclosed on a loan, which resulted in a gain of $44 being booked in the second quarter of 2016.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative expenses
Legal and accounting	$39	$27	$164	$139
Salaries and related expenses	393	207	976	593
Board related expenses	27	29	82	84
Advertising	17	6	42	31
Rent and utilities	8	5	22	15
Loan and foreclosed asset expenses	4	–	30	17
Travel	13	7	45	26
Other	36	15	86	47
Total SG&A	$537	$297	$1,447	$952

We had roughly twice as many employees during the three and nine month periods ended September 30, 2017 as 2016, which increased our payroll and travel costs. We anticipate adding more staff in 2017. We will also have expenses related to operating from our new office in the fourth quarter of 2017. We added a loan document software package in the second half of 2016, and the amortization of that system is in Other SG&A. Loan expenses, mostly post-closing title searches designed to ensure our mortgage is in first position, have increased with the increased volume of loans.

Impairment Loss on Foreclosed Assets

During 2017, we have owned five different foreclosed assets. Two are lots that we plan to build houses on to maximize our return, one was a lot which we sold and for which we recorded a gain, and two were partially built homes which we needed to complete. The two which were partially built have resulted in the impairment recorded in 2017. We do not anticipate more losses on those homes in the future, but depending on the final selling price of those homes, more loss may need to be recorded.

Consolidated Financial Position

The following is a roll forward of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2017	December 31, 2016	September 30, 2016

Deferred financing costs, beginning balance	$1,014	$935	$935
Additions	65	79	53
Deferred financing costs, ending balance	$1,079	$1,014	$988
Less accumulated amortization	(768)	(603)	(540)
Deferred financing costs, net	$311	$411	$448

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2017	December 31, 2016	September 30, 2016

Accumulated amortization, beginning balance	$603	$336	$336
Additions	165	267	204
Accumulated amortization, ending balance	$768	$603	$540

We anticipate some additions in the fourth quarter of 2017 in actual payments, and continued recognition, both at similar levels to earlier periods this year.

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity, and due to new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2017.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		5	$2,563	$1,707	$1,058	67%		5%
Connecticut	1		1	715	500	500	70%		5%
Delaware	1		1	244	171	133	70%		5%
Florida	12		46	22,740	14,435	9,320	63%		5%
Georgia	7		17	10,020	6,124	3,192	61%		5%
Indiana	2		2	995	597	401	60%		5%
Michigan	4		23	6,238	3,860	2,163	62%		5%
New Jersey	3		8	2,288	1,567	1,064	68%		5%
New York	1		4	1,460	703	703	48%		5%
North Carolina	3		6	1,650	1,155	364	70%		5%
Ohio	2		2	2,116	1,341	1010	63%		5%
Pennsylvania	2		17	14,637	7,747	5,967	53%		5%
South Carolina	5		9	3,016	1,993	1,191	66%		5%
Tennessee	1		3	1,080	767	752	71%		5%
Utah	1		3	1,208	846	535	70%		5%
Virginia	1		1	335	235	51	70%		5%
Total	48	(4)	148	$71,305	$43,748	$28,404	61	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder borrows in multiple states.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2017 and December 31, 2016. These loans are referred to as the Pennsylvania Loans.

Year	State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2017	Pennsylvania	1	3	$5,339	$4,600	(3)	$3,454	65%	$1,000
2016	Pennsylvania	1	3	6,586	5,931	(3)	4,082	62%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third party mortgage balances. Part of this collateral is $1,220 in 2017 and $1,150 in 2016 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $4,600 commitment amount.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Loans receivable, gross	$31,858	$21,569
Less: Deferred loan fees	(738)	(618)
Less: Deposits	(1,487)	(861)
Plus: Deferred origination expense	81	55
Less: Allowance for loan losses	(88)	(54)

Loans receivable, net	$29,626	$20,091

Roll forward of commercial loans:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016

Beginning balance	$20,091	$14,060	$14,060
Additions	24,099	23,184	15,264
Payoffs/sales	(13,810)	(15,168)	(9,739)
Moved to foreclosed assets	–	(1,639)	(1,639)
Change in deferred origination expense	26	55	30
Change in builder deposit	(626)	(340)	(184)
Change in loan loss provision	(34)	(16)	(10)
New loan fees	(1,494)	(1,270)	(792)
Earned loan fees	1,374	1,225	925
Ending balance	$29,626	$20,091	$17,915

Finance Receivables – By risk rating:

	September 30, 2017	December 31, 2016

Pass	$26,931	$18,275
Special mention	4,927	3,294
Classified – accruing	–	–
Classified – nonaccrual	–	–
Total	$31,858	$21,569

Below is an aging schedule of gross loans receivable as of September 30, 2017, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	151	$31,858	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	151	$31,858	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	151	$31,858	100%

Below is an aging schedule of gross loans receivable as of September 30, 2017, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	151	$31,858	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	151	$31,858	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	151	$31,858	100%

Below is an aging schedule of gross loans receivable as of December 31, 2016, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$21,569	100%

Below is an aging schedule of gross loans receivable as of December 31, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	72	$21,569	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016

Beginning balance	$2,798	$965	$965
Additions from loans	–	1,813	1,813
Additions for construction/development	296	566	459
Sale proceeds	(1,890)	(463)	–
Gain on sale	77	28	–
Impairment loss on foreclosed assets	(202)	(111)	–
Ending balance	$1,079	$2,798	$3,237

Property, Plant and Equipment and Long Lived Assets

In the first quarter of 2017, we purchased, for $625, a partially completed building. It is our intent to complete the building for operating purposes. As such, we invested $142 in related improvements to the building for the nine months ended September 30, 2017. No depreciation has been recorded, as the building has not been placed in service. We anticipate another $275 in costs associated with this project in the fourth quarter of 2017.

We are developing operations software and invested $41 in this project for the nine months ended September 30, 2017. We purchased loan document software in 2016 for $71. Total depreciation of that software has been $25, of which $19 has been recognized in 2017.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016

Beginning balance	$812	$498	$498
+ Preferred equity dividends	86	104	77
+ Additions from Pennsylvania Loans	345	926	551
+ Additions from other loans	962	430	302
- Interest and fees	(1,229)	(1,109)	(789)
- Repaid to borrower or used to reduce principal	(125)	(37)	–
Ending balance	$851	$812	$639

Notes Payable Unsecured

During the third quarter of 2017, we renewed our $500 note with 7Kings, which is now due in February 2018.

Secured Borrowings – Purchase and Sale Agreements

In July, 2017, we entered into the Sixth Amendment (the “Sixth Amendment”) to our Loan Purchase and Sale Agreement (the “Agreement”) with S.K. Funding, LLC (the “S.K. Funding”). The Agreement was originally entered into between the Company and Seven Kings Holdings, Inc. (“7Kings”). However, on or about May 7, 2015, 7Kings assigned its right and interest in the Agreement to S.K. Funding.

The purpose of the Sixth Amendment was to allow S.K. Funding to purchase portions of the Pennsylvania Loans for a purchase price of $3,000 under parameters different from those specified in the Agreement. The Pennsylvania Loans purchased pursuant to the Sixth Amendment consist of a portion of the Hoskins Group’s loans. We will continue to service the Loans.

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

Secured Borrowings – Line of Credit

Also in July 2017, we entered into a line of credit agreement with a group of lenders (“Shuman”). The line is secured with assignments of certain notes and mortgages, and carries a total cost of funds to us of 10%. The maximum amount we can draw on the line is $1,325, which was fully borrowed as of September 30, 2017. It is due in July 2018.

During the remainder of 2017 and all of 2018, we intend to increase our secured borrowings to fund additional growth in loan balances.

Secured Borrowings – Summary

The secured borrowings are detailed below:

	September 30, 2017		December 31, 2016
	Book Value of	Due From	Book Value of	Due From
	Loans which	Shepherd’s	Loans which	Shepherd’s
	Served as	Finance to Loan	Served as	Finance to Loan
	Collateral	Purchaser or Lender	Collateral	Purchaser or Lender
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	$9,482	$4,830	$5,779	$2,517
S.K. Funding, LLC	11,169	6,013	7,770	4,805
Shuman	2,147	1,325	–	–

Total	$22,798	$12,168	$13,549	$7,322

		Typical Current Advance Rate	Does Buyer Portion
	Year Initiated	On New Loans	Have Priority?	Rate
Loan purchaser
1st Financial Bank, USA/Builder Finance, Inc.	2014	70%	Yes	The rate our customer pays us
S.K. Funding, LLC	2015	55%	Varies	9-9.5%
Shuman	2017	67%	Yes	10%

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between 1) redeemable preferred equity plus members’ capital and 2) total assets. The ratio of redeemable preferred equity plus members’ capital to assets was 14% as of both September 30, 2017 and December 31, 2016. We anticipate this ratio dropping until more preferred equity is added. We are currently exploring potential increases in preferred equity.

In March 2017, S.K. Funding sold its 4% interest in our common equity in equal 1% portions to each of our three independent managers and our Executive Vice President of Operations. In March and April of 2017, we received an aggregate of $1,004 of new investment in our redeemable preferred equity from one of our independent managers and the wife of another of our independent managers.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$12,168	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	–	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering, gross	5	14,139	11,221
Other unsecured debt (subordinated)	5	713	700
Other unsecured debt (junior subordinated)	6	173	173
Total		$27,472	$19,695

Liquidity and Capital Resources

The Company’s anticipated primary sources of liquidity going forward, and the amounts received from such sources as of the nine months ended September 30, 2017 and 2016, are:

Source of Liquidity	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Comment and Future Outlook
Purchase and sale agreements and secured borrowings	$11,760	$6,544	We increased our purchase and sale agreements by $3,000 in relation to our development loans and added a line of credit for $1,325 in the third quarter of 2017. We are working to obtain additional secured funding.
Unsecured borrowings (including Notes issued through our public offering)	9,412	3,629	We initiated a $500 line of credit in January 2017, which we used during 2017 but which had a $0 balance as of September 30, 2017. We also have increased the balance of our unsecured Notes. We plan to continue to increase our unsecured borrowings as needed.
Principal payments	13,810	9,739	Our loan volume increased in the third quarter of 2017 resulting in an increase in principal payments. Repayments were particularly high in the third quarter of 2017 as our volume has increased. Our concentrations in large borrowers adds risk to this source of liquidity. We anticipate continued growth in payoffs as our volume increases.
Interest income	4,203	2,656	We anticipate interest income increasing as our loan balances grow. Our concentrations in large borrowers adds risk to this source of liquidity.
Funds from the sale of foreclosed assets	1,890	–	We anticipate selling more foreclosed assets in the future.
Unsecured bank line of credit	–	–	We have $500 available as of September 30, 2017.

The Company’s anticipated primary uses of liquidity going forward, and the amounts expended on such uses as of the nine months ended September 30, 2017 and 2016, are:

Use of Liquidity	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Comment and Future Outlook
Purchase and sale agreements and secured borrowings	$6,914	$4,405	These will continue to grow as loan payoffs continue to rise.
Unsecured borrowings	6,481	1,336	Consists mostly of borrowings from our Notes program. The increase in 2017 is due to both the increase in the balance of notes, and the maturing of this portfolio of debt.
Loan funding	23,473	14,830	We have unfunded loan commitments of $16,489 as of September 30, 2017.
Interest expense	1,910	1,261	We anticipate interest expense increasing as we grow.
Distributions	189	335	Distributions are based on income

To help manage our liquidity, we:

●	do not offer demand deposits (for instance, a checking account). We manage the duration of our Notes through the interest rates we offer at any time;

●	fund loan requests with varying sources of capital, not just our Notes offering; and

●	match our interest rate to our borrower to our cost of funds.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with Investor’s Mark Acquisitions, LLC (“IMA”) pursuant to which we sell IMA 0.1 of a Series B cumulative preferred unit (“Series B Preferred Units”) upon the closing of a lot in the Tuscany subdivision or any subdivisions thereof or in the Hamlets of Springdale subdivision phases 3, 4, and 5. We issued 0.1 of a Series B Preferred Unit to IMA on August 1, 2017 for $10,000, and 0.1 of a Series B Preferred Unit to IMA on August 21, 2017 for $10,000. We also issued 0.2 of a Series B Preferred Unit to IMA on September 8, 2017 for $20,000, and 0.2 of a Series B Preferred Unit to IMA on September 29, 2017 for $20,000. The proceeds received from the sales of the partial Series B Preferred Units in those transactions were used for the funding of construction loans.

The transactions in Series B Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that it is an “accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series B Preferred Units.

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, on July 31, 2017, we issued approximately 0.0455526 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,555.26, and approximately 0.0578155 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $5,781.55. On August 31, 2017, we issued approximately 0.0460081 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,600.81, and approximately 0.0583936 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $5,839.36. On September 30, 2017, we issued approximately 0.0464682 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,646.82, and approximately 0.0589776 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $5,897.76. The proceeds received from the sales of the partial Series C Preferred Units in those transactions were used for the funding of construction loans.

The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that it is an “accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of September 30, 2017, we had issued $14,538,000 in Notes pursuant to that public offering. From September 29, 2015 through September 30, 2017, we incurred expenses of $170,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2017 were $14,368,000, 100% of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2017, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit

3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated December 31, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

3.5	Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated March 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 30, 2015, Commission File No. 333-181360

3.6	Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of December 28, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

3.7	Amendment No. 4 to the Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC, dated as of March 16, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on March 21, 2017, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 2, 2017	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
Chief Executive Officer and Manager

37