Form 10-K
period 2017-12-31
Shepherd's Finance, LLC
filed 2018-03-23
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________ to ________

Commission File Number 333-203707

SHEPHERD’S FINANCE, LLC

(Exact name of registrant as specified on its charter)

Delaware	36-4608739
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

13241 Bartram Park Blvd., Suite 2401, Jacksonville, Florida 32258

(Address of principal executive offices)

(302)-752-2688

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

PART I

ITEM 1. BUSINESS

Purpose and History

Our business is focused on commercial lending to participants in the residential construction and development industry. We believe this market is underserved because of the lack of traditional lenders currently fully participating in the market. We were originally formed as a Pennsylvania limited liability company on May 10, 2007. To meet our business objectives, we changed our name to Shepherd’s Finance, LLC on December 2, 2011. We converted to a Delaware limited liability company on March 29, 2012. We are located in Jacksonville, Florida. As used in this report, “we,” “us,” “our,” and “Company” refer to Shepherd’s Finance, LLC.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), and purchase defaulted secured debt from financial institutions at a discount.

Experience and Resources

Our Chief Executive Officer (“CEO”), Mr. Wallach, has been in the housing industry since 1985. He was the Chief Financial Officer of a multi-billion-dollar supplier of building materials to home builders for 11 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2,000,000,000 in loans which generated interest spread of $50,000,000, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300,000,000 at its peak. He also gained experience in securing defaulted unsecured debt.

In addition to our Executive Vice President of Operations has 12 years of experience in this type of lending. Our CEO and Executive Vice President of Operations have a combined 36 years of experience in this type of lending. Our Chief Financial Officer (“CFO”), who started with us in November 2017 as our Controller and was promoted to CFO in January 2018, has eleven years of public accounting experience.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is not back to historical norms as of December 31, 2017), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the deals actually done). We believe that these lenders, while increasing their willingness and capacity to lend, will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing. In 2017, while more small banks returned to the construction lending market, the demand for our loan products has increased. We attribute this to our sales staff, an increase in the number of small home builders in the market, and an improving housing market.

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated. As of January 1, 2018, we have retained 14 [full-time] employees (four of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders working in the field.

Our efforts are designed to create a loan portfolio that includes some or all of the following investment characteristics: (i) provides current income; (ii) is well-secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads.

Our investment policies may be amended or changed at any time by our board of managers. In the years ahead, we plan on continuing our expansion of lending, increasing our geographic diversity, growing our rehab lending program, and improving our financial performance. We will be adding systems and people to accomplish these goals.

As we continue to grow our business, we are focusing some of our efforts on our rehab program, which we believe in the long run will face less bank competition.

Risk and Mitigation

We believe that while creating speculative construction loans is a high-risk venture, the reduction in competition, the differences in our lending versus typical small bank lending, and our loss mitigation techniques will all help this to continue to be a profitable business.

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows from our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and yield.

We believe the following table contains items that differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws, but are not regulated and controlled by bank examiners from the government. We follow best practices we have learned through our experience, some of which are required of banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds is typically higher than that of most banks. We charge our borrowers higher interest rates than do most banks. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offer through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e. funding borrowing requests or maturities of debt).

Community Reinvestment Act (CRA)[1]	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including redeemable preferred equity) to loan assets.	Our equity to loan asset ratio was 16.2% as of December 31, 2017. The higher the ratio, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans to builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 16 states as of December 31, 2017.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include, using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, maintaining certain files and documents similar to those that a bank might maintain.

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

1 The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

Commercial Construction Loans to Homebuilders

We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. Our customers generally benefit from doing business with us not just because they are able to sell additional homes (which we finance), but because, as they build additional homes, they are able to increase sales of homes that are built as contracted homes, where the eventual home owner obtains the loan. Builders generally have more success selling homes when a model or spec home is available for customers to see. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we lend money to purchase and rehabilitate older existing homes. Most of the loans are for “spec homes” or “spec lots,” meaning they are built or developed speculatively (with no specific end-user home owner in mind).

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales he will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, about 81% of our construction loans to date have been spec homes and 19% have been contracts.

In a typical rehab transaction, we fund all or a portion of the purchase price, and then all of the cost to complete the project. In some circumstances, we are unable to see the inside of the home prior to closing, so we assume that anything from drywall to completion needs to be redone, as well as what we can see from the outside. Because we are flexible in our need to see the inside of the home, and we only use experienced builders as customers for this type of lending, we believe that we are different than banks.

We fund the loans that we originate using available cash resources that are generated primarily from borrowings, our purchase and sale agreements, proceeds from the Notes (“Notes”) offered pursuant to our public offering (“Notes Program”), equity, and net operating cash flow. We intend to continue funding loans we originate using the same sources.

There is a seasonal aspect to home construction, and this affects our monthly cash flow. In general, since the home construction loans we create will last less than a year on average, and since we are geographically diverse, the seasonality impact is somewhat mitigated.

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes;

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders
Loan Type	Commercial
Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots
Security	Homes, Lots, and/or Land
Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.
Loan-to-Value Averages	60-75%
Loan Amounts	Average home construction loan $300,000, development loans vary greatly
Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 2%, minimum rate of 7%
Origination Fee	5% for home construction loans, development loans on a case by case basis
Title Insurance	Only on high risk loans and rehabs
Hazard Insurance	Always
General Liability Insurance	Always
Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.
Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the borrower

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our CEO and board of managers.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017:

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers		Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,224	$2,196	$925	68%		5%
Delaware	1		1	244	171	147	70%		5%
Florida	15		54	25,368	16,555	10,673	65%		5%
Georgia	7		13	8,932	5,415	3,535	61%		5%
Indiana	2		2	895	566	356	63%		5%
Michigan	4		25	7,570	4,717	2,611	62%		5%
New Jersey	2		11	3,635	2,471	1,227	68%		5%
New York	1		5	1,756	929	863	53%		5%
North Carolina	3		6	1,650	1,155	567	70%		5%
Ohio	1		1	711	498	316	70%		5%
Oregon	1		1	607	425	76	70%		5%
Pennsylvania	2		20	15,023	7,649	5,834	51%		5%
South Carolina	7		18	4,501	3,058	1,445	68%		5%
Tennessee	1		2	690	494	494	72%		5%
Utah	1		2	790	553	344	70%		5%
Virginia	1		1	335	235	150	70%		5%
Total	52	(4)	168	$75,931	$47,087	$29,563	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	We have one builder in two states.

2018 Outlook

In 2018, we anticipate using proceeds from the Notes Program, the purchase and sale agreements, and other sources to generate additional loans (mostly spec home construction loans), increase loan balances, and increase our customer and geographic diversity.

Commercial Loans – Real Estate Development Loan Portfolio Summary

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2017 which we refer to throughout this report as the (“Pennsylvania Loans”):

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(3)	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee	Interest Rate
Pennsylvania	1	3	$4,997	$4,600	$2,811	56%	$1,000	COF plus 7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,240 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $4,600 commitment amount.

Credit Quality Information

See the notes to our financial statements for credit quality information.

Competition

Historically, our industry has been highly competitive. We compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs, and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well-established operating histories and may have greater access to capital, resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to modify underwriting standards and, as a result, our origination volume and profit margins could be adversely affected.

We believe that this is a good time to extend commercial loans to builders in the residential real estate market because, currently, this market appears underserved, home values are average, and  many of our competitors have sustained losses due to declines in home values in the second half of the previous decade and, therefore, are reluctant to lend in this space at this time. We expect our loans to be different than other lenders in the markets in which we are active. Typically, the differences are:

●	our loans may have a higher fee;

●	our loans typically require a small deposit which is refundable, versus a large upfront payment for the lot which is not refundable; and

●	some of our loans may have lower costs as a result of not requiring title insurance.

Regulatory Matters

Financial Regulation

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks, and thrift institutions. We are not subject to periodic compliance examinations by federal or state banking regulators. Further, our Notes are not certificates of deposit or similar obligations or guaranteed by any depository institution and are not insured by the FDIC or any governmental or private insurance fund, or any other entity.

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

Risks Related to our Business

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest and principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, overall economy, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. The tightening credit markets have made it more difficult for potential homeowners to obtain financing to purchase homes. If housing prices decline or sales in the housing market decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

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

We have $30,043,000 of loan assets as of December 31, 2017. A 35% reduction in total collateral value would reduce our earnings and net worth by $1,145,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2017, we had $30,043,000 of loan assets on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $1,145,000 loss. Accordingly, our business is subject to risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $2,811,000 of development loan assets as of December 31, 2017, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

Development loans are riskier than construction loans for two reasons: the duration of the loan and the nature of the collateral. The duration (being three to five years as compared to less than one year on construction loans) allows for a greater period of time over which the collateral value could decrease. Also, the collateral value of development loans is more likely to change in greater percentages than that of built homes. For example, during a 70% reduction in housing starts, newly completed homes still have value, but lots may be worthless. This added risk to this portion of our portfolio adds risk to our investors as our net worth would be significantly impacted by losses.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, who is concentrated in the Pittsburgh, Pennsylvania market, for a material portion of our revenues and a portion of our capital.

As of December 31, 2017, 22% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties referred to herein as the “Hoskins Group”). The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market. The Hoskins Group also has a preferred equity interest in us. Therefore, currently, we are reliant upon a single developer and homebuilder who is concentrated in a single city, for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder or in the Pittsburgh housing market generally will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes.

We have foreclosed assets as of December 31, 2017, which unlike our loans, are generally recorded on our balance sheet at the value of the collateral.

A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral would result in a $363,000 loss. While we are not carrying large balances of foreclosed assets, our business is subject to increased risk of not being able to repay timely our Note holders’ investments if such a reduction were to occur.

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

Since 2007, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This, in turn, resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. In general, fewer loan products, tighter loan qualifications, and a reduced willingness of lenders to make loans make it more difficult for many buyers to finance the purchase of homes. These factors serve to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers.

Mortgage rates may rise significantly in over the next several years. The benefit of recent trends loosening credit to potential end users of homes may be outweighed by the rise of interest rates for those borrowers, which might lower demand for new homes.

A reduction in the demand for new homes may reduce the amount and price of the residential home lots sold by the developers and homebuilders to which we loan money and/or increase the amount of time such developers and homebuilders must hold the home lots in inventory. These factors increase the likelihood of defaults on our loans, which would adversely affect our business and consolidated financial results.

Most of our assets are commercial construction loans to homebuilders and/or developers which are a higher than average credit risk, and therefore could expose us to higher rates of loan defaults, which could impact our ability to repay amounts owed to Note holders.

Our primary business is extending commercial construction loans to homebuilders, along with some loans for land development. These loans are considered higher risk because the ability to repay depends on the homebuilder’s ability to sell a newly built home. These homes typically are not sold by the homebuilder prior to commencement of construction. Therefore, we may have a higher risk of loan default among our customers than other commercial lending companies. If we suffer increased loan defaults, in any given period, our operations could be materially adversely affected, and we may have difficulty making our principal and interest payments on the Notes.

If we lose or are unable to hire or retain competent personnel, we may be delayed or unable to implement our business plan, which would adversely affect our ability to repay the Notes.

We do not have an employment agreement with any of our employees and cannot guarantee that they will remain affiliated with us. We do not have key man insurance on any key employees as well. If any of our key employees were to cease their affiliation with us, our consolidated operating results would suffer. We believe that our future success depends, in part, upon our ability to hire and retain additional personnel. We cannot assure Note holders that we will be successful in attracting and retaining such personnel, which could hinder our ability to implement our business plan.

Employee misconducts could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage-or be accused of engaging-in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

We are susceptible to customer fraud, which could cause us to suffer losses on our loan portfolio.

Because most of our customers do not publicly report their financial condition, we are susceptible to a customer’s fraud, which could cause us to suffer losses on our loan portfolio. The failure of a customer to accurately report its financial position, compliance with loan covenants, or eligibility for additional borrowings could result in our providing loans that do not meet our underwriting criteria, defaults in loan payments, and the loss of some or all of the principal of a particular loan or loans.

We have entered into purchase and sale agreements with third parties to sell them portions of some of our loans. This will increase our leverage. While the agreements are intended to increase our profitability, large loan losses and/or idle cash, could actually reduce our profitability, which could impair our ability to pay principal and/or interest on the Notes.

The purchase and sale agreements we entered into have allowed us to increase our loan assets and debt. If loans that we create have significant losses, the benefit of larger balances can be outweighed by the additional loan losses. Also, while these transactions are booked as secured financing, they are not lines of credit. Accordingly, we will have increased our loan balances without increasing our lines of credit, which can cause a decrease in liquidity. One solution to this liquidity problem is having idle cash for liquidity, which then could reduce our profitability. If either of these problems is persistent and/or significant, our ability to pay interest and principal on our Notes may be impaired.

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

We may experience increased competition for business from other companies and financial institutions that are willing to extend the same types of loans that we extend at lower interest rates and/or fees. These competitors also may have substantially greater resources, lower cost of funds, and a better-established market presence. If these companies increase their marketing efforts to our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates, interest income, or fees could have an adverse impact on our profitability and our ability to repay the Notes.

Our real estate loans are illiquid, which could restrict our ability to respond rapidly to changes in economic conditions.

The real estate loans we currently hold and intend to extend are illiquid. As a result, our ability to sell under-performing loan in our portfolio or respond to changes in economic, financial, investment, and other conditions may be very limited. We cannot predict whether we will be able to sell any real estate loan for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a loan. The relative illiquidity of our loan assets may impair our ability to generate sufficient cash to make required interest and principal payments on the Notes.

We need to improve our systems and procedures as we grow. Failure to do so would adversely affect our ability to repay the Notes.

Initially all of our computer systems used excel spread sheets and other methods a small company would use. Over time, we added a loan document system which many banks use to produce closing documents for loans. We are replacing our excel spread sheet system for investors in 2018 with a proprietary system that we have been developing. We also plan on replacing our loan asset tracking system in 2018 or 2019 with another proprietary system. If either of these systems fail, or we do not replace our loan asset tracking system soon, we may be unable to function properly as a business.

If we do not meet the requirements to maintain effective internal controls over financial reporting, our ability to raise new capital will be harmed.

If we do not maintain effective internal controls over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, then it could result in delaying future SEC filings or future offerings. If future SEC filings or future offerings are delayed, it could have an extreme negative impact on our cash flow causing us to default on our obligations.

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

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks, and thrift institutions, and are not subject to periodic compliance examinations by federal or state banking regulators. For example, we are not well diversified in our product risk, and we cannot benefit from government programs designed to protect regulated financial institutions. Therefore, an investment in our Notes does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. The return on any Notes purchased by a Note holder is completely dependent upon our successful operations of our business. To the extent that we do not successfully operate our business, our ability to pay interest and principal on the Notes will be impaired.

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

Risks Related to Conflicts of Interest

Our CEO (who is also on our board of managers) will face conflicts of interest as a result of the secured affiliated loans made to us, which could result in actions that are not in the best interests of our Note holders.

As of December 31, 2017, we had borrowed $0 from the 2007 Daniel M. Wallach Legacy Trust, with availability on that line of credit of $250,000, and $0 from Daniel M. Wallach, our CEO (who is also on our Board of managers), and his wife, Joyce Wallach, with availability on that line of credit of $1,250,000. These affiliate loans are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these affiliate loans. Pursuant to each promissory note, the affiliates have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the promissory notes and pledge agreement. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

Our CEO will face conflicts of interest as a result of his equity ownership in the Company, which could result in actions that are not in Note holders’ best interests.

As of December 31, 2017, our CEO beneficially owned 96% of the common equity of the Company. As of January 1, 2018, our CEO beneficially owns 92% of the common equity of the Company. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

We have two lines of credit from affiliates which allow us to incur a significant amount of secured debt. These lines are collateralized by a lien against all of our assets. Our purchase and sale agreements function as secured debt as well. We expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2017, we had $0 of secured debt outstanding on our senior debt lines of credit to affiliates of $1,500,000, with availability of $1,500,000 and the capacity to sell portions of many loans under the terms of our purchase and sale agreements. The lines of credit are from affiliates. The affiliate loans are collateralized by a lien against all of our assets. The purchase and sale agreements and other secured debt are with third-parties and are collateralized by loans. We have a senior subordinated note for $279,000 and a line of credit from a bank with a maximum outstanding balance of $500,000 which is senior unsecured. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

Risks Related to Liquidity

We depend on the availability of significant sources of credit to meet our liquidity needs and our failure to maintain these sources of credit could materially and adversely affect our liquidity in the future.

We plan to maintain our purchase and sale agreements and our lines of credit so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. Certain features of the purchase and sale agreements with third parties have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates; however, we do plan to replace our line of credit from affiliates with a line of credit from a financial institution. If we fail to maintain liquidity through our purchase and sale agreements and lines of credit, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason we fail to obtain or renew a line of credit; or we default on our line of credit, our ability to meet our obligations, including our Note obligations, could be materially adversely affected, and we may not have enough cash to pay back Note holders’ investments. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line), even though we have liquidity from the Notes, will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

We have unfunded commitments to builders as of December 31, 2017. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our purchase and sale agreements, the rest would have to come from our Notes program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2017, we have $19,312,000 of unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us then we would need to fund that amount. Lines of credit, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note holders.

We have two secured lines of credit, one of which expires in 2018 and the other in 2019. Failure of those lines to renew could strain our ability to pay other obligations.

Our $1,325,000 line of credit due in July 2018 is funded by a group of companies, the majority of which were owned by an individual who died after the line was created. We do not know whether this line will be renewed. Our $4,000,000 secured line is due in January 2019. It is too early to tell what the renewal risk is for this line. If we are unable to renegotiate or extend our lines of credit, then we may default. Therefore, we could default on repayment obligations to some of our debt holders, which could include our Note holders.

If the proceeds from the issuance of the Notes exceed the cash flow needed to fund the desirable business opportunities that are identified, we may not be able to invest all of the funds in a manner that generates sufficient income to pay the interest and principal on the Notes.

Our ability to pay interest on our debt, including the Notes, pay our expenses, and cover loan losses is dependent upon interest and fee income we receive from loans extended to our customers. If we are not able to lend to a sufficient number of customers at high enough interest rates, we may not have enough interest and fee income to meet our obligations, which could impair our ability to pay interest and principal on the Notes. If money brought in from new Notes and from repayments of loans from our customers exceeds our short-term obligations such as expenses, Notes interest and redemptions, and line of credit principal and interest, then it is likely to be held as cash, which will have a lower return than the interest rate we are paying on the Notes. This will lower earnings and may cause losses which could impair our ability to repay the principal and interest on the Notes.

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

Payment on the Notes is subordinate to the payment of our outstanding present and future senior debt, if any. Since there is no limit to the amount of senior debt we may incur, our present and future senior debt may make it difficult to repay the Notes.

As of December 31, 2017, we had $0 of senior debt outstanding on our senior debt lines of credit of $1,500,000, with availability of $1,500,000. Our purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those purchase and sale agreements was $11,644,000 on December 31, 2017, and is expected to grow in the future. We also have senior subordinated notes which are senior to the Notes of $279,000 as of December 31, 2017. In January 2017, we entered into a line of credit agreement which is senior unsecured, with a maximum outstanding balance of $500,000. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $1,500,000 with no borrowings as of December 31, 2017, our affiliates are not obligated to fund our borrowing requests. Our secured line of credit with an outside party is only $500,000 (which was undrawn on December 31, 2017.) For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

Some of the collateral securing the Pennsylvania Loans is preferred equity in our Company, which has a book value of $1,240,000 as of December 31, 2017. If the borrower defaults on the loan and we are forced to use collateral to repay the loan, we will need to sell this preferred interest in us to a third-party. There is no liquid market for this instrument, so we then can give no assurance as to our ability to generate any amount of proceeds from that collateral.

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

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. Our company had 16% and 17% of our loan assets in equity as of December 31, 2017 and 2016, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

We expect to be substantially reliant upon the net offering proceeds we receive from the sale of our Notes to meet principal and interest obligations on previously issued Notes.

We intend to use the net offering proceeds from the Notes Program to, among other things, make payments on other borrowings, fund redemption obligations, make interest payments on the Notes, and to run our business to the extent that other sources of liquidity from our operations (e.g., repayment of loans we have previously extended to our customers) and our credit line are inadequate. However, these other sources of liquidity are subject to risks. Our operations alone may not produce a sufficient return on investment to repay interest and principal on our outstanding Notes. We may not be able to obtain or retain a line of credit. We may not be able to attract new investors, have sufficient loan repayments, or have sufficient borrowing capacity when we need additional funds to repay principal and interest or redeem our outstanding Notes. If any of these things occur, our liquidity and capital needs may be severely affected, and we may be forced to sell off our loan receivables and other operating assets, or we might be forced to cease our operations.

If we default in our Note payment obligations, the indenture agreement provides that the trustee could accelerate all payments due under the Notes, which would further negatively affect our consolidated financial position and cash flows.

Our obligations with respect to the Notes are governed by the terms of indenture agreement with U.S. Bank as trustee. Under the indenture, in addition to other possible events of default, if we fail to make a payment of principal or interest under any Note and this failure is not cured within 30 days, then we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding Notes could declare all principal and accrued interest immediately due and payable. If our total assets do not cover these payment obligations, then we would most likely be unable to make all payments under the Notes when due, and we might be forced to cease our operations.

There is no sinking fund to ensure repayment of the Notes at maturity, so Note holders are totally reliant upon our ability to generate adequate cash flows.

We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Notes upon maturity. Because funds are not set aside periodically for the repayment of the Notes over their respective terms, Note holders must rely on our consolidated cash flows from operating, investing and financing activities and other sources of financing for repayment, such as funds from the Notes Program, loan repayments, and other borrowings. To the extent cash flows from operations and other sources are not sufficient to repay the Notes, Note holders may lose all or part of their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2017, we operate an office in Jacksonville, Florida, which we own. We entered into a mortgage on our office building for $660,000 in January 2018 after construction was completed.

ITEM 3. LEGAL PROCEEDINGS

(a)	As of the date of this filing, we are not aware that we or our members are a party to any pending or threatened legal proceeding or proceeding by a governmental authority that would have a material adverse effect on our business.

(b)	None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(All dollar [$] amounts shown in thousands.)

(a)	Common Equity

As of December 31, 2017, we had 2,629 Class A common membership units (“Class A Common Units”) outstanding, held by our eight members. There is no established trading market for our Class A Common Units. As of December 31, 2017, 96% of our outstanding Class A Common Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

In March 2017, our Executive Vice President of Operations and each of our three independent board members acquired the remaining 4% of Class A Common Units outstanding. For the fiscal years ended December 31, 2017 and 2016, we declared and paid total distributions to the holders of our Class A Common Units of $373 and $436, respectively, which distributions were declared and paid on a quarterly basis.

In January 2018, our Executive Vice President of Operations and CFO acquired 1% and 2% of our Class A Common Units, respectively, by purchasing such Class A Common Units from Mr. and Mrs. Wallach. In addition, in March 2018, William Myrick, a former member of our board of managers, acquired 14.3% of our Class A Common Units by purchasing those Class A Common Units from Mr. and Mrs. Wallach for $1,000. Mr. Myrick resigned his position on the board of managers effective March 2018 and now serves as our Executive Vice President of Sales.

Preferred Equity

Series B Preferred Units

As of December 31, 2017, the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) owns a total of 12.4 Series B cumulative preferred units (“Series B Preferred Units”), which were issued for a total of $1,240. Of that total, 0.9 and 1.4 Series B Preferred Units were issued to the Hoskins Group during 2017 and 2016, respectively, pursuant to an agreement whereby the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. The Series B Preferred Units are redeemable by the Company at any time. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company.

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

Series C Preferred Units

Series C cumulative preferred units (“Series C Preferred Units”) were issued to Margaret Rauscher IRA LLC (Margaret Rauscher is the wife of one of our independent managers, Eric A. Rauscher) in March 2017 and to an IRA owned by William Myrick, a former independent manager, in April 2017. The Series C Preferred Units are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made quarterly. This rate may increase if our Notes Program interest rates rise above 12%. Dividends may be reinvested monthly into additional Series C Preferred Units.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during 2017:

Date	Recipient	Series C Preferred Units Issued	Distribution Proceeds
March 31, 2017	Margaret Rauscher IRA LLC	0.0212903	$2.12903
	William Myrick (IRA)	-	-

April 30, 2017	Margaret Rauscher IRA LLC	0.0442129	4.42129
	William Myrick (IRA)	0.0300670	3.00670

May 31, 2017	Margaret Rauscher IRA LLC	0.0446550	4.46550
	William Myrick (IRA)	0.0566763	5.66763

June 30, 2017	Margaret Rauscher IRA LLC	0.0451016	4.51016
	William Myrick (IRA)	0.0572431	5.72431

July 31, 2017	Margaret Rauscher IRA LLC	0.0455526	4.55526
	William Myrick (IRA)	0.0578155	5.78155

August 31, 2017	Margaret Rauscher IRA LLC	0.0460081	4.60081
	William Myrick (IRA)	0.0583936	5.83936

September 30, 2017	Margaret Rauscher IRA LLC	0.0464682	4.64682
	William Myrick (IRA)	0.0589776	5.89776

October 31, 2017	Margaret Rauscher IRA LLC	0.0469329	4.69329
	William Myrick (IRA)	0.0595674	5.95674

November 30, 2017	Margaret Rauscher IRA LLC	0.0474022	4.74022
	William Myrick (IRA)	0.0601630	6.01630

December 31, 2017	Margaret Rauscher IRA LLC	0.0478762	4.78762
	William Myrick (IRA)	0.0607647	6.07647

Total		0.9351681	$93.51682

The proceeds received from the sales of the Series C Preferred Units discussed above were used for the funding of construction loans. The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that it is an “accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

(b)	Notes Program

We registered up to $70,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of December 31, 2017, we had issued a gross amount of $14,614 in Notes pursuant to our public offering. From September 29, 2015 through December 31, 2017, we incurred expenses of $193 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2017 were $14,421, 100% of which was used to increase loan balances.

(c)	None.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2017 and 2016 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2015, 2014, and 2013 is derived from our audited consolidated financial statements not included in this document.

As of, and for, the years ended December 31,

	2017	2016	2015	2014	2013
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Net interest income
Interest income	$5,812	$3,640	$1,863	$1,138	$596
Interest expense	2,707	1,748	864	433	157
Provision for Loan losses	44	16	59	22	–
Net interest income after loan loss provision	3,061	1,876	940	683	439
Non-Interest Income
Gain from foreclosure of assets	77	72	105	–	–
Non-Interest Expense
Selling, general and administrative expenses	2,090	1,319	547	390	415
Impairment loss on foreclosed assets	266	111	–	–	–
Net income	$782	$518	$498	$293	$24

Balance Sheet Data
Cash and cash equivalents	$3,478	$1,566	$1,341	$558	$722
Accrued interest on loans	720	280	146	78	27
Property, plant and equipment	910	69		–	–
Other assets	168	82	14	13	14
Loans receivable, net	30,043	20,091	14,060	8,097	4,045
Foreclosed assets	1,036	2,798	965	–	–
Total assets	36,355	24,886	16,526	8,746	4,808
Customer interest escrow	935	812	498	318	255
Accounts payable, accrued interest payable and other accrued expenses	2,058	1,363	539	199	59
Notes payable unsecured, net of deferred financing costs	16,904	11,962	8,497	5,172	2,590
Notes payable secured	11,644	7,322	3,683	–	–
Notes payable related parties	–	–	–	–	–
Due to preferred equity member	31	28	25	–	–
Total liabilities	31,572	21,487	13,242	5,689	2,904
Redeemable preferred equity	1,097	–	–	–	–
Members’ capital	3,686	3,399	3,284	3,057	1,904
Members’ contributions	90	140	10	1,000	–
Members’ distributions	(585)	(543)	(281)	(140)	(22)

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

We had $30,043 and $20,091 in loan assets as of December 31, 2017 and 2016, respectively. As of December 31, 2017, and 2016, respectively, we had 168 and 69 construction loans in 16 and 15 states with 52 and 30 borrowers. As of December 31, 2017, and 2016 we had three development loans in Pittsburgh, Pennsylvania. We have various sources of funding, detailed below:

	December 31, 2017	December 31, 2016
Capital Source
Purchase and sale agreements and other secured borrowings	$11,644	$7,322
Secured line of credit from affiliates	–	–
Unsecured senior line of credit from a bank	–	–
Unsecured Notes through our Notes Program	14,121	11,221
Other unsecured debt	3,069	1,152
Preferred equity Series B units	1,240	1,150
Preferred equity Series C units	1,097	–
Common equity	2,446	2,249

Total	$33,617	$23,094

In 2017 and continuing into 2018, we worked on expanding our loan portfolio, while increasing capital and adding people and infrastructure to accommodate our expansion.

Economic and Industry Dynamics

We found a niche in the home construction financing industry, to become the lender of choice or secondary lender to residential homebuilders during the absence of sufficient lending at the homebuilder’s local financial institution or community bank. Our customers increase their sales and profits by borrowing from us and, in return we generate positive returns on secured loans we make to them.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans. Despite these efforts, if values in a particular area of the country drop by 60%, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan, and helping the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.
Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)	As of December 31, 2017, and 2016, 22% and 37%, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2017, our next two largest customers make up 7% and 5% of our loan commitments, with loans in Sarasota, Florida and Orlando, Florida, respectively. As of December 31, 2016, our next two largest customers made up 11% and 6% of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while continuing to focus on our residential homebuilder customers.
Not having funds available to us to service the commitments we have

The typical construction loan has about 60% of its loan amount outstanding on average. That means that on average, about 40% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2017, unfunded commitments totaled $19,312, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

●   raise interest rates on the Notes we offer to our investors to attract new Note investments;

●    sell more secured interest on our loans; or

●    draw down on our lines of credit from our affiliates.

Nonpayment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some nonpayment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.
Nonperforming assets	As of December 31, 2017, we had $3,478 in cash and $1,036 in foreclosed assets. These items do not have a return. However, we do have the ability to repay most of our debt without penalty, if we believe that is appropriate.

Opportunities

Although we can give no assurance as to our success, in the future, our management will focus its efforts on the following opportunities:

●	receiving money from the Notes and other sources of capital, sufficient to operate our business and allow for growth and diversification in our loan portfolio;

●	growing loan assets, staffing, and infrastructure to handle it. We hire office staff as loan volume grows, and hire the origination staff, which is field-based, as our liquidity allows for new loan originations. The goal for the field staff is to have a geographic coverage that eventually covers most of the continental U.S.;

●	obtaining lines of credit from financial institutions. We would like the maximum amount (the credit limit) to be 20% of our asset size, and our outstanding amounts to average 10% of our asset size. We added an unsecured line of credit in January 2017, but want more capacity in this area; and

●	retaining a portion of earnings to grow the equity of the Company.

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

● Amount of nonperforming assets. Since we are paying interest on all money we borrow, any asset created or funded with borrowed funds that does not have an interest return costs us money. There is an interest expense for us, with no interest income to offset it. Generally, there are two types of nonperforming assets. The first is nonperforming loans and related foreclosed assets held, which do not generate interest income unless actually received in cash. The second nonperforming asset type is money borrowed which is not invested in loans. To mitigate the negative spread on unused borrowed funds (idle cash), we can use our lines of credit to handle daily liquidity. We would like to maintain a secured line of credit with a credit limit of 20% of our loan assets, and generally carry a balance of 10% of our loan assets on that line. This way, as money comes in from Notes or loan payoffs, it can be used to pay down the line, and as money goes out for Note redemptions and new loans created, money can be drawn on the line. This will help reduce any negative spread on idle cash. In January 2017, we obtained an unsecured line of credit, with a maximum borrowing limit of $500, which is 2% of our loan assets as of December 31, 2017. We have additional lines of credit which are secured lines. Those lines are typically fully borrowed (with the exception of our lines of credit to affiliates), and have not yet been used to handle daily liquidity.

We calculate interest spread by taking the difference between interest income and expense, and, when we express it as a percentage, by dividing it by our weighted average outstanding loan balance.

Loan Losses

The second major factor in determining our profitability is loan losses. Losses on loans occur with nonperforming loans (i.e., when customers are unable to repay their interest and/or principal). Normally, the loss in this situation is the difference between the collateral value and the loan value, less any costs of disposal. Homes which were constructed in the mid 2000’s created significant losses because many homes were worth less when completed than the appraised value at the time the loan was created. Losses also occur in loans when homes are partly built at the point of default, or never built. Generally, a declining real estate market will be the primary driver for loan losses. We believe that while current values may fall in some real estate markets, in general, values are average and represent an average risk, and that over the last several years in general, values have been rising. Another type of loss relating to loans is the loss which occurs when the loan becomes a foreclosed asset. At the initial conversion from loan to foreclosed asset, there is a calculation of current value of the real estate vs. the loan amount. If this amount is a loss and has not been provided for previously through our allowance for loan losses, there will be a loss in our consolidated financial statements, typically in the loan loss provision. If there is a gain it will show up in non-interest income. If during the ownership of the asset there is a reason to further write the item down, this loss shows as a non-interest expense. If upon sale there is a gain or loss, those items show up as non-interest gains or losses. Even though these items don’t impact interest spread, they are important pieces of our consolidated financial statements.

SG&A Expenses

SG&A expenses include costs that are not interest and loan/foreclosed asset losses. In 2017, we increased SG&A as compared to 2016 mostly due to increases in the number of employees. We anticipate SG&A expenses increasing as our loan balance increases in 2018; however, this SG&A increase will be partially offset by a reduction in our CEO compensation.

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

Loan Losses

Future losses on current loans are estimated in our financial statements. This estimate is important because it is on our largest asset (loans receivable). It is impossible to know what these losses will be, as the condition of the market cannot be determined, and specific situations with each loan are unpredictable and change constantly. Loan losses, as applicable, are accounted for both on the consolidated balance sheets and the consolidated statements of operations. On the consolidated statements of operations, management estimates the amount of losses to capture during the current year. This current period amount incurred is referred to as the loan loss provision. The calculation of our allowance for loan losses, which appears on our consolidated balance sheets, requires us to compile relevant data for use in a systematic approach to assess and estimate the amount of probable losses inherent in our commercial lending operations and to reflect that estimated risk in our allowance calculations. We use the policy summarized as follows:

We establish a collective reserve for all loans which are not more than 60 days past due at the end of each quarter. This collective reserve includes both a quantitative and qualitative analysis. In addition to historical loss information, the analysis incorporates collateral value, decisions made by management and staff, percentage of aging spec loans, policies, procedures, and economic conditions. We analyze the following:

●	Loans to one borrower with less than 10% of our total committed balances; and
●	Loans to one borrower with greater than or equal to 10% of our total committed balances.

We individually analyze for impairment all loans which more than 60 days past are due at the end of each quarter. If required, the analysis includes a comparison of estimated collateral value to the principal amount of the loan.

For impaired loans, if the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history. For homes which are partially complete, we appraise on an as-is and completed basis and use the one that more closely aligns with our planned method of disposal for the property.

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

Currently, fair value of collateral has the potential to impact the calculation of the loan loss provision. Specifically, relevant to the allowance for loan loss reserve is the fair value of the underlying collateral supporting the outstanding loan balances. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various assumptions that could be used, determining the collateral’s fair value requires significant judgment.

December 31, 2017
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$1,145

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

**If the loans were nonperforming, assuming a book amount of the loans outstanding of $30,043, and the fair value of the real estate collateral on all outstanding loans was reduced by 35%, an addition to the loan loss provision of $1,145 would be required.

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

December 31, 2017
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$(363)

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to credit quality information, fair value measurements, offsetting assets and liabilities, related party transactions and revenue recognition require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under reexamination or have recently been addressed by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Note 2 of our consolidated financial statements, as they discuss accounting policies that we have selected from acceptable alternatives.

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2017 and 2016 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our income statement for the years ended December 31, 2017 and 2016:

	2017	2016

Net Interest Income
Interest and fee income on loans	$5,812	$3,640
Interest expense:
Interest related to secured borrowings	1,047	570
Interest related to unsecured borrowings	1,660	1,178
Interest expense	$2,707	$1,748

Net interest income	3,105	1,892

Less: Loan loss provision	44	16
Net interest income after loan loss provision	3,061	1,876

Non-Interest Income
Gain on foreclosure of assets	77	44
Gain on sale of foreclosed assets	–	28
Total non-interest income	77	72

Income	3,138	1,948

Non-Interest Expense
Selling, general and administrative	2,090	1,319
Impairment loss on foreclosed assets	266	111
Total non-interest expense	2,356	1,430

Net income	$782	$518

Earned distribution to preferred equity holder	212	107

Net income attributable to common equity holders	$570	$411

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2017 and 2016:

	2017		2016
Interest Income		*		*
Interest income on loans	$3,914	14%	$2,413	13%
Fee income on loans	1,898	7%	1,227	7%
Interest and fee income on loans	5,812	21%	3,640	20%
Interest expense – secured	1,047	4%	570	3%
Interest expense – unsecured	1,447	5%	911	5%
Amortization of offering costs	213	1%	267	2%
Interest expense	2,707	10%	1,748	10%
Net interest income (spread)	3,105	11%	1,892	10%

Weighted average outstanding loan asset balance	$27,269		$18,249

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). Our interest income on loans was higher in 2017 vs. 2016 by 1%. This increase was due to: 1) an increase in the rate we are charging on our development loans, and 2) an increase in the rate charged to builders beyond our standard rates (typically due to the age of the loan). While our average construction loan lasts for eight months, those that go beyond twelve months pay a higher rate of interest, even though they are paying interest on time. Our interest expense in 2017 was the same percentage cost as 2016 (10%).

The difference between the interest income and interest expense was 4% and 3% for 2017 and 2016, respectively. This was due to the interest income increasing, as discussed in the previous paragraph. We anticipate similar numbers in 2018 to the past two years, with some of the same reasons impacting the difference (the percentage of development loans compared to total loans, and the percentage of outstanding dollars on construction loans paying higher than standard rates).

● Fee income. The Pennsylvania Loans originated in December 2011 had a net origination fee of $924. This fee was recognized over the life of the loans, and was fully recognized as of August 2016. Our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. For both 2017 and 2016, fee income was 7% of the average outstanding balance on all loans. The decrease in fee income from the development loans in the later part of 2016 and all of 2017 was offset by a higher percentage of our loans being construction loans. In the future, we anticipate creating loans with fees ranging between 4% and 5% of the collateral loan amount, and we anticipate that our fee percentage in 2018 will be similar.

● Amount of nonperforming assets. Generally, we have three types of nonperforming assets that negatively affect interest spread: loans not paying interest, foreclosed assets, and cash. We had two nonperforming loans in the first half of 2017, which terminated in the second half of 2017. Our foreclosed asset balance decreased to $1,036 at December 31, 2017, compared to $2,798 at December 31, 2016. The amount of nonperforming assets is expected to rise over the next twelve months, both due to work expected on the two lots we currently own and due to idle cash increases which are anticipated due to large borrowing inflows.

Loan Loss Provision

We recorded $44 and $16 in the years ended December 31, 2017 and 2016, respectively, in loss reserve related to our collective reserve (loans not individually impaired) and $0 in both years for our specific reserve (for loans individually impaired). We anticipate that the collective and specific reserves will increase as our loan balances rise throughout 2018.

Non-Interest Income

We recognized foreclosed gains of $0 and $44 in the years ended December 31, 2017 and 2016, respectively, from the initial foreclosure of assets. This represents the difference between our loan book value and the appraised value, net of selling costs, of the real estate. We also sold a foreclosed asset in both 2017 and 2016 and recognized gains of $77 and $28, respectively. We do not anticipate revenue in this area in 2018.

SG&A Expenses

The following table displays our SG&A expenses for the years ended December 31, 2017 and 2016:

	2017	2016
Selling, general and administrative expenses
Legal and accounting	$196	$167
Salaries and related expenses	1,435	798
Board related expenses	108	112
Advertising	59	46
Rent and utilities	33	19
Loan and foreclosed asset expenses	57	62
Travel	78	35
Other	124	80
Total SG&A	$2,090	$1,319

Our payroll cost was significantly higher in 2017 as our staff grew. We anticipate continuing to grow our staff in 2018, however we also anticipate that our CEO will receive significantly less pay in 2018, which may partially offset some of these increases.

Impairment Loss on Foreclosed Assets

We recorded $266 and $111 in the years ended December 31, 2017 and 2016, respectively, in impairment losses of our foreclosed assets (real estate taken in foreclosure). These losses are generally due to either decreases in value or cost overruns in completion. We may have more impairment in 2018 either on our existing or acquired foreclosed assets.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our line of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. At December 31, 2017 and 2016, we had $3,478 and $1,566, respectively, in cash. See our Liquidity and Capital Resources section for more information.

Deferred Financing Costs, Net

We expect that the gross deferred financing amount will continue to increase over time as the anticipated financing costs are deferred when paid, and expensed over the life of the debt associated with the financing using the effective interest method. We also expect that the amortization expense and the accumulated amortization will increase in 2018 as compared to 2017. The deferred financing costs are reflected as a reduction in the unsecured Notes Program.

The following is a roll forward of deferred financing costs:

	December 31, 2017	December 31, 2016

Deferred financing costs, beginning balance	$1,014	$935
Additions	88	79
Deferred financing costs, ending balance	$1,102	$1,014
Less accumulated amortization	(816)	(603)
Deferred financing costs, net	$286	$411

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2017	December 31, 2016

Accumulated amortization, beginning balance	$603	$336
Additions	213	267
Accumulated amortization, ending balance	$816	$603

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017:

State	Number of Borrowers		Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,224	$2,196	$925	68%		5%
Delaware	1		1	244	171	147	70%		5%
Florida	15		54	25,368	16,555	10,673	65%		5%
Georgia	7		13	8,932	5,415	3,535	61%		5%
Indiana	2		2	895	566	356	63%		5%
Michigan	4		25	7,570	4,717	2,611	62%		5%
New Jersey	2		11	3,635	2,471	1,227	68%		5%
New York	1		5	1,756	929	863	53%		5%
North Carolina	3		6	1,650	1,155	567	70%		5%
Ohio	1		1	711	498	316	70%		5%
Oregon	1		1	607	425	76	70%		5%
Pennsylvania	2		20	15,023	7,649	5,834	51%		5%
South Carolina	7		18	4,501	3,058	1,445	68%		5%
Tennessee	1		2	690	494	494	72%		5%
Utah	1		2	790	553	344	70%		5%
Virginia	1		1	335	235	150	70%		5%
Total	52	(4)	168	$75,931	$47,087	$29,563	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	We have one builder in two states.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2016:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	3	$1,615	$1,131	$605	70%		5%
Connecticut	1	1	715	500	479	70%		5%
Delaware	1	2	244	171	40	70%		5%
Florida	7	15	14,014	8,548	4,672	61%		5%
Georgia	4	9	6,864	4,249	2,749	62%		5%
Idaho	1	1	319	215	205	67%		5%
Michigan	1	1	210	126	118	60%		5%
New Jersey	1	3	977	719	528	74%		5%
New York	1	4	1,745	737	685	42%		5%
North Carolina	2	2	1,015	633	216	62%		5%
Ohio	1	1	1,405	843	444	60%		5%
Pennsylvania	2	15	12,725	6,411	5,281	50%		5%
South Carolina	5	7	2,544	1,591	783	63%		5%
Tennessee	1	3	1,080	767	430	71%		5%
Utah	1	2	715	500	252	70%		5%
Total	30	69	$46,187	$27,141	$17,487	59	%(3)	5%

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2017 and December 31, 2016:

Year	State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2017	Pennsylvania	1	3	$4,997	$4,600	$2,811	56%	$1,000
2016	Pennsylvania	1	3	6,586	5,931	4,082	62%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,240 in 2017 and $1,150 in 2016 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $4,600 commitment amount.

Financing receivables are comprised of the following:

	December 31, 2017	December 31, 2016

Loans receivable, gross	$32,375	$21,569
Less: Deferred loan fees	(847)	(618)
Less: Deposits	(1,497)	(861)
Plus: Deferred origination expense	109	55
Less: Allowance for loan losses	(97)	(54)

Loans receivable, net	$30,043	$20,091

In 2018, we anticipate continued growth in our loans receivable, net, and all of the items that comprise it (seen in the chart above).

Roll forward of commercial loans:

	December 31, 2017	December 31, 2016

Beginning balance	$20,091	$14,060
Additions	33,451	23,184
Payoffs/sales	(22,645)	(15,168)
Moved to foreclosed assets	–	(1,639)
Change in deferred origination expense	55	55
Change in builder deposit	(636)	(340)
Change in loan loss provision	(44)	(16)
New loan fees	(2,127)	(1,270)
Earned loan fees	1,898	1,225

Ending balance	$30,043	$20,091

Credit Quality Information

Finance Receivables – By risk rating:

	December 31, 2017	December 31, 2016

Pass	$25,656	$18,275
Special mention	6,719	3,294
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$32,375	$21,569

Please see our notes to consolidated financial statements for more information about the ratings in the table above.

Finance Receivables – Method of impairment calculation:

	December 31, 2017	December 31, 2016

Performing loans evaluated individually	$14,992	$12,424
Performing loans evaluated collectively	17,383	9,145
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$32,375	$21,569

Below is an aging schedule of loans receivable as of December 31, 2017, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	-%

Total	171	$32,375	100%

Below is an aging schedule of loans receivable as of December 31, 2016, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	–%
180-269 days	–	–	–%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	72	$21,569	100%

Below is an aging schedule of loans receivable as of December 31, 2017, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	171	$32,375	100%

Below is an aging schedule of loans receivable as of December 31, 2016, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	71	$18,617	86%
60-89 days	1	2,952	14%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	72	$21,569	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	72	$21,569	100%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2017 and 2016:

	2017	2016

Beginning balance	$2,798	$965
Additions from loans	–	1,813
Additions for construction/development	317	566
Sale proceeds	(1,890)	(463)
Gain on Sale	77	28
Impairment loss on foreclosed assets	(266)	(111)

Ending balance	$1,036	$2,798

We started 2016 with five foreclosed assets. One sold in 2016. We added a new one in 2016. In 2017, we did not add any new foreclosed assets, and we sold one. That left us with four foreclosed assets at the end of 2017. The impairments we recognized in both 2016 and 2017 were on two of the foreclosed assets we still own. We look to sell some of the four assets that we own in 2018. Two of the assets are built homes, and two are lots on which we are building homes.

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2017 and 2016 was $466 and $541, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We have 30 and 16 other loans active as of December 31, 2017 and 2016, respectively, which also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $469 and $271 as of December 31, 2017 and 2016, respectively. We anticipate a moderate growth in the interest escrow balance during 2018.

Roll forward of interest escrow for the years ended December 31, 2017 and 2016:

	2017	2016

Beginning balance	$812	$498
Preferred equity dividends	115	104
Additions from Pennsylvania Loans	480	956
Additions from other loans	1,163	430
Interest, fees, principle or repaid to borrower	(1,635)	(1,176)

Ending balance	$935	$812

Notes Payable Unsecured

Notes payable unsecured as of December 31, 2017 and 2016 was $16,904 and 11,962, respectively. A significant portion of the notes payable was from our Notes offering in the amounts of $14,121 and $11,221 as of December 31, 2017 and 2016, respectively. The unsecured portion of the Swanson line of credit (see Lines of Credit below) was $1,904 and $0 for December 31, 2017 and 2016, respectively. We expect our notes payable unsecured balance to increase as we raise funds to cover our expected growth in loan assets.

Secured Borrowings

Purchase and Sale Agreements

We have two purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”).

In July 2017, we entered into the Sixth Amendment (the “Sixth Amendment”) to our Loan Purchase and Sale Agreement (the “Agreement”) with S.K. Funding. The purpose of the Sixth Amendment was to allow S.K. Funding to purchase portions of the Pennsylvania Loans for a purchase price of $3,000 under parameters different from those specified in the Agreement. The Pennsylvania Loans purchased pursuant to the Sixth Amendment consist of a portion of the loans to the Hoskins Group. We will continue to service the loans. The timing of the Company’s principal and interest payments to S.K. Funding under the Sixth Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time. The Pennsylvania Loans had a principal amount in excess of $4,000 as of the effective date of the Sixth Amendment. While the total principal amount of the Pennsylvania Loans exceeds $1,000, S.K. Funding must fund (by paying the Company) the amount by which the total principal amount of the Pennsylvania Loans exceeds $1,000, with such total amount funded not exceeding $3,000. The interest rate accruing to S.K. Funding under the Sixth Amendment is 10.5% calculated on a 365/366-day basis. When the total principal amount of the Pennsylvania Loans is less than $4,000, the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount of the Pennsylvania Loans is less than $4,000 until S.K. Funding’s principal has been repaid in full. S.K. Funding will continue to be obligated, as described in this paragraph, to fund (by paying the Company) the Pennsylvania Loans for any increases in the outstanding balance of the Pennsylvania Loans up to no more than a total outstanding amount of $4,000.

The Sixth Amendment has a term of 24 months from the effective date and will automatically renew for additional six-month terms unless either party gives written notice of its intent not to renew the Sixth Amendment at least six months prior to the end of a term. Further, no Protective Advances (as such term is defined in the Agreement) will be required with respect to the Pennsylvania Loans. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

In July 2017, we entered into a line of credit agreement with a group of lenders (“Shuman”). The line is secured with assignments of certain notes and mortgages and carries a total cost of funds to us of 10%. The maximum amount we can draw on the line is $1,325, which was fully borrowed as of December 31, 2017. The Shuman line of credit is due in July 2018.

In October 2017, we entered into a Line of Credit Agreement (the “LOC Agreement”) with Paul Swanson (the “Lender”). Pursuant to the LOC Agreement, the Lender will provide us with a revolving line of credit (the “Line of Credit”) not to exceed $4,000. The LOC Agreement is effective as of October 23, 2017 and will terminate 15 months after that date unless extended by the Lender for one or more additional 15-month periods. We may terminate the LOC Agreement by providing the Lender with notice at least 60 days in advance of the original termination or any renewal termination date.

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

We are pledging, and will continue to pledge in the future, certain of our commercial loans as collateral for the Line of Credit (the “Collateral Loans”) pursuant to the Collateral Assignment of Notes and Documents dated as of October 23, 2017. The amount outstanding under the Line of Credit may not exceed 67% of the aggregate amount outstanding on the Collateral Loans then pledged to secure the Line of Credit. Our obligation to repay the Line of Credit is evidenced by two Promissory Notes from us dated October 23, 2017 (the “Promissory Notes”), one evidencing a promise to repay the secured portion of the Line of Credit and one evidencing a promise to repay the unsecured portion of the Line of Credit. As of December 31, 2017, the secured portion of the borrowings was $2,096 and the unsecured was $1,904.

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

Summary

The secured borrowings are detailed below:

	December 31, 2017		December 31, 2016
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan purchaser
Builder Finance	$7,483	$4,089	$5,779	$2,517
S.K. Funding	9,128	4,134	7,770	4,805
Shuman	1,747	1,325	–	–
Paul Swanson	2,518	2,096	–	–

Total	$20,876	$11,644	$13,549	$7,322

As of December 31, 2016, the $7,770 of loans which served as collateral for S.K. Funding did not include the book value of the foreclosed assets which also secure their position, which amount was $1,813.

We anticipate growing our secured borrowings as our loan assets grown.

Contractual Obligations

The following table shows the maturity of outstanding debt as of December 31, 2017. Note that all of our secured debt is listed as current because each advance is due when the loan serving as collateral is repaid, and those loans are demand loans. Also, the accrued interest column includes interest we have not yet incurred.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements

< 1 year	$18,681	$4,633	$2,404	$11,644
1-3 years	10,153	9,488	665	–
3-5 years	–	–	–	–
>5 years	–	–	–	–

Total	$28,834	$14,121	$3,069	$11,644

We are obligated to lend money to customers based on agreements we have with them. We do not always have the maximum amount obligated outstanding at any given time. The amount we have not loaned, but are obligated to lend, under certain conditions is a potential liquidity use. This amount was $19,312 as of December 31, 2017 and $11,503 as of December 31, 2016. See Note 10 of our consolidated 2017 financial statements for more information regarding contractual obligations.

Liquidity and Capital Resources

Our operations are subject to certain risks and uncertainties, particularly related to the concentration of our current operations, a significant portion of which is to a single customer and geographic region, as well as the evolution of the current economic environment and its impact on the United States real estate and housing markets. Both the concentration of risk and the economic environment could directly or indirectly cause or magnify losses related to certain transactions and access to and cost of adequate financing.

The Company’s anticipated primary sources of liquidity are:

Item	December 31, 2017	December 31, 2016	Comment
Secured debt	$16,286	$8,882	We have two purchase and sale agreements and two secured lines of credit. Both lines of credit mature in 2018. We anticipate this source of liquidity to grow in 2018 as our loan assets grow.
Unsecured debt	11,391	5,524	Our current Notes offering will expire in September 2018, and we anticipate conducting another offering, as this source of capital needs to grow with our projected increase in loan balances in 2018. We do not offer demand deposits (i.e. a checking account) due to the liquidity consequences.
Interest Income	3,914	2,413	We are somewhat dependent on our larger borrowers to pay interest. We tie our interest rate to the cost of our funds. We anticipate this source to increase in proportion to our increase in loan balances.
Funds from the sale of foreclosed assets	1,890	463	We anticipate this number in 2018 to be between the last two years.
Funds from our unsecured line of credit	-	-	During 2017 we borrowed against our $500 line of credit with Builder Finance and anticipate borrowing again in 2018 as liquidity dictates.
Cash on hand	3,478	1,566

The Company’s anticipated primary uses of liquidity are:

Item	December 31, 2017	December 31, 2016	Comment
Unfunded and new loans	$19,312	$11,503	We have loan commitments which are unfunded which will need to be funded as the collateral of these loans is built. As we create new loans, some portion of those will be funded at the initial creation of the loan, and then the rest over time. The new loans are not included in the numbers to the left.
Payments on secured debt	11,964	5,243	As loans mature and payoff, we must either replace the collateral with new collateral, or repay the funds borrowed against that loan.
Payments on unsecured debt	6,574	2,247	We anticipate this number growing in 2018.
Distributions to owners	487	540	This number is likely to grow in 2018 as our earnings should grow.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority in the legal sense of liquidation. The lower the number, the higher the priority.

	Priority Rank	December 31, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$11,644	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	–	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering, gross	5	14,121	11,221
Other unsecured debt (subordinated)	5	2,617	700
Other unsecured debt (junior subordinated)	6	173	173

Total		$28,834	$19,695

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. Short term interest rates have risen slightly but are generally low historically.

Market Yield on U.S. Treasury Securities at 3-Year Constant Maturity

Market Yield on U.S. Treasury Securities at 3-Year Constant Maturity
(Source: Federal Reserve)
Yield (% per Year)
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
1962
1964
1966
1968
1970
1972
1974
1976
1978
1980
1982
1984
1986
1988
1990
1992
1994
1996
1998
2000
2002
2004
2006
2008
2010
2012
2014
2016

(Source: Federal Reserve)

Housing prices are also generally correlated with housing starts, so that increases in housing starts usually coincide with increases in housing values, and the reverse is generally true. Below is a graph showing single family housing starts from 2000 through today.

Annual Single Family Housing Starts in the U.S.
(in millions)
Annual Housing Starts
2.00
1.80
1.60
1.40
1.20
1.00
0.80
0.60
0.40
0.20
-
2000 2001 2002 2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018
Year
(*Through December 2017)

(Source: U.S. Census Bureau)

To date, changes in housing starts, CD rates, and inflation have not had a material impact on our business.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a description of new or recent accounting pronouncements.

Subsequent Events

See Note 13 to our consolidated financial statements for subsequent events.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management including our CEO (our principal executive officer) and CFO (our principal financial officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our CEO (our principal executive officer) and CFO (our principal financial officer) concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our CEO (our principal executive officer) and CFO (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our CEO evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting. In making this assessment, our CEO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, our CEO concluded that our internal control over financial reporting was effective as of December 31, 2017.

During the fourth quarter of 2017, the Company hired a CFO to further implement segregation of duties between the CEO, CFO, and Vice President of Operations. In addition, the Company developed a proprietary system for our investors that will replace our Excel spreadsheet system in 2018. The development of the proprietary system was designed in part to enhance the overall system of internal controls over financial reporting through further automation through various business process. Except for the hiring of a CFO and developing a new proprietary system, there has been no change in our internal control over financial reporting during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Messrs. Wallach and Summers were appointed to initial terms of one year, two years, and three years, respectively. Following the expiration of these initial terms, our managers are elected to three-year staggered terms pursuant to our current operating agreement, which was adopted on November 6, 2017. In March 2013, Mr. Wallach’s initial one-year term expired and he was elected to a three-year term expiring in March 2016 and a second three-year term expiring in March 2019. In March 2014, Mr. Summer’s initial one-year term expired and he was elected to a three-year term expiring in March 2017 and a second three-year term expiring in March 2020. In March 2015, Eric A. Rauscher was suggested by the members, recommended by the nominating and corporate governance committee of the board of managers, and was appointed by the board of managers to an initial three-year term.

Daniel M. Wallach, age 50, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of the two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 25 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 42, is our Executive Vice President of Operations, a position to which she was appointed in July, 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Catherine Loftin, age 39, is our Chief Financial Officer, a position to which she was appointed in January 2018. Ms. Loftin previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Loftin was the Corporate Controller for Lucas Group from November 2016 to June 2017. Prior to Lucas Group, Ms. Loftin was a Division Controller for Pulte Group from July 2014 through November 2016. Prior to Pulte Group, Ms. Loftin was the Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Loftin spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Loftin started her accounting career with PricewaterhouseCoopers, after an internship with PricewaterhouseCoopers. Ms. Loftin received her Bachelors of Business of Administration from the Terry College of Business School at the University of Georgia, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business.

William Myrick, age 56, is our Executive Vice President of Sales, a position to which he was appointed in March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 72, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in July 2011, but continues to be associated with United Bank, a regional bank. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 52, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

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

Audit Committee

Our board of managers has established a separately-designated audit committee, whose charter was adopted on August 9, 2012 and amended on October 30, 2013. The purpose of the audit committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our audit committee consists of Messrs. Rauscher and Summers, two of the independent managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our board of managers believes that each member of the audit committee has sufficient knowledge and relevant background experience to serve on the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Historically we did not compensate our CEO for services rendered to us. In 2016 and 2017, we did compensate him. In 2018, due to tax law changes, we again are not compensating him. We compensate our Executive Vice President of Operations, and starting in 2018, our Chief Financial Officer. This discussion describes our compensation philosophy and policies.

Objectives of Executive Officer Compensation Program

The objectives of our executive compensation program are to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position. Specifically, our executive compensation program is being designed to accomplish the following goals and objectives:

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

Executive Officer Compensation Components

Base Salary

We provide each of our paid executive officers with a base salary to compensate such officer for services rendered throughout the year. Salaries are established annually based on the individual’s position, experience, performance, past and potential contribution to us, and level of responsibility, as well as our overall financial performance. No specific weighting is applied to any one factor considered, and the independent managers use their judgment and expertise in determining appropriate salaries within the parameters of the compensation philosophy.

Membership Interests

As the beneficial owner of 78.7% (as of March 1, 2018) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Both our Executive Vice President of Operations and our Chief Financial Officer purchased 2% and our Executive Vice President of Sales purchased 14.3% of our outstanding common membership interests from Mr. and Mrs. Wallach. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

The following table provides a summary of the compensation received by our current executives for last two completed fiscal years:

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Daniel M. Wallach, CEO	2017	$156,352	$245,606	$–	$–	$–	$–	$48,865	$450,823
	2016	$150,458	$45,000	$–	$–	$–	$–	$–	$195,458

Barbara L. Harshman, Executive Vice President of Operations	2017	63,300	101,833	–	–	–	–	18,958	184,091
	2016	56,784	19,046	–	–	–	–	17,065	92,895

(1) Amounts in the Bonus column represent amounts paid in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are contributed to the plan.

Changes for 2018

Mr. Wallach will receive a base salary of $54,180 for 2018. In addition, Mr. Wallach will receive the Company’s team bonus which will range between $0 and $14,400. However, some of the money he earned for bonuses and profit sharing in 2017 will be paid in 2018 and, therefore, is not reflected in the table above. Ms. Harshman will receive a base salary of $74,382 for 2018. In addition, Ms. Harshman is paid a bonus based on the improvement of the Company’s net income. In addition, Ms. Harshman received a bonus of $53,000 in both 2017 and 2018, which she used to purchase an additional 1% ownership interest from Mr. Wallach in January 2018. Catherine Loftin, our Chief Financial Officer, will receive a base salary of $90,522 for 2018. Both Ms. Loftin and Ms. Harshman will receive the team bonus, which will reward each between $0 and $14,400.

On March 1, 2018, William Myrick resigned his position as a member of our board of managers and on March 5, 2018 he became our Executive Vice President of Sales. Mr. Myrick will receive a base salary of $142,030 for 2018. In addition, Mr. Myrick will receive the team bonus, which will reward between $0 and $14,400.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	38,000	–	–	–	–	–	38,000

Eric A. Rauscher	38,000	–	–	–	–	–	38,000

William Myrick	32,000	–	–	–	–	–	32,000

Total	$108,000						$108,000

We paid each of the independent managers a retainer of $30,000 per year until 2018. In 2018, the $30,000 retainer has been reduced to $25,000. Our independent managers also receive fees of $2,000 for the first day and $1,200 for any additional days for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The independent managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our outstanding membership interests as of December 31, 2017:

Title of Class	Name and Address of Owner (1)	Number of Units (2)	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	542.84	20.6%	504,823	10.5%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	1,981.00	75.4%	1,841,597	38.6%
Class A Common Units	Kenneth R. Summers	26.29	1.0%	24,442	0.5%
Class A Common Units	Eric A. Rauscher	26.29	1.0%	24,442	0.5%
Class A Common Units	William Myrick	26.29	1.0%	24,442	0.5%
Class A Common Units	Barbara Harshman	13.64	0.5%	13,641	0.3%
Class A Common Units	Barbara Harshman IRA	12.65	0.5%	12,651	0.3%
Subtotal of common voting equity		2,629.00	100%	2,446,038	51.2%

Series C Preferred Units	Margret Rauscher IRA	4.84	44.0%	483,550	10.1%
Series C Preferred Units	William Myrick	6.14	56.0%	613,723	12.8%
Subtotal of Preferred Units		10.98	100%	1,097,273	22.9%

Series B Preferred Units	Hoskins Group	12.40	100.0%	1,240,000	25.9%
Total Members’ Capital		2,652.38		4,783,311	100%

(1)	The address of Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 450-106 State Rd. 13 N, Box 243, Saint Johns, FL, 32259. The address of each Series B Preferred Units owner is PO Box 1287, McMurray, PA 15317. The address of William Myrick is 7894 Raphael Lane, Littleton, CO, 80125. The address of Margaret Rauscher IRA is 102 Tanglewood Drive McMurray, PA 15317.

(2)	The units listed above are owned directly by the owners listed above. As of December 31, 2017, 96% of our outstanding common membership interests were beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach. In January 2018 our CFO and Executive Vice Present of Operations both owned 2% of our outstanding common membership interest. As of March 1, 2018, William Myrick owned 15.3% of our outstanding common membership interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliates

On December 30, 2011, we obtained two demand loans from Mr. and Mrs. Wallach to finance our operations. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to the Notes. Mr. Wallach our CEO (who is also on our board of managers), is the beneficial owner of 96% of our outstanding common membership interests.

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach Loan”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Trust Loan”). The total outstanding balance on these loans as of both December 31, 2017 and 2016 was $0. We have had no borrowings on the lines in 2017 and 2016. Each of the demand loans is evidenced by a promissory note, is payable upon demand of the lender and bears an interest rate equal to the lender’s cost of funds (defined in the promissory note as the weighted average price paid by the lender on or in connection with all of its borrowed funds). Pursuant to each promissory note, the affiliate has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2017, and 2016, the interest rate was 4.88% and 4.19%, respectively, for both the Wallach Loan and the Trust Loan.

These transactions were approved by Mr. Wallach in his capacity as sole manager prior to the time we had independent managers. As the demand loans were made at rates equal to the lenders’ cost of funds, Mr. Wallach determined the terms of the demand loans to be as favorable to us as those generally available from unaffiliated third parties. The independent managers ratified and approved these transactions subsequent to the formation of the board of managers. See “Risk Factors — Risks Related to Conflicts of Interest — Our CEO (who is also one of our managers) will face conflicts of interest as a result of the secured affiliated loans made to us, which could result in actions that are not in the best interests of our Note holders.”

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $1,715,126 outstanding at December 31, 2017. The larger of these investments are detailed below:

(All dollar [$] amounts shown in table in thousands).

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2017	2016	2017	2017	2016
Eric Rauscher	Independent Manager	475	600	10.00%	36	45

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	19	16

David Wallach	Father of Member	211	111	9.42%	17	10

Joseph Rauscher	Parents of Independent Manager	195	186	9.33%	15	16

R. Scott Summers	Son of Independent Manager	275	75	8.00%	19	29

Hoskins Group’s Series B Preferred Equity

The Series B cumulative preferred membership units (“Series B Preferred Units”) of our membership interests were first issued to the Hoskins Group through a reduction in the SF Loan. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten Series B Preferred Units were issued for a total of $1,000,000. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B Preferred Units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. They purchased 0.9, 1.4, and 0.1 Series B Preferred Units in 2017, 2016, and 2015, respectively.

Series C Preferred Equity

Series C cumulative preferred units (“Series C Preferred Units”) were issued to Margaret Rauscher IRA LLC (Margaret Rauscher is the wife of one of our independent managers, Eric A. Rauscher) in March 2017 and to an IRA owned by William Myrick, a former independent manager, in April 2017. They are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made quarterly. This rate can increase if any interest rate on our public Notes offering rises above 12%. Dividends can be reinvested monthly into additional Series C Preferred Units. The Series C Preferred Units have the same preferential rights as the Series B Preferred Units as more fully described in the following note.

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

Board of Managers Independence

We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our board of managers be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange (NYSE). Under the NYSE’s definition of independence, Messrs. Summers and Rauscher each meet the definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, Carr, Riggs & Ingram, LLC (“CRI”) served as our independent registered public accounting firm and provided certain other services. CRI has served as our independent registered public accounting firm since 2011. The audit committee currently anticipates that it will engage CRI as our independent registered public accounting firm to audit our consolidated financial statements as of and for the year ending December 31, 2018, subject to agreeing on fee estimates for the audit work. The audit committee reserves the right, however, to select a new independent registered public accounting firm at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed in accordance with applicable securities laws.

Our audit committee reviewed the audit and non-audit services performed by CRI, as well as the fees charged by CRI for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by CRI, including the audits of our annual consolidated financial statements, for the years ended December 31, 2017 and 2016, respectively, are set forth in the table below.

55

	2017	2016
Audit Fees	$127,334	$113,511
Audit-Related Fees*	9,332	4,028
Tax Fees	–	–
All Other Fees	–	–
Total	$136,666	$117,539

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

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Mortgage dated July 21, 2010 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, and Anna Marie Corrado, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.2	Subordinated Promissory Note dated December 29, 2010 between 84 FINANCIAL, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Credit Agreement dated December 30, 2011 by and between Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.11	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.12	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.13	Amended and Restated Subordination of Mortgage dated December 31, 2011 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, Anna Marie Corrado, and Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.14	Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.15	First Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark. L. Hoskins, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

10.16	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.17	Sixth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated March 27, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 27, 2014, Commission File No. 333-181360

10.18	Credit Agreement dated June 20, 2014 by and between Shepherd’s Finance, LLC, Southeastern Land Developers, LLC, and Charles R. Rich, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.19	Promissory Note dated June 20, 2014 from Southeastern Land Developers, LLC to Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.20	Deed to Secure Debt dated June 20, 2014 between Shepherd’s Finance, LLC and Southeastern Land Developers, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.21	Loan Purchase and Sale Agreement dated December 24, 2014 between Shepherd’s Finance, LLC and 1st Financial Bank USA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 29, 2014, Commission File No. 333-181360

10.22	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.23	Seventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 31, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.24	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.25	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and 1st Financial Bank USA, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 12, 2015, Commission File No. 333-181360

10.26	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.27	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.28	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.29	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.30	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.31	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.32	Builder Deposit Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.33	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.34	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707.10.38Tenth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.35	Third Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and 1st Financial Bank USA, dated as of January 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 19, 2016, Commission File No. 333-203707

10.36	Construction Loan Agreement between Shepherd’s Finance, LLC and Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.37	Promissory Note from Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.38	Mortgage and Security Agreement between Shepherd’s Finance, LLC and Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.39	Second Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.40	Deed in Lieu of Foreclosure Agreement between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.41	Option to Purchase between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.42	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.43	Agreement between Shepherd’s Finance, LLC, Lex Partners II, LLC, and 1333 Vista Drive, LLC, effective as of June 30, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.44	Interest Escrow Account Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.45	Amendment to Builder Deposit Agreement between Shepherd’s Finance, LLC, Eclipse Partners II, LLC, and Lex Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.46	Tenth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated as of July 20, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 25, 2016, Commission File No. 333-203707

10.47	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.48	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.49	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.50	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 27, 2018, Commission File No. 333-203707

10.51	Unsecured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on October 27, 2018, Commission File No. 333-203707

10.52	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on October 27, 2018, Commission File No. 333-203707

10.53	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on October 27, 2018, Commission File No. 333-203707

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 23, 2018	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 23, 2018
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Loftin	Chief Financial Officer	March 23, 2018
Catherine Loftin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 23, 2018
Kenneth Summers

/s/ Eric A. Rauscher	Manager	March 23, 2018
Eric Rauscher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC and affiliate (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Carr, Riggs & Ingram, LLC

We have served as the Company’s auditor since 2011.

Enterprise, Alabama

March 23, 2018

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(in thousands of dollars)	2017	2016

Assets
Cash and cash equivalents	$3,478	$1,566
Accrued interest receivable	720	280
Loans receivable, net	30,043	20,091
Foreclosed assets	1,036	2,798
Property, plant and equipment	910	69
Other assets	168	82
Total assets	$36,355	$24,886
Liabilities and Members’ Capital
Customer interest escrow	$935	$812
Accounts payable and accrued expenses	705	377
Accrued interest payable	1,353	986
Notes payable secured	11,644	7,322
Notes payable unsecured, net of deferred financing costs	16,904	11,962
Due to preferred equity member	31	28
Total liabilities	$31,572	$21,487

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$1,097	$-

Members’ Capital
Series B preferred equity	1,240	1,150
Class A common equity	2,446	2,249
Members’ capital	$3,686	$3,399

Total liabilities and members’ capital	$36,355	$24,886

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2017 and 2016

(in thousands of dollars)	2017	2016

Net Interest Income
Interest and fee income on loans	$5,812	$3,640
Interest expense:
Interest related to secured borrowings	1,047	570
Interest related to unsecured borrowings	1,660	1,178
Interest expense	$2,707	$1,748

Net interest income	3,105	1,892

Less: Loan loss provision	44	16
Net interest income after loan loss provision	3,061	1,876

Non-Interest Income
Gain on foreclosure of assets	–	44
Gain on sale of foreclosed assets	77	28
Total non-interest income	77	72

Income	3,138	1948

Non-Interest Expense
Selling, general and administrative	2,090	1,319
Impairment loss on foreclosed assets	266	111
Total non-interest expense	2,356	1,430

Net income	$782	$518

Earned distribution to preferred equity holder	212	107

Net income attributable to common equity holders	$570	$411

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes In Members’ Capital

For the years ended December 31, 2017 and 2016

(in thousands of dollars)	2017	2016

Members’ capital, beginning balance	$3,399	$3,284
Net income	782	518
Contributions from members (preferred)	90	140
Earned distributions to preferred equity holders	(212)	(107)
Distributions to common equity holders	(373)	(436)

Members’ capital, ending balance	$3,686	$3,399

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

(in thousands of dollars)	2017	2016

Cash flows from operations
Net income	$782	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	213	267
Provision for loan losses	44	16
Net loan origination fees deferred (earned)	229	45
Change in deferred origination cost	(55)	(55)
Impairment of foreclosed assets	266	111
Gain from sale of foreclosed assets	(77)	(28)
Gain from foreclosure of assets	–	(44)
Net change in operating assets and liabilities
Other assets	(86)	(68)
Accrued interest on loans	(440)	(263)
Customer interest escrow	123	314
Accounts payable and accrued expenses	693	824

Net cash provided by operating activities	1,692	1,637

Cash flows from investing activities
Loan originations and principal collections, net	(10,171)	(7,677)
Investment in foreclosed assets	(316)	(566)
Proceeds from sale of foreclosed assets	1,890	463
Property, plant and equipment additions	(841)	(69)

Net cash (used in) investing activities	(9,438)	(7,849)

Cash flows from financing activities
Contributions from redeemable preferred equity	1,004	–
Contributions from members (preferred)	90	140
Distributions to preferred equity holders	(114)	(104)
Distributions to common equity holders	(373)	(436)
Proceeds from secured notes payable	16,286	8,882
Repayments of secured notes payable	(11,964)	(5,243)
Proceeds from unsecured notes payable	11,391	5,524
Redemptions/repayments of unsecured notes payable	(6,574)	(2,247)
Deferred financing costs paid	(88)	(79)

Net cash provided by financing activities	9,658	6,437

Net increase in cash and cash equivalents	1,912	225

Cash and cash equivalents
Beginning of period	1,566	1,341

End of period	$3,478	$1,566
Supplemental disclosure of cash flow information
Cash paid for interest	$2,145	$1,002

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holder	$98	$28
Foreclosed assets acquired in the settlement of loans	$-	$1,813
Accrued interest reduction due to foreclosure	$-	$130
Net change in loan origination fees due to foreclosure	$-	$(55)

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

As of December 31, 2017, the Company extends commercial loans to residential homebuilders (in 16 states) to:

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

Operating Segments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on operating income, net income and operating cash flows. Segments are identified and aggregated based on products sold or services provided. Based on these factors, we have determined that the Company’s operations are in one segment, commercial lending.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $59 and $46 for the years ended December 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value Measurements

The Company follows the guidance of FASB ASC 825, Financial Instruments (ASC 825), and FASB ASC 820, Fair Value Measurements (ASC 820). ASC 825 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 3.

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

The Company establishes a collective reserve for all loans which are not more than 60 days past due at the end of each quarter. This collective reserve includes both a quantitative and qualitative analysis. In addition to historical loss information, the analysis incorporates collateral value, decisions made by management and staff, percentage of aging spec loans, policies, procedures, and economic conditions. The Company analyzes the following:

●	Loans to one borrower with less than 10% of the Company’s total committed balances; and
●	Loans to one borrower with greater than or equal to 10% of the Company’s total committed balances.

The Company individually analyzes for impairment all loans which more than 60 days past are due at the end of each quarter. If required, the analysis includes a comparison of estimated collateral value to the principal amount of the loan.

Impaired loans, if the value determined is less than the principal amount due (less any builder deposit), then the difference is included in the allowance for loan loss. As values change, estimated loan losses may be provided for more or less than the previous period, and some loans may not need a loss provision based on payment history. As for homes which are partially complete, the Company will appraise on an as-is and completed basis, and use the appraised value that more closely aligns with our planned method of disposal for the property.

Impaired Loans

A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.

Foreclosed Assets

When a foreclosed asset is acquired in the settlement of a loan, the asset is booked at the as-is fair value minus expected selling costs establishing a new cost basis. The gain or loss is booked on our income statement as non-interest income or expense. If the fair value of the asset declines, a write-down is recorded through non-interest expense. While the initial valuation is done on an as-is basis, subsequent values are based on our plan for the asset. Assets which are not going to be improved are still evaluated on an as-is basis. Assets we intend to improve, are improving, or have improved are appraised based on the to-be-completed value, minus reasonable selling costs and the cost to complete.

Deferred Financing Costs, Net

Deferred financing cost consist of certain costs associated with financing activities related to the issuance of debt securities (deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. The deferred financing costs are reflected as a reduction in the unsecured notes offering liability.

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies FASB ASC 740, Income Taxes (ASC 740). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2014.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. At December 31, 2017, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks are summarized in the table below:

	December 31, 2017		December 31, 2016
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	22%	Pittsburgh, PA	37%
Second highest concentration risk	Sarasota, FL	7%	Sarasota, FL	11%
Third highest concentration risk	Orlando, FL	5%	Savannah, GA	6%

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies that accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for fiscal years beginning after December 15, 2018. This standard will be applied when appropriate to future transactions, although none are currently anticipated.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan’s entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Disaggregation by vintage will be optional for nonpublic business entities. Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2020. Early application will be permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of these amendments on the consolidated financial statements.

Subsequent Events

Management of the Company has evaluated subsequent events through March 23, 2018, the date these consolidated financial statements were issued. See Note 13.

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

Impaired Loans

The appraisals used to establish the value of impaired loans are based on similar properties at similar times; however due to the differences in time and properties, the impaired loans are classified as Level 3. There were no impaired loan assets as of December 31, 2017 and 2016.

Foreclosed Assets

Foreclosed assets (upon initial recognition or subsequent impairment) are measured at fair value on a non-recurring basis.

Foreclosed assets, upon initial recognition, are measured and reported at fair value less cost to sell. Each reporting period, the Company remeasures the fair value of its significant foreclosed assets. Fair value is based upon independent market prices, appraised values of the foreclosed assets or management’s estimates of value, which the Company classifies as a Level 3 evaluation.

The following tables presents the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2017 and 2016:

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2017		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,036	$1,036	$–	$–	$1,036

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2016		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,798	$2,798	$–	$–	$2,798

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both December 31, 2017 and 2016. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Interest receivable from our customers is due approximately 10 days after it is billed; therefore, the carrying amount approximates fair value for the years ended December 31, 2017 and 2016.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but because: 1) the customer loans are demand loans, 2) it is not possible to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible, the fair value approximates the carrying value at both December 31, 2017 and 2016.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2017 and 2016. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2017		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$3,478	$3,478	$3,478	$–	$–
Loans receivable, net	30,043	30,043	–	–	30,043
Accrued interest on loans	720	720	–	–	720
Financial Liabilities
Customer interest escrow	935	935	–	–	935
Notes payable secured	11,644	11,644	–	–	11,644
Notes payable unsecured, net	16,904	16,904	–	–	16,904
Accrued interest payable	1,353	1,353	–	–	1,353

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2016		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,566	$1,566	$1,566	$–	$–
Loans receivable, net	20,091	20,091	–	–	20,091
Accrued interest on loans	280	280	–	–	280
Financial Liabilities
Customer interest escrow	812	812	–	–	812
Notes payable secured	7,322	7,322	–	–	7,322
Notes payable unsecured, net	11,962	11,962	–	–	11,962
Accrued interest payable	993	993	–	–	993

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Loans receivable, gross	$32,375	$21,569
Less: Deferred loan fees	(847)	(618)
Less: Deposits	(1,497)	(861)
Plus: Deferred origination expense	109	55
Less: Allowance for loan losses	(97)	(54)

Loans receivable, net	$30,043	$20,091

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of December 31, 2017, we have 52 borrowers, all of whom, including our one development loan customer (the “Hoskins Group”), borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 2% more than our cost of funds, and we charge a loan fee. The cost of funds was 9.99% as of December 31, 2017 and the interest rate charged to most customers was 11.99%. The loans are demand loans. Most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017 and December 31, 2016:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2017	16	52	168	$75,931	$47,087	$29,563	62	%(3)	5%
2016	15	30	69	46,187	27,141	17,487	59	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2017 and December 31, 2016.

Year	State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2017	Pennsylvania	1	3	$4,997	$4,600	(3)	$2,811	56%	$1,000
2016	Pennsylvania	1	3	6,586	5,931	(3)	4,082	62%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,240 in 2017 and $1,150 in 2016 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $4,600 commitment amount.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2017	December 31, 2016

Pass	$25,656	$18,275
Special mention	6,719	3,294
Classified – accruing	–	–
Classified – nonaccrual	–	–

Total	$32,375	$21,569

Finance Receivables – Method of impairment calculation:

	December 31, 2017	December 31, 2016

Performing loans evaluated individually	$14,992	$12,424
Performing loans evaluated collectively	17,383	9,145
Non-performing loans without a specific reserve	–	–
Non-performing loans with a specific reserve	–	–

Total evaluated collectively for loan losses	$32,375	$21,569

At December 31, 2017 and 2016, there were no loans acquired with deteriorated credit quality, loans past due 90 or more days, impaired loans, or loans on nonaccrual status.

5. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2017 and 2016:

	2017	2016

Beginning balance	$2,798	$965
Additions from loans	–	1,813
Additions for construction/development	317	566
Sale proceeds	(1,890)	(463)
Gain on sale	77	28
Impairment loss on foreclosed assets	(266)	(111)

Ending balance	$1,036	$2,798

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2017	December 31, 2016
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$11,644	$7,322
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	–	–
Other unsecured debt (senior subordinated)	4	279	279
Unsecured Notes through our public offering, gross	5	14,121	11,221
Other unsecured debt (subordinated)	5	2,617	700
Other unsecured debt (junior subordinated)	6	173	173

Total		$28,834	$19,695

The following table shows the maturity of outstanding debt as of December 31, 2017:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements and other secured borrowings

2018	$18,681	$4,633	$2,404	$11,644
2019	3,769	3,656	113	–
2020	2,495	1,943	552	–
2021	3,889	3,889	–	–

Total	$28,834	$14,121	$3,069	$11,644

Purchase and Sale Agreements

We have two purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 70% of each loan sold. They receive interest rates ranging from our cost of funds to the note rate charged to the borrower (interest rates were between 9% and 12% for both 2017 and 2016), and generally none of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The purchase and sale agreements are recorded as secured borrowings.

In July 2017, we entered into the Sixth Amendment (the “Sixth Amendment”) to our loan purchase and sale agreement (the “Agreement”) with S.K. Funding. The Agreement was originally entered into between the Company and Seven Kings Holdings, Inc. (“7Kings”). However, on or about May 7, 2015, 7Kings assigned its right and interest in the Agreement to S.K. Funding.

The purpose of the Sixth Amendment was to allow S.K. Funding to purchase portions of the Pennsylvania Loans for a purchase price of $3,000 under parameters different from those specified in the Agreement. The Pennsylvania Loans purchased pursuant to the Sixth Amendment consist of a portion of the loans to the Hoskins Group. We will continue to service the loans.

The timing of the Company’s principal and interest payments to S.K. Funding under the Sixth Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time. The Pennsylvania Loans had a principal amount in excess of $4,000 as of the effective date of the Sixth Amendment. While the total principal amount of the Pennsylvania Loans exceeds $1,000, S.K. Funding must fund (by paying the Company) the amount by which the total principal amount of the Pennsylvania Loans exceeds $1,000, with such total amount funded not exceeding $3,000. The interest rate accruing to S.K. Funding under the Sixth Amendment is 10.5% calculated on a 365/366-day basis. When the total principal amount of the Pennsylvania Loans is less than $4,000, the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount of the Pennsylvania Loans is less than $4,000 until S.K. Funding’s principal has been repaid in full. S.K. Funding will continue to be obligated, as described in this paragraph, to fund (by paying the Company) the Pennsylvania Loans for any increases in the outstanding balance of the Pennsylvania Loans up to no more than a total outstanding amount of $4,000.

The Sixth Amendment has a term of 24 months from the effective date and will automatically renew for additional six-month terms unless either party gives written notice of its intent not to renew the Sixth Amendment at least six months prior to the end of a term. Further, no Protective Advances (as such term is defined in the Agreement) will be required with respect to the Pennsylvania Loans. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

In July 2017, we entered into a line of credit agreement with a group of lenders (“Shuman”). The line is secured with assignments of certain notes and mortgages and carries a total cost of funds to us of 10%. The maximum amount we can draw on the line is $1,325, which was fully borrowed as of December 31, 2017. It is due in July 2018.

In October 2017, we entered into a Line of Credit Agreement (the “LOC Agreement”) with Paul Swanson (the “Lender”). Pursuant to the LOC Agreement, the Lender will provide us with a revolving line of credit (the “Line of Credit”) not to exceed $4,000. The LOC Agreement is effective as of October 23, 2017 and will terminate 15 months after that date unless extended by the Lender for one or more additional 15-month periods. We may terminate the LOC Agreement by providing the Lender with notice at least 60 days in advance of the original termination or any renewal termination date.

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

We are pledging, and will continue to pledge in the future, certain of our commercial loans as collateral for the Line of Credit (the “Collateral Loans”) pursuant to the Collateral Assignment of Notes and Documents dated as of October 23, 2017. The amount outstanding under the Line of Credit may not exceed 67% of the aggregate amount outstanding on the Collateral Loans then pledged to secure the Line of Credit. Our obligation to repay the Line of Credit is evidenced by two Promissory Notes from us dated October 23, 2017 (the “Promissory Notes”), one evidencing a promise to repay the secured portion of the Line of Credit and one evidencing a promise to repay the unsecured portion of the Line of Credit. As of December 31, 2017, the secured portion of the borrowings was $2,096 and the unsecured was $1,904.

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

Summary

The secured borrowings are detailed below:

	December 31, 2017		December 31, 2016
	Book Value of	Due From Shepherd’s	Book Value of	Due From Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as	Purchaser or	Served as	Purchaser or
	Collateral	Lender	Collateral	Lender
Loan purchaser
Builder Finance	$7,483	$4,089	$5,779	$2,517
S.K. Funding	9,128	4,134	7,770	4,805
Shuman	1,747	1,325	–	–
Paul Swanson	2,518	2,096	–	–

Total	$20,876	$11,644	$13,549	$7,322

As of December 31, 2016, the $7,770 of loans which served as collateral for S.K. Funding did not include the book value of the foreclosed assets which also secure their position, which amount was $1,813.

Unsecured Loans

We have various unsecured loans, the largest of which are listed in the table below:

Description	Current maturity	Maximum amount	December 31, 2017 Balance	December 31, 2016 Balance	Annual Interest Rate	Interest Cost 2017	Interest Cost 2016
Swanson Unsecured Portion	June 2018	$4,000	$1,904	$-	10.0%	$42	$-
7Kings	August 2019	500	500	500	7.5%	37	38
Builder Finance	January 2019	500	-	-	10.0%	22	-

We have several other unsecured Notes of lesser amounts with varying maturity dates.

Unsecured Notes through the Public Offering (Notes Program)

The effective interest rate on the borrowings at December 31, 2017 and 2016 was 9.21% and 8.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging anywhere from 12 to 48 months. The following table shows the roll forward of our Notes program:

	December 31, 2017	December 31, 2016

Gross notes outstanding, beginning of period	$11,221	$8,496
Notes issued	8,375	4,972
Note repayments / redemptions	(5,475)	(2,247)

Gross notes outstanding, end of period	14,121	11,221

Less deferred financing costs, net	286	411

Notes outstanding, net	$13,835	$10,810

The following is a roll forward of deferred financing costs:

	December 31, 2017	December 31, 2016

Deferred financing costs, beginning balance	$1,014	$935
Additions	88	79
Deferred financing costs, ending balance	1,102	$1,014
Less accumulated amortization	(816)	(603)
Deferred financing costs, net	$286	$411

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2017	December 31, 2016

Accumulated amortization, beginning balance	$603	$336
Additions	213	267
Accumulated amortization, ending balance	$816	$603

7. Redeemable Preferred Equity

Series C cumulative preferred units (“Series C Preferred Units”) were issued to Margaret Rauscher IRA LLC (Margaret Rauscher is the wife of one of our independent managers, Eric A. Rauscher) in March 2017 and to an IRA owned by William Myrick, another one of our independent managers, in April 2017. They are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made quarterly. This rate can increase if any interest rate on our public Notes offering rises above 12%. Dividends can be reinvested monthly into additional Series C Preferred Units. The Series C Preferred Units have the same preferential rights as the Series B Preferred Units as more fully described in the following note.

Roll forward of redeemable preferred equity:

	December 31, 2017	December 31, 2016

Beginning balance	$–	$–
Additions from new investment	1,004	–
Additions from reinvestment	93	–

Ending balance	$1,097	$–

The following table shows the earliest redemption options for investors in Series C Preferred Units as of December 31, 2017:

Year Maturing	Total Amount Redeemable

2023	$1,097

Total	$1,097

8. Members’ Capital

There are currently two classes of units outstanding: Class A common units and Series B cumulative preferred units (“Series B Preferred Units”).

The Class A common units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both December 31, 2017 and 2016.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of December 31, 2017, the Hoskins Group owns a total of 12.4 Series B Preferred Units, which were issued for a total of $1,240. Both the Series B Preferred Units and the Series C Preferred Units have the same basic preferential status as compared to the Class A common units, and are pari passu with each other. Both Preferred Unit types enjoy a liquidation preference and a dividend preference, as well as a 12-month recovery period for a shortfall in earnings.

There are two additional authorized unit classes: Class A preferred units and Class B profit units. Once Class B profit units are issued, the existing Class A common units will become Class A preferred units. Class A Preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

9. Related Party Transactions

The Company has a loan agreement with two of our larger members. The agreements layout the terms under which those members can lend money to us, providing that we desire the funds and the members wish to lend. The lines have not been used in 2017 or 2016. The rates on funds, if borrowed, are equal to those members’ cost of funds at the time of the advance.

An IRA owned by the wife of Eric A. Rauscher, one of our independent managers, and an IRA owned by William Myrick, also one of our independent managers, each own Series C Preferred Units, as more fully described in Note 7.

Each of our three independent managers and our Executive Vice President of Operations own 1% of our Class A common units.

One of our independent managers Kenneth R. Summers and his son are minor participants in the Shuman line of credit, which is more fully described in Note 6.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 8.

The Company has accepted new investments under the Notes Program from employees, managers, members and relatives of managers and members, with $1,715 and $2,197 outstanding at December 31, 2017 and 2016, respectively. The larger of these investments are detailed below:

(All dollar [$] amounts shown in table in thousands).

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2017	2016	2017	2017	2016
Eric Rauscher	Independent Manager	$475	$600	10.00%	$36	$45

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	19	16

David Wallach	Father of Member	211	111	9.42%	17	10

Joseph Rauscher	Parents of Independent Manager	195	186	9.33%	15	16

R. Scott Summers	Son of Independent Manager	275	75	8.00%	19	29

10. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $19,312 and $11,503 at December 31, 2017 and 2016, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2017 and 2016 are as follows:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2017	2017	2017	2017	2016	2016	2016	2016

Net Interest Income after Loan Loss Provision	$802	$917	$725	$617	$491	$442	$464	$479
Non-Interest Income	–	–	–	77	28	–	44	–
SG&A expense	643	537	456	454	367	297	305	350
Impairment loss on foreclosed assets	64	47	106	49	111	–	–	–
Net Income	$95	$333	$163	$191	$41	$145	$203	$129

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Selling, general and administrative expenses
Legal and accounting	$196	$167
Salaries and related expenses	1,435	798
Board related expenses	108	112
Advertising	59	46
Rent and utilities	33	19
Loan and foreclosed asset expenses	57	62
Travel	78	35
Other	124	80
Total SG&A	$2,090	$1,319

Printing costs are both for printing of investor related material and for the filing of documents electronically with the Securities and Exchange Commission..

13. Subsequent Events

Management of the Company has evaluated subsequent events through March 23, 2018, the date these consolidated financial statements were issued.

On January 2, 2018, our board of managers appointed Catherine Loftin to serve as our Chief Financial Officer. Previously, we did not have a Chief Financial Officer.

On January 5, 2018, we entered into the Twelfth Amendment (the “Amendment”) to the Credit Agreement (the “Credit Agreement”) with Benjamin Marcus Homes, L.L.C. (“BMH”) and Investor’s Mark Acquisitions, LLC (“IMA”). Pursuant to the Amendment, the balance of the BMH Loan (as defined in the Credit Agreement) is increased by the amount of money spent by BMH and IMA on a property that has been added as collateral to the BMH Loan. We will not require BMH or IMA to provide additional funds into the Interest Escrow (as defined in the Credit Agreement) as part of the funding of the BMH Loan increase. The Credit Agreement requires BMH and IMA to pay into the Interest Escrow an amount equal to 20% of the proceeds upon the payoff of each lot; provided, however, that lots which payoff in the six months following the date of the Amendment will have 100% of their proceeds applied towards principal repayment.

On January 19, 2018, the Company entered into a mortgage on the office building, which it owns and in which it operates, for $660 which is located at 13241 Bartram Park Blvd, Units 2401, 2405, 2409, and 2413.

On March 1, 2018, William Myrick, an independent manager, member of the Audit Committee, and member and Chairman of the Nominating and Corporate Governance Committee and Compensation Committee of the board of managers resigned from such positions. On March 1, 2018, in accordance with our operating agreement, the board of managers decreased the size of the board of managers from four managers to three managers. On March 5, 2018, our board of managers appointed Mr. Myrick as our Executive Vice President of Sales.

On March 1, 2018, Mr. Myrick purchased 14.3% of our Class A common equity for $1,000 from Daniel and Joyce Wallach.

On March 1, 2018, the Company borrowed $1,000 from the line of credit from Daniel Wallach and wife Joyce Wallach, which has remaining availability of $250.

