Form 10-Q
period 2018-03-31
Shepherd's Finance, LLC
filed 2018-05-10
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations, and cash flows.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our 2017 Form 10-K in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$380	$3,478
Accrued interest receivable	966	720
Loans receivable, net	39,692	30,043
Foreclosed assets	1,079	1,036
Property, plant and equipment, net	1,033	1,020
Other assets	92	58

Total assets	$43,242	$36,355

Liabilities, Redeemable Preferred Equity and Members’ Capital

Liabilities

Customer interest escrow	$786	$935
Accounts payable and accrued expenses	478	705
Accrued interest payable	1,373	1,353
Notes payable secured, net of deferred financing costs	17,554	11,644
Notes payable unsecured, net of deferred financing costs	18,002	16,904
Due to preferred equity member	31	31

Total liabilities	38,224	31,572

Commitments and Contingencies (Notes 3 and 9)

Redeemable Preferred Equity

Series C preferred equity	$1,130	$1,097

Members’ Capital

Series B preferred equity	1,240	1,240
Class A common equity	2,648	2,446
Members’ capital	3,888	3,686

Total liabilities, redeemable preferred equity and members’ capital	$43,242	$36,355

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
(in thousands of dollars)	2018	2017
Interest Income
Interest and fee income on loans	$1,827	$1,174
Interest expense:
Interest related to secured borrowings	411	179
Interest related to unsecured borrowings	450	367
Interest expense	861	546

Net interest income	966	628
Less: Loan loss provision	40	11

Net interest income after loan loss provision	926	617

Non-Interest Income
Gain from foreclosure of assets	-	77

Total non-interest income	-	77

Income	926	694

Non-Interest Expense
Selling, general and administrative	617	448
Depreciation and amortization	17	6
Impairment loss on foreclosed assets	5	49

Total non-interest expense	639	503

Net Income	$287	$191

Earned distribution to preferred equity holders	63	31

Net income attributable to common equity holders	$224	$160

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes In Members’ Capital - Unaudited

For the Three Months Ended March 31, 2018

(in thousands of dollars)	Three Months Ended March 31, 2018

Members’ capital, beginning balance	$3,686
Net income	287
Earned distributions to preferred equity holders	(63)
Distributions to common equity holders	(22)
Members’ capital, ending balance	$3,888

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017

Cash flows from operations
Net income	$287	$191
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	48	64
Provision for loan losses	40	11
Net loan origination fees deferred	85	198
Change in deferred origination expense	(23)	(64)
Impairment of foreclosed assets	5	49
Depreciation and amortization	17	6
Gain from foreclosure of assets	-	(77)
Net change in operating assets and liabilities:
Other assets	(39)	9
Accrued interest receivable	(246)	(40)
Customer interest escrow	(149)	209
Accounts payable and accrued expenses	(207)	119

Net cash (used in) provided by operating activities	(182)	675

Cash flows from investing activities
Loan originations and principal collections, net	(9,751)	(4,221)
Investment in foreclosed assets	(48)	(145)
Proceeds from sale of foreclosed assets	-	1,890
Property plant and equipment additions	(25)	(556)

Net cash used in investing activities	(9,824)	(3,032)

Cash flows from financing activities
Contributions from redeemable preferred equity	-	440
Contributions from preferred equity holders	-	10
Distributions to preferred equity holders	(30)	(28)
Distributions to common equity holders	(22)	(12)
Proceeds from secured note payable	7,581	2,001
Repayments of secured note payable	(1,665)	(2,595)
Proceeds from unsecured notes payable	4,479	4,144
Redemptions/repayments of unsecured notes payable	(3,400)	(2,573)
Deferred financing costs paid	(35)	(10)

Net cash provided by financing activities	6,908	1,377

Net decrease in cash and cash equivalents	(3,098)	(980)

Cash and cash equivalents
Beginning of period	3,478	1,566
End of period	$380	$586

Supplemental disclosure of cash flow information
Cash paid for interest	$813	$488

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holders	$33	$31

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

As of March 31, 2018, the Company extends commercial loans to residential homebuilders (in 17 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of March 31, 2018, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017 (the “2017 Statements”). The accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies in the 2017 Statements.

Accounting Standards Adopted in the Period

ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of FASB ASC 825).” Issued in January 2016, ASU 2016-01 was intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value, with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (iii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 added FASB ASC Topic 606, Revenue from Contracts with Customers, and superseded revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition and certain cost guidance in FASB ASC Topic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. ASU 2014-09 requires an entity to recognize revenue when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled. Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer. ASU 2014-09 became effective for the Company on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

Revenue

On January 1, 2018, the Company implemented Accounting Standards Update 2014-09, Revenue from Contracts with Customers, codified at ASC Topic 606. The Company adopted ASC 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made during the first quarter of 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans, which falls outside the scope of ASC 606. All of the Company’s revenue that is subject to ASC 606 would be included in non-interest income; however, not all non-interest income is subject to ASC 606. The Company had no contract liabilities or unsatisfied performance obligations with customers as of March 31, 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current period presentation.

2. Fair Value

There has been no change in our fair value policy during 2018.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017.

March 31, 2018

Quoted
Prices
in Active
			Markets	Significant
			for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,079	$1,079	$–	$–	$1,079

December 31, 2017

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2018

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$380	$380	$380	$–	$–
Loans receivable, net	39,692	39,692	–	–	39,692
Accrued interest receivable	966	966	–	–	966
Financial Liabilities:
Customer interest escrow	786	786	–	–	786
Notes payable related party	1,000	1,000	–	–	1,000
Notes payable secured	16,554	16,554	–	–	16,554
Notes payable unsecured, net	18,002	18,002	–	–	18,002
Accrued interest payable	1,373	1,373	–	–	1,373

December 31, 2017

			Quoted Prices
			in Active
			Markets for	Significant Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$3,478	$3,478	$3,478	$–	$–
Loans receivable, net	30,043	30,043	–	–	30,043
Accrued interest receivable	720	720	–	–	720
Financial Liabilities:
Customer interest escrow	935	935	–	–	935
Notes payable secured	11,644	11,644	–	–	11,644
Notes payable unsecured, net	16,904	16,904	–	–	16,904
Accrued interest payable	1,353	1,353	–	–	1,353

3. Financing Receivables

Financing receivables are comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Loans receivable, gross	$42,201	$32,375
Less: Deferred loan fees	(932)	(847)
Less: Deposits	(1,573)	(1,497)
Plus: Deferred origination expense	133	109
Less: Allowance for loan losses	(137)	(97)

Loans receivable, net	$39,692	$30,043

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of March 31, 2018, we have 64 borrowers, all of whom, including our three development loan customers (the “Hoskins Group,” consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark Hoskins, being the largest of the three), borrow money for the purpose of building new homes.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2018 and December 31, 2017:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2018	17	64	199	$84,753	$54,773	$36,959	65	%(3)	5%
2017	16	52	168	75,931	47,087	29,563	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2018 and December 31, 2017:

Year	Number of States	Number of Borrowers	Number of Loans(4)	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2018	3	3	6	$8,019	$6,362	$5,242	65%	$1,000
2017	1	1	3	4,997	4,600	2,811	56%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. Part of this collateral is $1,240 as of March 31, 2018 and December 31, 2017 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to eliminate the loan balance. Part of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	As of December 31, 2017, our development loans consisted of borrowings which originated in December 2011 and to which we refer throughout this report as the “Pennsylvania Loans”. During the first quarter of 2018, we added one additional development loan to the Pennsylvania Loans.

Credit Quality Information

The following table presents credit-related information at the “class” level in accordance with Financial Accounting Standards Board Accounting Standards Codification 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. See our Form 10-K for the year ended December 31, 2017, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	March 31, 2018	December 31, 2017

Pass	$31,194	$25,656
Special mention	7,231	6,719
Classified – accruing	3,776	–
Classified – nonaccrual	–	–
Total	$42,201	$32,375

Gross finance receivables – Method of impairment calculation:

	March 31, 2018	December 31, 2017

Performing loans evaluated individually	$11,217	$14,992
Performing loans evaluated collectively	27,208	17,383
Non-performing loans without a specific reserve	3,776	–
Non-performing loans with a specific reserve	–	–
Total	$42,201	$32,375

At March 31, 2018 and December 31, 2017, there were no loans acquired with deteriorated credit quality.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for individual borrowers are summarized in the table below:

	March 31, 2018		December 31, 2017
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	21%	Pittsburgh, PA	22%
Second highest concentration risk	Sarasota, FL	6%	Sarasota, FL	7%
Third highest concentration risk	Orlando, FL	5%	Savannah, GA	5%

4. Foreclosed Assets

Roll forward of foreclosed assets:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017

Beginning balance	$1,036	$2,798	$2,798
Additions for construction/development	48	317	296
Sale proceeds	-	(1,890)	(1,890)
Gain on sale	-	77	77
Impairment loss on foreclosed assets	(5)	(266)	(202)
Ending balance	$1,079	$1,036	$1,079

5. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2018	December 31, 2017
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$16,559	$11,644
Secured line of credit from affiliates	2	1,000	–
Unsecured line of credit (senior)	3	500	–
Other unsecured debt (senior subordinated)	4	1,007	279
Unsecured Notes through our public offering, gross	5	13,785	14,121
Other unsecured debt (subordinated)	5	2,387	2,617
Other unsecured debt (junior subordinated)	6	590	173
Total		$35,828	$28,834

The following table shows the maturity of outstanding debt as of March 31, 2018.

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements and other secured borrowings

2018	$22,413	$3,547	$1,954	$16,912
2019	4,876	4,029	833	14
2020	2,269	2,154	100	15
2021	3,904	3,889	-	15
2022 and thereafter	2,366	166	1,597	603
Total	$35,828	$13,785	$4,484	$17,559

Secured Borrowings

Purchase and Sale Agreements

In March 2018, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Loan Purchase and Sale Agreement (the “S.K. Funding LPSA”) with S.K. Funding, LLC (“S.K. Funding”).

The purpose of the Seventh Amendment was to allow S.K. Funding to purchase a portion of the Pennsylvania Loans for a purchase price of $649 under parameters different from those specified in the S.K. Funding LPSA.

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,000, S.K. Funding must fund the amount between $1,000 and less than or equal to $3,500.
●	If the total principal amount is less than $4,500 the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount is less than $4,500 until S.K. Funding’s principal has been repaid in full.
●	The interest rate accruing to S.K. Funding under the Seventh Amendment is 10.5% calculated on a 365/366-day basis.

The Seventh Amendment has a term of 24 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least six months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

During March  2018, we borrowed $1,000 against our line of credit with our Chief Executive Officer and his wife. Interest was $4 and $0 in the first quarter of 2018 and 2017, respectively. The interest rate for this borrowing was 4.4% as of March 31, 2018.

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2018 unless extended by Shuman for one or more additional 12-month periods.

The Shuman LOC was fully borrowed as of March 31, 2018

During October 2017, we entered into a line of credit agreement (the “Swanson LOC Agreement”) with Paul Swanson. Pursuant to the Swanson LOC Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $4,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in January 2019 unless extended by Mr. Swanson for one or more additional 15-month periods.

As of March 31, 2018, we have borrowed $3,851 under the Swanson LOC.

Mortgage Payable

During the first quarter of 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Secured with assignments of certain notes and mortgages;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

Summary

The Purchase and Sale Agreements and Lines of Credit are summarized below:

	March 31, 2018		December 31, 2017
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$7,506	$4,262	$7,483	$4,089
S.K. Funding	13,046	6,463	9,128	4,134

Lender
Shuman	2,134	1,325	1,747	1,325
Paul Swanson	5,147	3,851	2,518	2,096

Total	$27,833	$15,901	$20,876	$11,644

Unsecured Borrowings

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
	Maturity	Interest	March 31,	December 31,
Loan	Date	Rate (1)	2018	2017
Unsecured Note with Seven Kings Holdings, Inc.	August 2018	7.5%	500	500

Unsecured Line of Credit from Builders Finance, Inc.	January 2019	10.0%	500	-

Unsecured Line of Credit from Paul Swanson	June 2018(2)	10.0%	149	1,904

Subordinated Promissory Note	Demand(3)	7.5%	1,125	-

Subordinated Promissory Note	December 2019	10.5%	113	113

Subordinated Promissory Note	April 2020	10.0%	100	100

Senior Subordinated Promissory Note	March 2022(4)	10.0%	400	-

Senior Subordinated Promissory Note	March 2022	1.0%	728	-

Junior Subordinated Promissory Note	March 2022	22.5%	417	-

Senior Subordinated Promissory Note	October 2022	1.0%	279	279

Junior Subordinated Promissory Note	October 2022	20.0%	173	173

			$4,484	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366 day year.

(2) Due in June 2018 unless extended by Mr. Swanson for one or more additional 15-month periods.

(3) Principal due six months after lender gives notice. This note may be prepaid without fee, premium or penalty.

(4) This note may be prepaid upon lender's request at least 10 days prior to an interest payment and up to $20 of principal.

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the Notes offered pursuant to the Notes Program at March 31, 2018 and December 31, 2017 was 9.16% and 9.21%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017

Gross Notes outstanding, beginning of period	$14,121	$11,221	$11,221
Notes issued	1,309	8,375	4,144
Note repayments / redemptions	(1,645)	(5,475)	(2,573)

Gross Notes outstanding, end of period	$13,785	$14,121	$12,792

Less deferred financing costs, net	267	286	357

Notes outstanding, net	$13,518	$13,835	$12,435

The following is a roll forward of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Deferred financing costs, beginning balance	$1,102	$1,014	$1,014
Additions	29	88	10
Deferred financing costs, ending balance	$1,131	$1,102	$1,024
Less accumulated amortization	(864)	(816)	(667)
Deferred financing costs, net	$267	$286	$357

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Accumulated amortization, beginning balance	$816	$603	$603
Additions	48	213	64
Accumulated amortization, ending balance	$864	$816	$667

6. Redeemable Preferred Equity

The following is a roll forward our of Series C cumulative preferred equity (“Series C Preferred Units”):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017

Beginning balance	$1,097	$–	$–
Additions from new investment	–	1,004	440
Additions from reinvestment	33	93	–

Ending balance	$1,130	$1,097	$440

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of March 31, 2018:

Year Maturing	Total Amount Redeemable

2023	$1,130

Total	$1,130

7. Members’ Capital

There are currently two classes of units outstanding: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). The Class A Common Units are held by nine members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both March 31, 2018 and December 31, 2017.

In January 2018, our Chief Financial Officer and Executive Vice President of Operations purchased 2% and 1% of our outstanding Class A Common Units, respectively, from our CEO. In March 2018, our Executive Vice President of Sales purchased 14.3% of our outstanding Class A Common Units from our CEO.

8. Related Party Transactions

As of March 31, 2018, each of our two independent managers own 1% of our Class A Common Units. As of March 31, 2018, our CFO, Executive Vice President of Operations, and Executive Vice President of Sales each own 2%, 2%, and 15.3% of our Class A Common Units, respectively.

In March 2018, we borrowed $1,000 against our line of credit with our CEO and his wife. A more detailed description is included in Note 5 above. This borrowing is included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

In February 2018, we issued a Subordinated Promissory Note in the principal amount of $1,125 to a trust affiliated with Seven Kings Holdings, Inc. One of our independent managers, Kenneth R. Summers, is the trustee of that trust. This borrowing is included in notes payable unsecured, net of deferred financing costs on the interim condensed consolidated balance sheet.

In March 2018, we issued a Senior Subordinated Promissory Note in the principal amount of $400 to family members of one of our CEO. This borrowing is included in the notes payable unsecured, net of deferred financing costs on the interim condensed consolidated balance sheet.

In March 2018, we issued a Senior Subordinated Promissory Note in the principal amount of $400 to family members of one of our CEO.

9. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $18,935 and $19,312 at March 31, 2018 and December 31, 2017, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the four quarters of each of 2018 and 2017 are as follows:

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2018	2017	2017	2017	2017

Net Interest Income after Loan Loss Provision	$926	$802	$917	$725	$617
Non-Interest Income	–	–	–	–	77
SG&A expense	617	643	537	456	448
Depreciation and Amortization	17	–	–	–	6
Impairment loss on foreclosed assets	5	64	47	106	49
Net Income	$287	$95	$333	$163	$191

11. Non-Interest expense detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses
Legal and accounting	$143	$96
Salaries and related expenses	356	254
Board related expenses	22	29
Advertising	17	17
Rent and utilities	10	5
Loan and foreclosed asset expenses	8	7
Travel	23	15
Other	38	25
Total SG&A	$617	$448

12. Subsequent Events

Management of the Company has evaluated subsequent events through May 10, 2018, the date these consolidated financial statements were issued.

As described more fully in Note 5, in October 2017, we entered into the Swanson LOC Agreement, pursuant to which Mr. Swanson provided us with the Swanson LOC. We and Mr. Swanson entered into a Master Loan Modification Agreement which modified the Swanson LOC Agreement (the “Modification Agreement”) and is effective and enforceable by us as of April 13, 2018. The Modification Agreement increased the maximum borrowing amount under the Swanson LOC from $4,000 to $7,000. If Mr. Swanson elects not to renew the Modification Agreement, Mr. Swanson must give us written notice at least 120 days before the expiration date of the then current term. If Mr. Swanson provides such written notice, we must repay $4,000 of the Swanson LOC by the expiration date and must repay the remaining balance on the Swanson LOC by 120 days after the expiration date. Our obligation to repay the Swanson LOC is evidenced by two Modified Promissory Notes from us, one dated April 12, 2018 and evidencing a promise to repay the secured portion of the Swanson LOC and the other dated April 13, 2018 and evidencing a promise to repay the unsecured portion of the Swanson LOC. The Modification Agreement did not affect the other terms of the Swanson LOC Agreement.

In April 2018, we fully repaid our line of credit to our CEO and his wife, which had a $1,000 outstanding principal balance as of March 31, 2018.

In February 2016, we entered into a construction loan agreement (the “Vista Loan Agreement”) with Lex Partners II, LLC (“Lex Partners II”), pursuant to which we extended a construction loan (the “Vista Loan”) to Lex Partners II to be used for the refinance of a parcel of land located at 1333 Vista Drive, Sarasota, Florida 34239 and the construction of a home thereon (the “Vista Property”). On June 30, 2016, Lex Partners II deeded the Vista Property to 1333 Vista Drive, LLC (the “Property Owner”), an unaffiliated third party, but Lex Partners II remained the borrower on the Vista Loan. As of April 24, 2018, the principal balance on the Vista Loan was approximately $3,776 and the unpaid interest on the Vista Loan was approximately $243.

In February 2018, Lex Partners II defaulted under the Vista Loan by failing to make an interest payment that was due. Subsequently, on April 27, 2018, we and the Property Owner entered into an Agreement (the “Master Agreement”), which requires, among other things, that the Property Owner deed the Vista Property to us in lieu of foreclosure. When such deed in lieu of foreclosure is effective, the Master Agreement requires we pay the sum of $50 to the Property Owner. On April 27, 2018, we and the Property Owner executed a Deed in Lieu of Foreclosure Agreement (the “Deed Agreement”). As required by the Deed Agreement, on April 27, 2018, the Property Owner also executed a Warranty Deed in Lieu of Foreclosure in favor of the Company, pursuant to which the Property Owner deeded the Vista Property to us, and on May 3, 2018, we made the required payment of $50 to the Property Owner.

Pursuant to the Master Agreement, we may complete construction of the single family residence being built on the Vista Property, but we are not required to do so. When we sell the Vista Property, the Master Agreement requires that we pay the first $250 of profit (as defined in the Master Agreement) to the Property Owner, subject to certain limitations contained in the Master Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We had $39,692 and $30,043 in loan assets as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we have 199 construction loans in 17 states with 64 borrowers and six development loans in three states. As of March 31, 2018 and December 31, 2017, we had four and three development loans, respectively, in Pittsburgh, Pennsylvania (the “Pennsylvania Loans”). In addition, we have various sources of capital, detailed below:

	March 31, 2018	December 31, 2017
Capital Source
Purchase and sale agreements and other secured borrowings	$16,559	$11,644
Secured line of credit from affiliates	1,000	–
Unsecured senior line of credit from a bank	500	–
Unsecured Notes through our Notes Program	13,785	14,121
Other unsecured debt	3,984	3,069
Preferred equity, Series B units	1,240	1,240
Preferred equity, Series C units	1,130	1,097
Common equity	2,648	2,446

Total	$40,846	$33,617

Our net income increased for the first quarter of 2018 as compared to the same period in 2017 due primarily to increased loan originations, which was partially offset by payroll cost increases due to an increase the number of employees, and an increase in our loan loss reserve.

Cash used in operations was $182 as of March 31, 2018 as compared to cash provided by operations of $675 for the same period of 2017. Our decrease in operating cash flow in 2018 is mainly due to an increase in accrued interest receivable of $246 offset by a decrease in interest and other payables of $207. In 2017, our increase in operating cash flow, as compared to net income, was due to an increase in accrued expenses of $119, an increase in interest escrow of $209, and an increase in interest and other payables of $119.

Critical Accounting Estimates

To assist in evaluating our consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our Form 10-K for the year ended December 31, 2017, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2017 unless listed below.

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

March 31, 2018
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$(1,908)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $39,692.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

March 31, 2018
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$(378)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

Consolidated Results of Operations

Key financial and operating data for the three months ended March 31, 2018 and 2017 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended
	March 31,
	2018	2017
Interest Income
Interest and fee income on loans	$1,827	$1,174
Interest expense:
Interest related to secured borrowings	411	179
Interest related to unsecured borrowings	450	367
Interest expense	861	546

Net interest income	966	628
Less: Loan loss provision	40	11

Net interest income after loan loss provision	926	617

Non-Interest Income
Gain from foreclosure of assets	-	77

Total non-interest income	-	77

Income	926	694

Non-Interest Expense
Selling, general and administrative	617	448
Depreciation and amortization	17	6
Impairment loss on foreclosed assets	5	49

Total non-interest expense	639	503

Net Income	$287	$191

Earned distribution to preferred equity holders	63	31

Net income attributable to common equity holders	$224	$160

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended
	March 31,
	2018		2017
Interest Income		*		*
Interest income on loans	$1,291	13%	$780	13%
Fee income on loans	536	6%	394	7%
Interest and fee income on loans	1,827	19%	1,174	20%
Interest expense unsecured	402	4%	303	5%
Interest expense secured	411	4%	179	3%
Amortization of offering costs	48	1%	64	1%
Interest expense	861	9%	546	9%
Net interest income (spread)	$966	10%	$628	11%

Weighted average outstanding loan asset balance	$37,831		$23,756

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%; however, for our development loans the margin is fixed at 7%. Future loans are anticipated to be originated at approximately the same 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). For both 2018 and 2017, our difference between interest income and interest expense was 4%. We currently anticipate that the difference between our interest income and interest expense will continue to be 4% for the remainder of 2018.

● Fee income. Fee income is displayed in the table above. Our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans; however, we do not recognize a loan fee on our development loans. When loans terminate quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. When loans exceed their expected life, no additional fee income is recognized. In 2018 our fee income decreased 1% due to an increase in loans that exceeded their expected life. We currently anticipate that fee income will continue at the same 6% rate for the remainder of 2018.

● Amount of nonperforming assets. Generally, we can have three types of nonperforming assets that negatively affect interest spread: loans not paying interest, foreclosed assets, and cash. We had no nonperforming loans in the first quarter of 2018 and 2017. Foreclosed assets do not provide a monthly interest return. The difference between our average foreclosed asset balance in 2018 as compared to 2017 did not have a major impact on our performance in the first quarter of 2018. The amount of nonperforming assets is expected to rise over the next twelve months, due to work expected on the two lots we currently own, anticipated foreclosure of assets, and due to idle cash increases related to anticipated large borrowing inflows.

Non-Interest Income

For the three months ended March 31, 2018, we did not recognize non-interest income compared to the same period in 2017. In the first quarter of 2017, we sold a foreclosed asset and recognized a gain of $77.

SG&A Expenses

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses:
Legal and accounting	$143	$96
Salaries and related expenses	356	254
Board related expenses	22	29
Advertising	17	17
Rent and utilities	10	5
Loan and foreclosed asset expenses	8	7
Travel	23	15
Other	38	25
Total SG&A	$617	$448

Legal and accounting expenses increased due to additional work performed related to the growth of the Company. Payroll increased due to our hiring of nine new employees, which was partially offset by a reduction in our CEO’s salary.

Impairment Loss on Foreclosed Assets

We owned four foreclosed assets as of March 31, 2018, compared to five foreclosed assets that we owned as of December 31, 2017. Two of the foreclosed assets are lots under construction and the remaining two have completed homes on the lots. We do not anticipate losses on the sale of foreclosed assets in the future; however this may be subject to change based on the final selling price of the foreclosed assets.

Loan Loss Provision

Our loan loss provision increased $29 to $40 during the first quarter of 2018 compared to the same period in 2017 due to an increase in loan balances and qualitative reserve percentage as a result of the change in housing values.

Consolidated Financial Position

The following is a roll forward of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Deferred financing costs, beginning balance	$1,102	$1,014	$1,014
Additions	29	88	10
Deferred financing costs, ending balance	$1,131	$1,102	$1,024
Less accumulated amortization	(864)	(816)	(667)
Deferred financing costs, net	$267	$286	$357

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Accumulated amortization, beginning balance	$816	$603	$603
Additions	48	213	64
Accumulated amortization, ending balance	$864	$816	$667

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity, and due to new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2018.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,225	$2,196	$1,244	68%		5%
Delaware	1		1	244	171	167	70%		5%
Florida	17		56	24,455	16,252	11,588	66%		5%
Georgia	7		13	9,253	6,038	4,695	65%		5%
Indiana	2		2	640	448	241	70%		5%
Michigan	5		24	6,354	4,080	2,634	64%		5%
New Jersey	3		13	4,298	2,934	1,730	68%		5%
New York	1		7	2,491	1,444	1,393	58%		5%
North Carolina	3		6	1,650	1,155	809	70%		5%
North Dakota	1		1	375	263	108	70%		5%
Ohio	1		3	2,331	1,498	658	64%		5%
Oregon	1		1	607	425	169	70%		5%
Pennsylvania	3		22	16,688	9,434	7,230	57%		5%
South Carolina	10		29	7,595	5,224	2,990	69%		5%
Tennessee	1		3	1,120	795	449	71%		5%
Utah	1		1	400	280	207	70%		5%
Virginia	4		11	3,027	2,136	647	71%		5%
Total	64	(4)	199	$84,753	$54,773	$36,959	65%	(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder borrows in multiple states.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017:

State	Number of Borrowers		Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,224	$2,196	$925	68%		5%
Delaware	1		1	244	171	147	70%		5%
Florida	15		54	25,368	16,555	10,673	65%		5%
Georgia	7		13	8,932	5,415	3,535	61%		5%
Indiana	2		2	895	566	356	63%		5%
Michigan	4		25	7,570	4,717	2,611	62%		5%
New Jersey	2		11	3,635	2,471	1,227	68%		5%
New York	1		5	1,756	929	863	53%		5%
North Carolina	3		6	1,650	1,155	567	70%		5%
Ohio	1		1	711	498	316	70%		5%
Oregon	1		1	607	425	76	70%		5%
Pennsylvania	2		20	15,023	7,649	5,834	51%		5%
South Carolina	7		18	4,501	3,058	1,445	68%		5%
Tennessee	1		2	690	494	494	72%		5%
Utah	1		2	790	553	344	70%		5%
Virginia	1		1	335	235	150	70%		5%
Total	52	(4)	168	$75,931	$47,087	$29,563	62%	(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	We have one builder in two states.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2018 and December 31, 2017. A significant portion of our development loans consist of the Pennsylvania Loans. Our additional development loans are in South Carolina and Florida.

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2018	3	3	6	$8,019	$6,362	(3)	$5,242	65%	$1,000
2017	1	1	3	4,997	4,600	(3)	2,811	56%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. Part of this collateral is $1,240 as of March 31, 2018 and December 31, 2017 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to eliminate the loan balance. Part of the collateral value is estimated based on the selling prices anticipated for the homes. Appraised values will replace these estimates in the second quarter of 2018.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Loans receivable, gross	$42,201	$32,375
Deferred loan fees	(932)	(847)
Deposits	(1,573)	(1,497)
Deferred origination expense	133	109
Allowance for loan losses	(137)	(97)

Loans receivable, net	$39,692	$30,043

The following is a roll forward of commercial loans:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017

Beginning balance	$30,043	$20,091	$20,091
Additions	14,476	33,451	7,461
Payoffs/sales	(4,649)	(22,645)	(2,909)
Moved to foreclosed assets	–	–	–
Change in deferred origination expense	23	55	64
Change in builder deposit	(76)	(636)	(331)
Change in loan loss provision	(40)	(44)	(11)
New loan fees	(619)	(2,127)	(593)
Earned loan fees	534	1,898	395
Ending balance	$39,692	$30,043	$24,167

Finance Receivables – By risk rating:

	March 31, 2018	December 31, 2017

Pass	$31,194	$25,656
Special mention	7,231	6,719
Classified – accruing	3,776	–
Classified – nonaccrual	–	–
Total	$42,201	$21,569

Below is an aging schedule of gross loans receivable as of March 31, 2018, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	204	$38,425	91%
60-89 days	1	3,776	9%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	205	$42,201	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	205	$42,201	100%

Below is an aging schedule of gross loans receivable as of March 31, 2018, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	204	$38,425	91%
60-89 days	1	3,776	9%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	205	$42,201	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	205	$42,201	100%

Below is an aging schedule of gross loans receivable as of December 31, 2017, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	171	$32,375	100%

Below is an aging schedule of gross loans receivable as of December 31, 2017, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	171	$32,375	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017

Beginning balance	$1,036	$2,798	$2,798
Additions for construction/development	48	317	296
Sale proceeds	–	(1,890)	(1,890)
Gain on sale	–	77	77
Impairment loss on foreclosed assets	(5)	(266)	(202)
Ending balance	$1,079	$1,036	$1,079

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017

Beginning balance	$935	$812	$812
Preferred equity dividends	30	115	28
Additions from Pennsylvania Loans	-	480	51
Additions from other loans	102	1,163	629
Interest, fees, principal or repaid to borrower	(281)	(1,635)	(499)
Ending balance	$786	$935	$1,021

Related Party Borrowings

During March 2018, we borrowed $1,000 under our line of credit with our CEO and his wife. We incurred $4 and $0 of interest expense during the period ended March 31, 2018 and 2017, respectively. The interest rate for this borrowing was 4.4% as of March 31, 2018.

Secured Borrowings

Purchase and Sale Agreements

In March 2018, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Loan Purchase and Sale Agreement (the “S.K. Funding LPSA”) with S.K. Funding, LLC (“S.K. Funding”).

The purpose of the Seventh Amendment was to allow S.K. Funding to purchase a portion of the Pennsylvania Loans for a purchase price of $649 under parameters different from those specified in the S.K. Funding LPSA.

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,000, S.K. Funding must fund the amount between $1,000 and less than or equal to $3,500.
●	If the total principal amount is less than $4,500 the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount is less than $4,500 until S.K. Funding’s principal has been repaid in full.
●	The interest rate accruing to S.K. Funding under the Seventh Amendment is 10.5% calculated on a 365/366-day basis.

The Seventh Amendment has a term of 24 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least six months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2018 unless extended by Shuman for one or more additional 12-month periods.

The Shuman LOC was fully borrowed as of March 31, 2018

During October 2017, we entered into a line of credit agreement (the “Swanson LOC Agreement”) with Paul Swanson. Pursuant to the Swanson LOC Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $4,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in January 2019 unless extended by Mr. Swanson for one or more additional 15-month periods.

As of March 31, 2018, we have borrowed $3,851 under the Swanson LOC.

Summary

The secured borrowings are detailed below:

	March 31, 2018		December 31, 2017
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as	Purchaser or	Served as	Purchaser or
	Collateral	Lender	Collateral	Lender
Loan Purchaser
Builder Finance, Inc.	$7,506	$4,262	$7,483	$4,089
S.K. Funding, LLC	13,046	6,463	9,128	4,134

Lender
Shuman	2,134	1,325	1,747	1,325
Paul Swanson	5,147	3,851	2,518	2,096

Total	$27,833	$15,901	$20,876	$11,644

		Typical Current Advance Rate	Does Buyer Portion
	Year Initiated	On New Loans	Have Priority?	Rate
Loan Purchaser
Builder Finance, Inc.	2014	70%	Yes	The rate our customer pays us
S.K. Funding, LLC	2015	55%	Varies	9–9.5%

Lender
Shuman	2017	67%	Yes	10%
Paul Swanson	2017	67%	Yes	10%

Unsecured Borrowings

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
	Maturity	Interest	March 31,	December 31,
Loan	Date	Rate (1)	2018	2017
Unsecured Note with Seven Kings Holdings, Inc.	August 2018	7.5%	500	500

Unsecured Line of Credit from Builders Finance, Inc.	January 2019	10.0%	500	-

Unsecured Line of Credit from Paul Swanson	June 2018(2)	10.0%	149	1,904

Subordinated Promissory Note	Demand(3)	7.5%	1,125	-

Subordinated Promissory Note	December 2019	10.5%	113	113

Subordinated Promissory Note	April 2020	10.0%	100	100

Senior Subordinated Promissory Note	March 2022(4)	10.0%	400	-

Senior Subordinated Promissory Note	March 2022	1.0%	728	-

Junior Subordinated Promissory Note	March 2022	22.5%	417	-

Senior Subordinated Promissory Note	October 2022	1.0%	279	279

Junior Subordinated Promissory Note	October 2022	20.0%	173	173

			$4,484	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366 day year.

(2) Due in June 2018 unless extended by Mr. Swanson for one or more additional 15-month periods.

(3) Principal due six months after lender gives notice. This note may be prepaid without fee, premium or penalty.

(4) This note may be prepaid upon lender's request at least 10 days prior to an interest payment and up to $20 of principal.

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the Notes offered pursuant to our Notes Program at March 31, 2018 and December 31, 2017 was 9.16% and 9.21%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the roll forward of our Notes program:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017

Gross Notes outstanding, beginning of period	$14,121	$11,221	$11,221
Notes issued	1,309	8,375	4,144
Note repayments / redemptions	(1,645)	(5,475)	(2,573)

Gross Notes outstanding, end of period	$13,785	$14,121	$12,792

Less deferred financing costs, net	267	286	357

Notes outstanding, net	$13,518	$13,835	$12,435

The following is a roll forward of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Deferred financing costs, beginning balance	$1,102	$1,014	$1,014
Additions	29	88	10
Deferred financing costs, ending balance	$1,131	$1,102	$1,024
Less accumulated amortization	(864)	(816)	(667)
Deferred financing costs, net	$267	$286	$357

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Accumulated amortization, beginning balance	$816	$603	$603
Additions	48	213	64
Accumulated amortization, ending balance	$864	$816	$667

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to assets was 13% as of March 31, 2018 and 16% as of December 31, 2017. We anticipate this ratio dropping until more preferred equity is added. We are currently exploring potential increases in preferred equity.

In January 2018, our Chief Financial Officer and Executive Vice President of Operations purchased 2% and 1% of our Class A common units; respectively, from our CEO. In March 2018, our Executive Vice President of Sales purchased 14.3% of our Class A common units from our CEO.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2018	December 31, 2017
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$16,559	$11,644
Secured line of credit from affiliates	2	1,000	–
Unsecured line of credit (senior)	3	500	–
Other unsecured debt (senior subordinated)	4	1,007	279
Unsecured Notes through our Notes Program, gross	5	13,785	14,121
Other unsecured debt (subordinated)	5	2,387	2,617
Other unsecured debt (junior subordinated)	6	590	173
Total		$35,828	$28,834

Liquidity and Capital Resources

The Company’s anticipated primary sources of liquidity going forward, and the amounts received from such sources as of March 31, 2018 and 2017, are:

Source of Liquidity	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Comment and Future Outlook
Secured debt	$7,581	$2,001	We increased our related party debt and added a mortgage on our office building. We will continue to increase funds through bank participation during 2018 as needed.
Unsecured debt	4,479	4,144	Our unsecured debt outside of our Notes Program increased during 2018. We plan to increase our unsecured borrowings as needed
Principal payments	4,649	2,909	Our loan volume increased in 2018 resulting in an increase in principal payments. We anticipate continued growth in payoffs as our volume increases.
Interest income	1,291	780	We anticipate interest income increasing as our loan balances grow. Our concentrations in large borrowers adds risk to this source of liquidity.
Funds from the sale of foreclosed assets	–	–	We anticipate selling more foreclosed assets in the future.

The Company’s anticipated primary uses of liquidity going forward, and the amounts expended on such uses as of the three months ended March 31, 2018 and 2017, are:

Use of Liquidity	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Comment and Future Outlook
Unfunded and new loans	$18,935	$15,257	We have loan commitments which are unfunded which will need to be funded as the collateral of these loans are built. As we create new loans, some portion of those will be funded at the initial creation of the loan and then the rest will be funded over time.
Payments on secured debt	1,665	2,595	These will continue to grow as loan payoffs continue to rise.
Payments on unsecured debt	3,400	2,573	Consists mostly of borrowings from our Notes program. We anticipate these payments to increase in 2018.
Interest expense	861	546	We anticipate interest expense increasing as we grow.
Distributions to owners	52	40	Distributions are based on income

To help manage our liquidity, we:

●	do not offer demand deposits (for instance, a checking account). We manage the duration of our Notes through the interest rates we offer at any time;

●	fund loan requests with varying sources of capital, not just our Notes offering; and

●	match our interest rate to our borrower to our cost of funds.

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Higher short-term rates may increase the rates builders are charged by banks faster than our rates to the builder will grow, which might be a benefit for us. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. Short term interest rates have risen slightly but are generally low historically.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, and December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

During 2018, we hired a Vice President of Administrative Operations and Product Development to further implement segregation of duties. In addition, we placed into service an internally developed proprietary software system to assist in the management of our Notes Program, which replaced an electronic spreadsheet system. The development of the proprietary software system was designed in part to enhance the overall system of internal controls over financial reporting through further automation of various business processes. Except for the above-mentioned items there has been no change in our internal controls over financial reporting during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, on January 31, 2018, we issued approximately 0.0474022 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,740.22, and approximately 0.0601630 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,016.30. On February 28, 2018, we issued approximately 0.0478762 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,787.62, and approximately 0.0607647 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,076.47. On March 31, 2018, we issued approximately 0.0478762 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,787.62, and approximately 0.0613723 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,137.23. The proceeds received from the sales of the partial Series C Preferred Units in those transactions were used for the funding of construction loans.

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of March 31, 2018, we had issued $15,981,000 in Notes pursuant to that public offering. From September 29, 2015 through March 31, 2018, we incurred expenses of $191,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2018 were $15,790,000, 100% of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2018, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Twelfth Amendment to the Credit Agreement between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated as of January 5, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 8, 2018, Commission File No. 333-203707

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* Filed herewith.

** Pursuant to Regulation 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 10, 2018	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

