Form 10-Q
period 2018-06-30
Shepherd's Finance, LLC
filed 2018-08-09
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

(302)752-2688

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$247	$3,478
Accrued interest receivable	653	720
Loans receivable, net	41,819	30,043
Foreclosed assets	5,636	1,036
Property, plant and equipment, net	1,045	1,020
Other assets	176	58

Total assets	$49,576	$36,355

Liabilities, Redeemable Preferred Equity and Members’ Capital

Liabilities

Customer interest escrow	$544	$935
Accounts payable and accrued expenses	482	705
Accrued interest payable	1,654	1,353
Notes payable secured, net of deferred financing costs	21,058	11,644
Notes payable unsecured, net of deferred financing costs	20,769	16,904
Due to preferred equity member	31	31

Total liabilities	44,538	31,572

Commitments and Contingencies (Notes 3 and 9)

Redeemable Preferred Equity

Series C preferred equity	1,165	1,097

Members’ Capital

Series B preferred equity	1,280	1,240
Class A common equity	2,593	2,446
Members’ capital	3,873	3,686

Total liabilities, redeemable preferred equity and members’ capital	$49,576	$36,355

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Six Months ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2018	2017	2018	2017
Interest Income
Interest and fee income on loans	$2,045	$1,356	$3,872	$2,530
Interest expense:
Interest related to secured borrowings	517	215	928	394
Interest related to unsecured borrowings	513	401	963	768
Interest expense	1,030	616	1,891	1,162

Net interest income	1,015	740	1,981	1,368
Less: Loan loss provision	19	15	59	26

Net interest income after loan loss provision	996	725	1,922	1,342

Non-Interest Income
Gain from sale of foreclosed assets	–	–	–	77

Total non-interest income	–	–	–	77

Income	996	725	1,922	1,419

Non-Interest Expense
Selling, general and administrative	691	450	1,308	898
Depreciation and amortization	21	6	38	12
Impairment loss on foreclosed assets	80	106	85	155

Total non-interest expense	792	562	1,431	1,065

Net Income	$204	163	$491	$354

Earned distribution to preferred equity holders	67	57	130	88

Net income attributable to common equity holders	$137	106	$361	$266

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Six Months Ended June 30, 2018

(in thousands of dollars)	Six Months Ended June 30, 2018

Members’ capital, beginning balance	$3,686
Net income	491
Contributions from members (preferred)	40
Earned distributions to preferred equity holders	(130)
Distributions to common equity holders	(214)
Members’ capital, ending balance	$3,873

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
(in thousands of dollars)	2018	2017

Cash flows from operations
Net income	$491	$354
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	95	121
Provision for loan losses	59	26
Net loan origination fees deferred (earned)	351	254
Change in deferred origination expense	(87)	(71)
Impairment of foreclosed assets	85	155
Depreciation and amortization	38	12
Gain from sale of foreclosed assets	-	(77)
Net change in operating assets and liabilities
Other assets	(118)	10
Accrued interest receivable	(176)	(74)
Customer interest escrow	(391)	17
Accounts payable and accrued expenses	78	39

Net cash provided by (used in) operating activities	425	742

Cash flows from investing activities
Loan originations and principal collections, net	(15,996)	(9,090)
Investment in foreclosed assets	(545)	(265)
Proceeds from sale of foreclosed assets	-	1,890
Property plant and equipment additions	(63)	(583)

Net cash provided by (used in) investing activities	(16,564)	(8,048)

Cash flows from financing activities
Contributions from redeemable preferred equity	-	1,004
Contributions from members (preferred)	40	10
Distributions to preferred equity holders	(62)	(58)
Distributions to common equity holders	(214)	(117)
Proceeds from secured note payable	13,538	5,775
Repayments of secured note payable	(4,118)	(4,277)
Proceeds from unsecured notes payable	8,784	9,218
Redemptions/repayments of unsecured notes payable	(4,953)	(5,687)
Deferred financing costs paid	(67)	(40)

Net cash provided by (used in) financing activities	12,948	5,828

Net increase (decrease) in cash and cash equivalents	(3,231)	(1,478)

Cash and cash equivalents
Beginning of period	3,478	1,566
End of period	$247	$88

Supplemental disclosure of cash flow information
Cash paid for interest	$1,533	$1,062

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holders	$68	$29
Foreclosure of assets	$3,897	$–
Accrued interest reduction due to foreclosure	$243	$–

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

1. Description of Business and Basis of Presentation

Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. The Company is a sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operates pursuant to its Second Amended and Restated Operating Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017.

As of June 30, 2018, the Company extends commercial loans to residential homebuilders (in 17 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017 (the “2017 Statements”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2017 Statements.

Accounting Standards Adopted in the Period

Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of FASB ASC 825).” The Financial Accounting Standards Board (“FASB”) issued ASU 2016-01 in January 2016, and it was intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value, with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (iii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 added FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and superseded revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 requires an entity to recognize revenue when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled. Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer. ASU 2014-09 became effective for the Company on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

Revenue

On January 1, 2018, the Company implemented ASU 2014-09, codified at ASC Topic 606. The Company adopted ASC Topic 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made during the first quarter of 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC Topic 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans, which falls outside the scope of ASC Topic 606. All of the Company’s revenue that is subject to ASC Topic 606 would be included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. The Company had no contract liabilities or unsatisfied performance obligations with customers as of June 30, 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current period presentation.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017.

June 30, 2018

	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,636	$5,636	$–	$–	$5,636

December 31, 2017

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,036	$1,036	$–	$–	$1,036

The Company had no impaired loans as of June 30, 2018 and December 31, 2017.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2018

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$247	$247	$247	$–	$–
Loans receivable, net	41,819	41,819	–	–	41,819
Accrued interest receivable	653	653	–	–	653
Financial Liabilities:
Customer interest escrow	544	544	–	–	544
Notes payable secured	21,058	21,058	–	–	21,058
Notes payable unsecured, net	20,769	20,769	–	–	20,769
Accrued interest payable	1,654	1,654	–	–	1,654

December 31, 2017

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$3,478	$3,478	$3,478	$–	$–
Loans receivable, net	30,043	30,043	–	–	30,043
Accrued interest receivable	720	720	–	–	720
Financial Liabilities:
Customer interest escrow	935	935	–	–	935
Notes payable secured	11,644	11,644	–	–	11,644
Notes payable unsecured, net	16,904	16,904	–	–	16,904
Accrued interest payable	1,353	1,353	–	–	1,353

3. Financing Receivables

Financing receivables are comprised of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Loans receivable, gross	$44,803	$32,375
Less: Deferred loan fees	(1,197)	(847)
Less: Deposits	(1,827)	(1,497)
Plus: Deferred origination expense	196	109
Less: Allowance for loan losses	(156)	(97)

Loans receivable, net	$41,819	$30,043

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of June 30, 2018, the Company has 68 borrowers, all of whom, including four development loan customers (the “Hoskins Group,” consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark Hoskins, being the largest of the four), borrow money for the purpose of building new homes.

The following is a summary of the loan portfolio to builders for home construction loans as of June 30, 2018 and December 31, 2017:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2018	17	68	245	$93,976	$60,551	$38,888	64	%(3)	5%
2017	16	52	168	75,931	47,087	29,564	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2018 and December 31, 2017:

Year	Number of States	Number of Borrowers	Number of Loans(4)	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2018	3	4	7	$8,249	$6,367	$5,915	72%	$1,000
2017	1	1	3	4,997	4,600	2,811	56%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,280 and $1,240 as of June 30, 2018 and December 31, 2017, respectively of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	As of December 31, 2017, our development loans consisted of borrowings which originated in December 2011 and to which we refer throughout this report as the “Pennsylvania Loans”. During the first six months of 2018, the Company originated one additional development loan to the Pennsylvania Loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our Form 10-K for the year ended December 31, 2017, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	June 30, 2018	December 31, 2017

Pass	$39,327	$25,656
Special mention	5,476	6,719
Total	$44,803	$32,375

Gross finance receivables – Method of impairment calculation:

	June 30, 2018	December 31, 2017

Performing loans evaluated individually	$18,409	$14,992
Performing loans evaluated collectively	26,394	17,383
Total	$44,803	$32,375

As of June 30, 2018 and December 31, 2017, there were no loans acquired with deteriorated credit quality.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for individual borrowers are summarized in the table below:

	June 30, 2018		December 31, 2017
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	23%	Pittsburgh, PA	22%
Second highest concentration risk	Cape Coral, FL	4%	Sarasota, FL	7%
Third highest concentration risk	Orlando, FL	4%	Savannah, GA	5%

4. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017

Beginning balance	$1,036	$2,798	$2,798
Additions from loans	4,140	-	-
Additions for construction/development	545	317	265
Sale proceeds	-	(1,890)	(1,890)
Gain on sale	-	77	77
Impairment loss on foreclosed assets	(85)	(266)	(155)
Ending balance	$5,636	$1,036	$1,095

During April 2018, we entered into a Deed in Lieu of Foreclosure Agreement with a certain borrower who defaulted on a loan by failing to make an interest payment that was due. The Company reclassified $4,140, consisting of $3,897 of principal from Loan receivable, net and $243 of interest from Accrued interest receivable, to Foreclosed assets on the balance sheet as of June 30, 2018.

5. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2018	December 31, 2017
Borrowing Source
Purchase and sale agreements	1	$19,186	$11,644
Secured line of credit from affiliates	2	1,877	-
Unsecured line of credit (senior)	3	500	-
Other unsecured borrowings (senior subordinated)	4	1,008	279
Unsecured Notes through our public offering, gross	5	15,274	14,121
Other unsecured borrowings (subordinated)	5	3,649	2,617
Other unsecured borrowings (junior subordinated)	6	590	173
Total		$42,084	$28,834

The following table shows the maturity of outstanding borrowings as of June 30, 2018:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Purchase and Sale Agreements and Other Secured Borrowings

2018	$25,728	$2,306	$3,007	$20,415
2019	7,556	6,499	1,043	14
2020	2,270	2,155	100	15
2021	3,788	3,773	-	15
2022 and thereafter	2,742	541	1,597	604
Total	$42,084	$15,274	$5,747	$21,063

Secured Borrowings

Purchase and Sale Agreements

In March 2018, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Loan Purchase and Sale Agreement (the “S.K. Funding LPSA”) with S.K. Funding, LLC (“S.K. Funding”).

The purpose of the Seventh Amendment was to allow S.K. Funding to purchase a portion of the Pennsylvania Loans for a purchase price of $649.

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,000, S.K. Funding must fund the amount between $1,000 and less than or equal to $3,500.
●	If the total principal amount is less than $4,500 then the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount is less than $4,500 until S.K. Funding’s principal has been repaid in full.
●	The interest rate accruing to S.K. Funding under the Seventh Amendment is 10.5% calculated on a 365/366-day basis.

The Seventh Amendment has a term of 24 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least six months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

Amendments to the Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into a First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 6.8% and 4.4% as of June 30, 2018 and 2017, respectively. We borrowed $877 and $0 against the Wallach LOC as of June 30, 2018 and 2017, respectively. Interest was $6 and $10 for the quarter and six months ended June 30, 2018, respectively. As of June 30, 2018, there was $373 remaining availability on the Wallach LOC.

During June 2018, we entered into a First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which our Chief Executive Officer’s trust (the “Wallach Trust LOC”) which modified the interest rate to generally equal the prime rate plus 3%. The interest rate for this borrowing was 6.8% and 4.4% as of June 30, 2018 and 2017, respectively. As of June 30, 2018, we borrowed $0 against the Wallach Trust LOC. As of June 30, 2018, there the was $250 remaining availability on the Wallach Trust LOC.

Line of Credit (Shuman)

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2019 unless extended by Shuman for one or more additional 12-month periods.

The Shuman LOC was fully borrowed as of June 30, 2018. Interest expense was $33 and $67 for the quarter and six months ended June 30, 2018, respectively.

Modification to the Line of Credit with Paul Swanson

During April 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the Line of Credit Agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in January 2019 unless extended by Mr. Swanson for one or more additional 15-month periods.

The Swanson LOC was fully borrowed as of June 30, 2018. Interest expense was $165 and $265 for the quarter and six months ended June 30, 2018, respectively.

New Line of Credit with William Myrick

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Executive Vice President of Sales, William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all of our assets;
●	Cost of funds to us generally equal to the prime rate plus 3%; and
●	Due upon demand.

The Myrick LOC was fully borrowed as of June 30, 2018. Interest expense was $3 for both the quarter and six months ended June 30, 2018.

Mortgage Payable

During the first six months of 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $654 as of June 30, 2018. Interest expense was $7 and $18 for the quarter and six months ended June 30, 2018.

Summary

The purchase and sale agreements and lines of credit are summarized below:

	June 30, 2018		December 31, 2017
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$8,538	$4,843	$7,483	$4,089
S.K. Funding	10,108	6,625	9,128	4,134

Lender
Shuman	2,160	1,325	1,747	1,325
Paul Swanson	8,214	5,738	2,518	2,096

Total	$29,020	$18,531	$20,876	$11,644

Unsecured Borrowings

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate (1)	June 30, 2018	December 31, 2017
Unsecured Note with Seven Kings Holdings, Inc.	August 2018	7.5%	500	500

Unsecured Line of Credit from Builder Finance, Inc.	January 2019	10.0%	500	-

Unsecured Line of Credit from Paul Swanson	December 2018(2)	10.0%	1,262	1,904

Subordinated Promissory Note	Demand(3)	7.5%	1,125	-

Subordinated Promissory Note	December 2019	10.5%	263	113

Subordinated Promissory Note	April 2020	10.0%	100	100

Senior Subordinated Promissory Note	March 2022(4)	10.0%	400	-

Senior Subordinated Promissory Note	March 2022(5)	1.0%	728	-

Junior Subordinated Promissory Note	March 2022(5)	22.5%	417	-

Senior Subordinated Promissory Note	October 2022(6)	1.0%	279	279

Junior Subordinated Promissory Note	October 2022(6)	20.0%	173	173

			$5,747	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366 day year.

(2) Due in December 2018 unless extended by Mr. Swanson for one or more additional 15-month periods.

(3) Principal due six months after lender gives notice. This note may be prepaid without fee, premium, or penalty.

(4) This note may be prepaid upon lender’s request at least 10 days prior to an interest payment and up to $20 of principal.

(5) These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(6) These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the Notes (“Notes”) offered pursuant to the Notes Program at June 30, 2018 and December 31, 2017 was 9.39% and 9.21%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the roll forward of the Notes Program:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017

Gross Notes outstanding, beginning of period	$14,121	$11,221	$11,221
Notes issued	3,350	8,375	8,105
Note repayments / redemptions	(2,197)	(5,475)	(5,087)

Gross Notes outstanding, end of period	$15,274	$14,121	$14,239

Less deferred financing costs, net	252	286	330

Notes outstanding, net	$15,022	$13,835	$13,909

The following is a roll forward of deferred financing costs:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2018	December 31, 2017	June 30, 2017

Deferred financing costs, beginning balance	$1,102	$1,014	$1,014
Additions	61	88	40
Deferred financing costs, ending balance	$1,163	$1,102	$1,054
Less accumulated amortization	(911)	(816)	(724)
Deferred financing costs, net	$252	$286	$330

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2018	December 31, 2017	June 30, 2017

Accumulated amortization, beginning balance	$816	$603	$603
Additions	95	213	121
Accumulated amortization, ending balance	$911	$816	$724

6. Redeemable Preferred Equity

The following is a roll forward of Series C cumulative preferred equity (“Series C Preferred Units”):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017

Beginning balance	$1,097	$–	$–
Additions from new investment	–	1,004	1,004
Additions from reinvestment	68	93	29

Ending balance	$1,165	$1,097	$1,033

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of June 30, 2018:

Year of Available Redemption	Total Amount Redeemable

2023	$1,165

Total	$1,165

7. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of June 30, 2018, the Class A Common Units are held by nine members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both June 30, 2018 and December 31, 2017.

In January 2018, our Chief Financial Officer and Executive Vice President of Operations purchased 2% and 1% of our outstanding Class A Common Units, respectively, from our CEO. In March 2018, our Executive Vice President of Sales purchased 14.3% of our outstanding Class A Common Units from our CEO.

8. Related Party Transactions

As of June 30, 2018, each of the Company’s two independent managers own 1% of our Class A Common Units. As of June 30, 2018, our CFO, Executive Vice President of Operations, and Executive Vice President of Sales each own 2%, 2%, and 15.3% of our Class A Common Units, respectively.

As of June 30, 2018, the Company borrowed $877 against the Wallach LOC, which is a line of credit with our CEO and his wife. A more detailed description is included in Note 5 above. This borrowing is included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

As of June 30, 2018, the Company borrowed $1,000 against the Myrick LOC, which is a line of credit with our Executive Vice President of Sales. A more detailed description is included in Note 5 above. This borrowing is included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

In February 2018, the Company issued a Subordinated Promissory Note in the principal amount of $1,125 to a trust affiliated with Seven Kings Holdings, Inc. One of our independent managers, Kenneth R. Summers, is the trustee of that trust. This borrowing is included in notes payable unsecured, net of deferred financing costs on the interim condensed consolidated balance sheet.

In March 2018, the Company issued a Senior Subordinated Promissory Note in the principal amount of $400 to family members of our CEO. This borrowing is included in the notes payable unsecured, net of deferred financing costs on the interim condensed consolidated balance sheet.

9. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $21,676 and $19,312 at June 30, 2018 and December 31, 2017, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the two quarters of 2018 and four quarters of 2017 are as follows:

	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2018	2018	2017	2017	2017	2017

Net Interest Income after Loan Loss Provision	$996	$926	$802	$917	$725	$617
Non-Interest Income	–	–	–	–	–	77
SG&A expense	691	617	643	537	456	454
Depreciation and Amortization	21	17	–	–	–	6
Impairment loss on foreclosed assets	80	5	64	47	106	49
Net Income	$204	$287	$95	$333	$163	$191

11. Non-Interest expense detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Six Months Ended June 30,
	2018	2017
Selling, general and administrative expenses
Legal and accounting	$223	$125
Salaries and related expenses	833	583
Board related expenses	37	55
Advertising	35	25
Rent and utilities	20	14
Loan and foreclosed asset expenses	38	26
Travel	51	32
Other	71	38
Total SG&A	$1,308	$898

12. Subsequent Events

Management of the Company has evaluated subsequent events through August 8, 2018, the date these consolidated financial statements were issued.

On July 31, 2018, we redeemed all of our outstanding Series C Cumulative Preferred Units (the “Preferred Units”), which were held by two investors. On August 1, 2018, we sold 12 of our Preferred Units to Daniel M. Wallach, our Chief Executive Officer and Chairman of our board of managers, and his wife, Joyce S. Wallach, for the total price of $1,200.

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

Overview

We had $41,819 and $30,043 in loan assets as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we have 245 construction loans in 17 states with 68 borrowers and seven development loans in three states with 4 borrowers. As of June 30, 2018, and December 31, 2017, we had four and three development loans, respectively, in Pittsburgh, Pennsylvania (the “Pennsylvania Loans”).

We have various sources of capital, detailed below:

	June 30, 2018	December 31, 2017
Capital Source
Purchase and sale agreements and other secured borrowings	$19,186	$11,644
Secured line of credit from affiliates	1,877	–
Unsecured senior line of credit from a bank	500	–
Unsecured Notes through our Notes Program	15,274	14,121
Other unsecured debt	5,247	3,069
Preferred equity, Series B units	1,280	1,240
Preferred equity, Series C units	1,165	1,097
Common equity	2,593	2,446

Total	$47,122	$33,617

Our net income increased for the second quarter and six months ended June 30, 2018 as compared to the same period in 2017 due primarily to increased loan originations which was partially offset by payroll cost increases due to an increase the number of employees, and an increase in our loan loss reserve.

Cash provided by operations was $425 as of June 30, 2018 as compared to $742 for the same period of 2017. Our decrease in operating cash flow in 2018 compared to the same period of 2017 was due to a decrease in customer interest escrow of $408 offset by an increase in net loan origination fee deferred of $97.

Critical Accounting Estimates

To assist in evaluating our consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our Form 10-K as of and for the year ended December 31, 2017, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2017 unless listed below.

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

June 30, 2018
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$(2,092)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $42,153.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

June 30, 2018
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$(1,973)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed  assets of $5,636.

Consolidated Results of Operations

Key financial and operating data for the three and six months ended June 30, 2018 and 2017 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Income
Interest and fee income on loans	$2,045	$1,356	$3,872	$2,530
Interest expense:
Interest related to secured borrowings	517	215	928	394
Interest related to unsecured borrowings	513	401	963	768
Interest expense	1,030	616	1,891	1,162

Net interest income	1,015	740	1,981	1,368
Less: Loan loss provision	19	15	59	26

Net interest income after loan loss provision	996	725	1,922	1,342

Non-Interest Income
Gain from foreclosure of assets	–	–	–	–
Gain from sale of foreclosed assets	–	–	–	77

Total non-interest income	–	–	–	77

Income	996	725	1,922	1,419

Non-Interest Expense
Selling, general and administrative	691	450	1,308	898
Depreciation and amortization	21	6	38	12
Impairment loss on foreclosed assets	80	106	85	155

Total non-interest expense	792	562	1,431	1,065

Net Income	$204	$163	$491	$354

Earned distribution to preferred equity holders	67	57	130	88

Net income attributable to common equity holders	$137	$106	$361	$266

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
Interest Income		*		*		*		*
Interest income on loans	$1,416	13%	$851	12%	$2,708	13%	$1,631	12%
Fee income on loans	629	6%	505	7%	1,164	6%	899	7%
Interest and fee income on loans	2,045	19%	1,356	19%	3,872	19%	2,530	19%
Interest expense unsecured	467	4%	344	5%	868	4%	647	5%
Interest expense secured	513	4%	215	3%	928	4%	394	3%
Amortization offering costs	50	1%	57	1%	95	1%	121	1%
Interest expense	1,030	10%	616	9%	1,891	9%	1,162	9%
Net interest income (spread)	1,015	9%	740	10%	1,981	10%	1,368	10%

Weighted average outstanding loan asset balance	$42,439		$28,211		$40,135		$25,983

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%; however, for our development loans the margin is fixed at 7%. Future loans are anticipated to be originated at an increase of 1% to approximately 3% margin. This component is also impacted by the lending of money with no interest cost (our equity). For the six months ended June 30, 2018, the difference between interest income and interest expense was 4% compared to 3% for the same period of 2017. The increase relates to an increase in default interest rate for the classified accruing loan during the first quarter of 2018.

For the quarter ended June 30, 2018 and quarter and six months ended June 30, 2017 the difference between interest income and interest expense was 3%. We currently anticipate that the difference between our interest income and interest expense will continue to be 3% for the remainder of 2018.

● Fee income. Our construction loans have a 5% fee on the amount we commit to lend, which is amortized over the expected life of each of those loans; however, we do not recognize a loan fee on our development loans. When loans terminate quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. When loans exceed their expected life, no additional fee income is recognized. In 2018 our fee income decreased 1% due to an increase in loans that exceeded their expected life. We currently anticipate that fee income will continue at the same 6% rate for the remainder of 2018.

● Amount of nonperforming assets. Generally, we can have three types of nonperforming assets that negatively affect interest spread: loans not paying interest, foreclosed assets, and cash. All of our loans were paying interest in the quarter ended June 30, 2018 and quarter and six months ended June 30, 2017. One loan was not paying interest in the six months ended June 30, 2018.

Foreclosed assets do not provide a monthly interest return. In April 2018, we recorded $3,897 from Loan receivables, net to Foreclosed assets on the balance sheet as of June 30, 2018, which resulted in a negative impact on our interest spread.

The amount of nonperforming assets is expected to rise over the next twelve months, due to expected development costs related to foreclosed assets, anticipated foreclosure of assets, and idle cash increases related to anticipated large borrowing inflows.

Non-Interest Income

For the three and six months ended June 30, 2018, we did not recognize non-interest income compared to the same period of 2017. In the first six months of 2017, we sold a foreclosed asset and recognized a gain of $77. We do not anticipate Non-interest income for 2018.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative expenses
Legal and accounting	$80	$29	$223	$125
Salaries and related expenses	477	329	833	583
Board related expenses	15	26	37	55
Advertising	18	8	35	25
Rent and utilities	10	9	20	14
Loan foreclosed asset expenses	30	19	38	26
Travel	28	17	51	32
Other	33	13	71	38
Total SG&A	$691	$450	$1,308	$898

Legal and accounting expenses increased due to additional work performed related to the growth of the Company. Salaries and related expenses increased due to our hiring of 11 new employees, which was partially offset by a reduction in our CEO’s salary.

Impairment Loss on Foreclosed Assets

We owned five foreclosed assets as of June 30, 2018, compared four as of December 31, 2017. Three of the foreclosed assets are lots under construction and the remaining two have completed homes on the lots. We do not anticipate losses on the sale of foreclosed assets in the future; however, this may be subject to change based on the final selling price of the foreclosed assets.

Loan Loss Provision

Our loan loss provision increased $19 and $59 for the quarter and six month ended June 30, 2018 compared to $15 and $26 for the same periods of 2017 due to an increase in loan balances and qualitative reserve percentage as a result of the change in housing values.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2018.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	4	$1,071	$750	$218	70%		5%
Colorado	3	7	3,878	2,621	1,729	68%		5%
Florida	17	73	22,652	15,143	9,392	67%		5%
Georgia	8	12	8,246	5,594	3,929	68%		5%
Indiana	2	3	932	652	273	70%		5%
Michigan	5	30	7,754	4,697	2,723	61%		5%
New Jersey	4	14	5,188	3,494	2,233	67%		5%
New York	1	7	2,567	1,496	1,375	58%		5%
North Carolina	5	9	2,656	1,859	925	70%		5%
North Dakota	1	1	375	263	205	70%		5%
Ohio	1	3	2,331	1,497	1,145	64%		5%
Oregon	1	1	607	348	280	57%		5%
Pennsylvania	3	29	21,708	12,424	8,860	57%		5%
South Carolina	11	40	10,357	7,188	4,349	69%		5%
Tennessee	1	2	640	426	262	67%		5%
Utah	1	2	920	634	264	69%		5%
Virginia	3	8	2,094	1,465	726	70%		5%
Total	68	245	$93,976	$60,551	$38,888	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,224	$2,196	$925	68%		5%
Delaware	1		1	244	171	147	70%		5%
Florida	15		54	25,368	16,555	10,673	65%		5%
Georgia	7		13	8,932	5,415	3,535	61%		5%
Indiana	2		2	895	566	356	63%		5%
Michigan	4		25	7,570	4,717	2,611	62%		5%
New Jersey	2		11	3,635	2,471	1,227	68%		5%
New York	1		5	1,756	929	863	53%		5%
North Carolina	3		6	1,650	1,155	567	70%		5%
Ohio	1		1	711	498	316	70%		5%
Oregon	1		1	607	425	76	70%		5%
Pennsylvania	2		20	15,023	7,649	5,834	51%		5%
South Carolina	7		18	4,501	3,058	1,445	68%		5%
Tennessee	1		2	690	494	494	72%		5%
Utah	1		2	790	553	344	70%		5%
Virginia	1		1	335	235	150	70%		5%
Total	52	(4)	168	$75,931	$47,087	$29,564	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder in multiple states.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2018 and December 31, 2017. A significant portion of our development loans consist of the Pennsylvania Loans. Our additional development loans are in South Carolina and Florida.

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2018	3	4	7	$8,249	$6,367	(3)	$5,915	72%	$1,000
2017	1	1	3	4,997	4,600	(3)	2,811	56%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. Part of this collateral is $1,280 as of June 30, 2018 and $1,240 as of December 31, 2017 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to eliminate the loan balance. Part of the collateral value is estimated based on the selling prices anticipated for the homes. Appraised values will replace these estimates in the third quarter of 2018.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Loans receivable, gross	$44,803	$32,375
Less: Deferred loan fees	(1,197)	(847)
Less: Deposits	(1,827)	(1,497)
Plus: Deferred origination expense	196	109
Less: Allowance for loan losses	(156)	(97)
Loans receivable, net	$41,819	$30,043

The following is a roll forward of combined loans:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017

Beginning balance	$30,043	$20,091	$20,091
Additions	19,870	33,451	16,081
Payoffs/sales	(11,337)	(22,645)	(6,229)
Moved to foreclosed assets	3,897	-	–
Change in deferred origination expense	87	55	71
Change in builder deposit	(331)	(636)	(762)
Change in loan loss provision	(59)	(44)	(26)
New loan fees	(1,528)	(2,127)	(1,153)
Earned loan fees	1,177	1,898	899
Ending balance	$41,819	$30,043	$28,972

Finance Receivables – By risk rating:

	June 30, 2018	December 31, 2017

Pass	$39,327	$25,656
Special mention	5,476	6,719
Classified – accruing	-	-
Classified – nonaccrual	-	-
Total	$44,803	$32,375

Finance Receivables – Method of impairment calculation:

	June 30, 2018	December 31, 2017

Performing loans evaluated individually	$18,409	$14,992
Performing loans evaluated collectively	26,394	17,383
Non-performing loans without a specific reserve	-	-
Non-performing loans with a specific reserve	-	-
Total	$44,803	$32,375

At June 30, 2018 and December 31, 2017, there were no loans acquired with deteriorated credit quality.

Below is an aging schedule of gross loans receivable as of June 30, 2018, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	252	$44,803	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	252	$44,803	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	252	$44,803	100%

Below is an aging schedule of gross loans receivable as of June 30, 2018, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	252	$44,803	100%
60-89 days	–	–	0%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	252	$44,803	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	252	$44,803	100%

Below is an aging schedule of gross loans receivable as of December 31, 2017, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	171	$32,375	100%

Below is an aging schedule of gross loans receivable as of December 31, 2017, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	0%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	0%

Total	171	$32,375	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017

Beginning balance	$1,036	$2,798	$2,798
Additions from loans	4,140	-	-
Additions for construction/development	545	317	265
Sale proceeds	-	(1,890)	(1,890)
Gain on sale	-	77	77
Impairment loss on foreclosed assets	(85)	(266)	(155)
Ending balance	$5,636	$1,036	$1,095

During April 2018, we entered into a Deed in Lieu of Foreclosure Agreement (the “Deed Agreement”) with a certain borrower who defaulted on a loan by failing to make an interest payment that was due. As a result, the Company reclassified $4,140, consisting of $3,897 of principal from Loan receivable, net and $243 of interest from Accrued interest receivable, to Foreclosed assets on the balance sheet as of June 30, 2018.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017

Beginning balance	$935	$812	$812
Preferred equity dividends	62	115	57
Additions from Pennsylvania Loans	101	480	51
Additions from other loans	160	1,163	901
Interest, fees, principal or repaid to borrower	(714)	(1,635)	(992)
Ending balance	$544	$935	$829

Related Party Borrowings

During June 2018, we entered into a First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate to generally equal the prime rate plus 3%. The interest rate for this borrowing was 6.8% and 4.4% as of June 30, 2018 and 2017, respectively. We borrowed $877 and $0 against the Wallach LOC as of June 30, 2018 and 2017, respectively. Interest expense was $6 and $10 for the quarter and six months ended June 30, 2018, respectively, and $0 for the quarter and six months ended June 30, 2017.

During June 2018, we entered into a First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which our Chief Executive Officer’s trust (the “Wallach Trust LOC”) which modified the interest rate to generally equal the prime rate plus 3%. The interest rate for this borrowing was 6.8% and 4.4% as of June 30, 2018 and 2017, respectively. We borrowed $0 against the Wallach Trust LOC as of June 30, 2018 and 2017.

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Executive Vice President of Sales, William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all of our assets;
●	Cost of funds to us generally equal to the prime rate plus 3%; and
●	Due upon demand.

The Myrick LOC was fully borrowed as of June 30, 2018. The interest rate for the Myrick LOC was 6.8% as of June 30, 2018. Interest expense on the Myrick LOC was $3 for both the quarter and six months ended June 30, 2018.

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

Lines of Credit

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2019 unless extended by Shuman for one or more additional 12-month periods.

The Shuman LOC was fully borrowed as of June 30, 2018. Interest expense was $33 and $67 for the quarter and six months ended June 30, 2018, respectively.

During April 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the Line of Credit Agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in January 2018 unless extended by Mr. Swanson for one or more additional 15-month periods.

The Swanson LOC was fully borrowed as of June 30, 2018. Interest expense was $165 and $265 for the quarter and six months ended June 30, 2018, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

Summary

The purchase and sale agreements and lines of credit are summarized below:

	June 30, 2018		December 31, 2017
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$8,538	$4,843	$7,483	$4,089
S.K. Funding	10,108	6,625	9,128	4,134

Lender
Shuman	2,160	1,325	1,747	1,325
Paul Swanson	8,214	5,738	2,518	2,096

Total	$29,020	$18,531	$20,876	$11,644

		Typical Current Advance Rate	Does Buyer Portion
	Year Initiated	On New Loans	Have Priority?	Rate
Loan Purchaser
Builder Finance, Inc.	2014	70%	Yes	The rate our customer pays us
S.K. Funding	2015	55%	Varies	9–9.5%

Lender
Shuman	2017	67%	Yes	10%
Paul Swanson	2017	67%	Yes	10%

Unsecured Borrowings

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate (1)	June 30, 2018	December 31, 2017
Unsecured Note with Seven Kings Holdings, Inc.	August 2018	7.5%	500	500

Unsecured Line of Credit from Builder Finance, Inc.	January 2019	10.0%	500	-

Unsecured Line of Credit from Paul Swanson	December 2018(2)	10.0%	1,262	1,904

Subordinated Promissory Note	Demand(3)	7.5%	1,125	-

Subordinated Promissory Note	December 2019	10.5%	263	113

Subordinated Promissory Note	April 2020	10.0%	100	100

Senior Subordinated Promissory Note	March 2022(4)	10.0%	400	-

Senior Subordinated Promissory Note	March 2022(5)	1.0%	728	-

Junior Subordinated Promissory Note	March 2022(5)	22.5%	417	-

Senior Subordinated Promissory Note	October 2022(6)	1.0%	279	279

Junior Subordinated Promissory Note	October 2022(6)	20.0%	173	173

			$5,747	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366 day year.

(2) Due in December 2018 unless extended by Mr. Swanson for one or more additional 15-month periods.

(3) Principal due six months after lender gives notice. This note may be prepaid without fee, premium, or penalty.

(4) This note may be prepaid upon lender’s request at least 10 days prior to an interest payment and up to $20 of principal.

(5) These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(6) These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the Notes offered pursuant to the Notes Program at June 30, 2018 and December 31, 2017 was 9.39% and 9.21%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017

Gross Notes outstanding, beginning of period	$14,121	$11,221	$11,221
Notes issued	3,350	8,375	8,105
Note repayments / redemptions	(2,197)	(5,475)	(5,087)

Gross Notes outstanding, end of period	$15,274	$14,121	$14,239

Less deferred financing costs, net	252	286	330

Notes outstanding, net	$15,022	$13,835	$13,909

The following is a roll forward of deferred financing costs:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2018	December 31, 2017	June 30, 2017

Deferred financing costs, beginning balance	$1,102	$1,014	$1,014
Additions	61	88	40
Deferred financing costs, ending balance	$1,163	$1,102	$1,054
Less accumulated amortization	(95)	(816)	(724)
Deferred financing costs, net	$911	$286	$330

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30, 2018	December 31, 2017	June 30, 2017

Accumulated amortization, beginning balance	$816	$603	$603
Additions	95	213	121
Accumulated amortization, ending balance	$911	$816	$724

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to assets was 10% as of June 30, 2018 and 13% as of December 31, 2017. We anticipate this ratio dropping until more preferred equity is added. We are currently exploring potential increases in preferred equity.

In January 2018, our Chief Financial Officer and Executive Vice President of Operations purchased 2% and 1% of our Class A common units; respectively, from our CEO. In March 2018, our Executive Vice President of Sales purchased 14.3% of our Class A common units from our CEO.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2018	December 31, 2017
Borrowing Source
Purchase and sale agreements	1	$19,186	$11,644
Secured line of credit from affiliates	2	1,877	-
Unsecured line of credit (senior)	3	500	-
Other unsecured borrowings (senior subordinated)	4	1,008	279
Unsecured Notes through our Notes Program, gross	5	15,274	14,121
Other unsecured borrowings (subordinated)	5	3,649	2,617
Other unsecured borrowings (junior subordinated)	6	590	173
Total		$42,084	$28,834

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of June 30, 2018, and December 31, 2017, we had 252 and 171, respectively, in combined loans outstanding, which totaled $44,803 and $32,375, respectively, in gross loan receivables outstanding. Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $21,676 and $19,312 as of June 30, 2018 and December 31, 2017, respectively. We anticipate a significant increase in our gross loans receivables over the 12 months subsequent to June 30, 2018 by directly increasing originations through new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt and equity, which are described in the following table:

Source of Liquidity	As of June 30, 2018	As of December 31, 2017
Secured debt	$21,058	$11,644
Unsecured debt	20,769	16,904
Equity	5,038	4,783

Secured debt, net of deferred financing costs increased $9,414 during the six months ended June 30, 2018, which consisted of an increase in loan purchase and sale agreements, balances on lines of credits with affiliates and mortgage payable of $6,887, $1,877 and $650, respectively. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to June 30, 2018 through our existing loan purchase and sale agreements.

The other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $3,865 during the six months ended June 30, 2018, which consisted of an increase in our Notes Program of $1,187 and an increase in the balances of unsecured lines of credit of $2,678. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to June 30, 2018.

Equity increased $255 during the six months ended June 30, 2018, which consisted of an increase in Series C cumulative preferred units (“Series C Units”), Series B cumulative preferred units, and Class A common equity of $68, $40 and $147, respectively. We anticipate an increase in our equity during the 12 months subsequent to June 30, 2017 through the issuance of additional Series C Units. During the year ended December 31, 2017, we increased the amount of Series C Units outstanding by $1,097. If we do are not able to increase our equity through the issuance of additional Series C Units, we will look to our Notes Program for the increase. If we anticipate not being able to fund our projected increases in loan balances through the means listed above, we may reduce new loan originations to reduce need for additional funds.

Cash provided by operations was $425 as of June 30, 2018 as compared to $742 for the same period of 2017. Our decrease in operating cash flow in 2018 compared to the same period of 2017 was due to a decrease in customer interest escrow of $408 offset by an increase in net loan origination fee deferred of $97.

Contractual Obligations

The following table shows the maturity of our outstanding debt as of June 30, 2018:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings

2018	$25,728	$2,306	$3,007	$20,415
2019	7,556	6,499	1,043	14
2020	2,270	2,155	100	15
2021	3,788	3,773	-	15
2022 and thereafter	2,742	541	1,597	604
Total	$42,084	$15,274	$5,747	$21,063

The total amount maturing through year ended December 31, 2019 is $33,284, which consists of secured borrowings of $20,429 and unsecured borrowings of $12,855.

Secured borrowings maturing through year ended December 30, 2019 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding) and two lenders (Stephen Shuman and Paul Swanson).

The purchasers under the loan purchase and sale agreements have an unconditional obligation to fund loans once agreed to purchase; however, Builder Finance, Inc. has put options that could require us to (a) buy back loans after 12 months and (b) buy back 10% of the portfolio commitment value in any 12 months.

Our lenders have lines of credit with the Company described as follows:

Stephen Shuman’s line of credit (“Shuman LOC”) is due July 2019 and unless terminated will automatically renew 60 days prior for an additional 12 months. If the Shuman LOC does not renew, $1,325 will be due in July 2019, which we would expect to fund through loan payoffs.

Paul Swanson’s line of credit (“Swanson LOC”) is due on December 31, 2018 and unless terminated will automatically renew 120 days prior for an additional 15 months. If the Swanson LOC does not renew, $4,000 will be due on December 31, 2018 and $3,000 will be due 120 days after, and which we would expect to fund through loan payoffs used as collateral for the line.

Unsecured borrowings due on December 31, 2018 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $8,805 and $4,050, respectively. To the extent that Notes issued pursuant to the Notes Program are not renewed upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 5 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

To help manage our liquidity, we:

●	do not offer demand deposits (for instance, a checking account). We manage the duration of our Notes through the interest rates we offer at any time;

●	fund loan requests with varying sources of capital, not just from proceeds of our Notes Program; and

●	match our interest rate to our borrower to our cost of funds.

The following table contains our sources of liquidity for the six months ended June 30, 2018 and 2017:

Source of Liquidity	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Comment and Future Outlook
Secured debt	$13,538	$5,775	We increased our related party debt and added a mortgage on our office building. We intend to continue to increase funds through bank participation during 2018 as needed.
Unsecured debt	8,784	9,218	Our unsecured debt outside of our Notes Program increased during 2018. We plan to increase our unsecured borrowings as needed.
Principal payments	11,337	6,229	Our loan volume increased in 2018 resulting in an increase in principal payments. We anticipate continued growth in payoffs as our volume increases.
Interest income	2,708	1,631	We anticipate interest income increasing as our loan balances grow. Our concentration in large borrowers adds risk to this source of liquidity.
Funds from the sale of foreclosed assets	–	1,890	We anticipate selling more foreclosed assets in the future.

The following table contains our uses of liquidity for the six months ended June 30, 2018 and 2017:

Use of Liquidity	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Comment and Future Outlook
Unfunded and new loans	$21,676	$17,797	We have loan commitments which are unfunded and will be funded as the collateral of these loans are built. As we create new loans, a portion will be funded at origination and the remaining balance will fund over time.
Payments on secured debt	4,118	4,277	These will continue to grow as loan payoffs continue to rise.
Payments on unsecured debt	4,953	5,687	Consists mostly of borrowings from our Notes program. We anticipate these payments to increase in 2018.
Interest expense	1,891	1,162	We anticipate interest expense increasing as we incur additional debt.
Distributions to owners	276	175	Distributions are based on income.

Inflation, Interest Rates, and Housing Starts

Since we are in the housing industry, we are affected by factors that impact that industry. Housing starts impact our customers’ ability to sell their homes. Faster sales generally mean higher effective interest rates for us, as the recognition of fees we charge is spread over a shorter period. Slower sales generally mean lower effective interest rates for us. Slower sales also are likely to increase the default rate we experience.

Housing inflation generally has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are average in many of the housing markets in the U.S. today, and our lending against these values is safer than loans made by financial institutions in 2006 to 2008.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, and December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

During 2018, we hired a Vice President of Administrative Operations and Product Development to further implement segregation of duties. In addition, we placed into service an internally developed proprietary software system to assist in the management of our Notes Program, which replaced an electronic spreadsheet system. The development of the proprietary software system was designed in part to enhance the overall system of internal controls over financial reporting through further automation of various business processes. Except for the above-mentioned items there has been no change in our internal controls over financial reporting during the quarter and six months ended June 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, on January 31, 2018, we issued approximately 0.0474022 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,740.22, and approximately 0.0601630 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,016.30. On February 28, 2018, we issued approximately 0.0478762 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,787.62, and approximately 0.0607647 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,076.47. On March 31, 2018, we issued approximately 0.0483550 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,835.50, and approximately 0.0613723 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,137.23. On April 30, 2018, we issued approximately 0.0488386 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,883.86, and approximately 0.06198.60 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,198.60. On May 31, 2018, we issued approximately 0.0493269 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,932.69, and approximately 0.0626059 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,260.59. On June 30, 2018, we issued approximately 0.0498202 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $4,982.02, and approximately 0.0632320 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,323.20. The proceeds received from the sales of the partial Series C Preferred Units in those transactions were used for the funding of construction loans.

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of June 30, 2018, we had issued $18,435,000 in Notes pursuant to that public offering. From September 29, 2015 through June 30, 2018, we incurred expenses of $246,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2018 were $18,189,000, 100% of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2018, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Master Loan Modification Agreement to the Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of April 11, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.2	Unsecured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.3	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017 and April 13, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.4	Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated April 27, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 3, 2018, Commission File No. 333-203707

10.5	Deed in Lieu of Foreclosure Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated April 27, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 3, 2018, Commission File No. 333-203707

10.6	Warranty Deed in Lieu of Foreclosure Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated April 27, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on May 3, 2018, Commission File No. 333-203707

10.7*	First Amendment to Promissory Note between Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018

10.8*	First Amendment to Promissory Note between Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 9, 2018	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

