Form 10-Q
period 2018-09-30
Shepherd's Finance, LLC
filed 2018-11-08
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

(302) 752-2688

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

	As of
(in thousands of dollars)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$3,345	$3,478
Accrued interest receivable	620	720
Loans receivable, net	42,541	30,043
Foreclosed assets	6,323	1,036
Property, plant and equipment, net	1,023	1,020
Other assets	274	58

Total assets	$54,126	$36,355

Liabilities, Redeemable Preferred Equity and Members’ Capital

Liabilities

Customer interest escrow	$877	$935
Accounts payable and accrued expenses	863	705
Accrued interest payable	1,867	1,353
Notes payable secured, net of deferred financing costs	20,338	11,644
Notes payable unsecured, net of deferred financing costs	24,847	16,904
Due to preferred equity member	32	31

Total liabilities	48,824	31,572

Commitments and Contingencies (Notes 3 and 9)

Redeemable Preferred Equity

Series C preferred equity	1,426	1,097

Members’ Capital

Series B preferred equity	1,320	1,240
Class A common equity	2,556	2,446
Members’ capital	3,876	3,686

Total liabilities, redeemable preferred equity and members’ capital	$54,126	$36,355

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Nine Months ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2018	2017	2018	2017
Interest Income
Interest and fee income on loans	$2,045	$1,673	$5,917	$4,203
Interest expense:
Interest related to secured borrowings	552	342	1,480	718
Interest related to unsecured borrowings	587	424	1,550	1,192
Interest expense	1,139	748	3,030	1,910

Net interest income	906	925	2,887	2,293
Less: Loan loss provision	2	8	61	34

Net interest income after loan loss provision	904	917	2,826	2,259

Non-Interest Income
Gain from sale of foreclosed assets	-	-	-	77
Gain from foreclosure of assets	20	-	20	-

Total non-interest expense/income	20	-	20	77

Income	924	917	2,846	2,336

Non-Interest Expense
Selling, general and administrative	680	525	1,988	1,423
Depreciation and amortization	23	12	61	24
Loss from sale of foreclosed assets	3	-	3	-
Loss from foreclosure of assets	47	-	47	-
Impairment loss on foreclosed assets	4	47	89	202

Total non-interest expense	757	584	2,188	1,649

Net Income	$167	333	$658	$687

Earned distribution to preferred equity holders	69	61	199	149

Net income attributable to common equity holders	$98	272	$459	$538

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Nine Months Ended September 30, 2018

(in thousands of dollars)	Nine Months Ended September 30, 2018

Members’ capital, beginning balance	$3,686
Net income	658
Contributions from members (preferred)	80
Earned distributions to preferred equity holders	(199)
Distributions to common equity holders	(349)
Members’ capital, ending balance	$3,876

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
(in thousands of dollars)	2018	2017

Cash flows from operations
Net income	$658	$687
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	142	165
Provision for loan losses	61	34
Net loan origination fees deferred	375	120
Change in deferred origination expense	(31)	(26)
Impairment of foreclosed assets	89	202
Depreciation and amortization	61	24
Gain on foreclosed assets	(20)	-
Loss on foreclosed assets	47	-
Gain from sale of foreclosed assets	-	(77)
Loss from sale of foreclosed assets	3	-
Net change in operating assets and liabilities
Other assets	(216)	(67)
Accrued interest receivable	(143)	(155)
Customer interest escrow	(58)	39
Accounts payable and accrued expenses	672	217

Net cash provided by operating activities	1,640	1,163

Cash flows from investing activities
Loan originations and principal collections, net	(18,072)	(9,663)
Proceeds from sale of loans	198	-
Investment in foreclosed assets	(1,039)	(296)
Proceeds from sale of foreclosed assets	370	1,890
Property plant and equipment additions	(64)	(698)

Net cash used in investing activities	(18,607)	(8,767)

Cash flows from financing activities
Contributions from redeemable preferred equity	1,400	1,004
Contributions from members (preferred)	80	70
Distributions to redeemable preferred equity	(1,176)	-
Distributions to preferred equity holders	(93)	(88)
Distributions to common equity holders	(349)	(189)
Proceeds from secured note payable	19,181	11,760
Repayments of secured note payable	(9,905)	(6,914)
Proceeds from unsecured notes payable	12,149	9,412
Redemptions/repayments of unsecured notes payable	(4,258)	(6,481)
Deferred financing costs paid	(195)	(65)

Net cash provided by financing activities	16,834	8,509

Net increase (decrease) in cash and cash equivalents	(133)	905

Cash and cash equivalents
Beginning of period	3,478	1,566
End of period	$3,345	$2,471

Supplemental disclosure of cash flow information
Cash paid for interest	$2,466	$1,616

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holders	$105	$29
Foreclosure of assets	$4,494	$-
Accrued interest reduction due to foreclosure	$243	$-
Secured line of credit reduction due to construction loan purchase	$477	-

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

1. Description of Business and Basis of Presentation

Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. The Company is the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operates pursuant to its Second Amended and Restated Operating Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017.

As of September 30, 2018, the Company extends commercial loans to residential homebuilders (in 16 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2017 financial statements.

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

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans, which falls outside the scope of ASC Topic 606. All of the Company’s revenue that is subject to ASC Topic 606 would be included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. The Company had no contract liabilities or unsatisfied performance obligations with customers as of September 30, 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current period presentation.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017.

September 30, 2018

	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$6,323	$6,323	$-	$-	$6,323
Impaired Loans	1,000	997	-	-	997

December 31, 2017

Quoted Prices
			in Active Markets for	Significant Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,036	$1,036	$–	$–	$1,036

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2018

			Quoted Prices
			in Active
			Markets for	Significant Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$3,345	$3,345	$3,345	$–	$–
Loans receivable, net	42,541	42,541	–	–	42,541
Accrued interest receivable	620	620	–	–	620
Financial Liabilities:
Customer interest escrow	877	877	–	–	877
Notes payable secured, net	20,338	20,338	–	–	20,338
Notes payable unsecured, net	24,847	24,847	–	–	24,847
Accrued interest payable	1,867	1,867	–	–	1,867

December 31, 2017

			Quoted
			Prices
			in Active Markets for	Significant Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$3,478	$3,478	$3,478	$–	$–
Loans receivable, net	30,043	30,043	–	–	30,043
Accrued interest receivable	720	720	–	–	720
Financial Liabilities:
Customer interest escrow	935	935	–	–	935
Notes payable secured	11,644	11,644	–	–	11,644
Notes payable unsecured, net	16,904	16,904	–	–	16,904
Accrued interest payable	1,353	1,353	–	–	1,353

3. Financing Receivables

Financing receivables are comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Loans receivable, gross	$45,214	$32,375
Less: Deferred loan fees	(1,222)	(847)
Less: Deposits	(1,434)	(1,497)
Plus: Deferred origination expense	141	109
Less: Allowance for loan losses	(158)	(97)

Loans receivable, net	$42,541	$30,043

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of September 30, 2018, the Company’s portfolio consisted of 232 commercial construction and seven development loans with 68 borrowers within 16 states.

The following is a summary of the loan portfolio to builders for home construction loans as of September 30, 2018 and December 31, 2017:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2018	16	68	232	$91,989	$60,943	$40,179	66	%(3)	5%
2017	16	52	168	75,931	47,087	29,564	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2018 and December 31, 2017:

Year	Number of States	Number of Borrowers	Number of Loans(4)	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2018	3	3	7	$7,046	$6,434	$5,035	71%	$1,000
2017	1	1	3	4,997	4,600	2,811	56%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,320 and $1,240 as of September 30, 2018 and December 31, 2017, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	As of December 31, 2017, our development loans consisted of borrowings which originated in December 2011 and to which we refer throughout this report as the “Pennsylvania Loans”.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our Form 10-K for the year ended December 31, 2017, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	September 30, 2018	December 31, 2017

Pass	$40,103	$25,656
Special mention	4,111	6,719
Classified – accruing	-	-
Classified – nonaccrual	1,000	-
Total	$45,214	$32,375

Gross finance receivables – Method of impairment calculation:

	September 30, 2018	December 31, 2017

Performing loans evaluated individually	$17,193	$14,992
Performing loans evaluated collectively	27,021	17,383
Non-performing loans with a specific reserve	-	-
Non-performing loans without a specific reserve	1,000	-
Total	$45,214	$32,375

As September 30, 2018 and December 31, 2017, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017

Unpaid principal balance (contractual obligation from customer)	$1,000	$-
Charge-offs and payments applied	-	-
Gross value before related allowance	1,000	-
Related allowance	(3)	-
Value after allowance	$997	$-

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for individual borrowers are summarized in the table below:

	September 30, 2018		December 31, 2017
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	25%	Pittsburgh, PA	22%
Second highest concentration risk	Orlando, FL	10%	Sarasota, FL	7%
Third highest concentration risk	Cape Coral, FL	3%	Savannah, GA	5%

4. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017

Beginning balance	$1,036	$2,798	$2,798
Additions from loans	4,737	-	-
Additions for construction/development	1,039	317	296
Sale proceeds	(370)	(1,890)	(1,890)
Gain on sale	-	77	77
Loss on sale	(3)	-	-
Gain on foreclosure	20	-	-
Loss on foreclosure	(47)	-	-
Impairment loss on foreclosed assets	(89)	(266)	(202)
Ending balance	$6,323	$1,036	$1,079

During the nine months ended September 30, 2018 we recorded four deed in lieu of foreclosures. Three of the four were with a certain borrower with a completed home and two lots. The fourth was with a borrower who defaulted on a loan by failing to make interest payments.

During the first nine of months of 2018, we reclassified $4,737 to foreclosed assets, $4,494 of principal from loans receivable, net; and $243 from accrued interest receivable. We sold one of our foreclosed assets with sales proceeds of $370 and a loss on the sale of $3.

During the quarter ended September 30, 2018, we reclassified $597 to foreclosed assets and recognized a gain on foreclosure of $20 on the two lots and a loss on foreclosure of $47 on the completed home.

5. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2018	December 31, 2017
Borrowing Source
Borrowings secured by loans	1	$16,931	$11,644
Other secured borrowings	2	3,511	-
Unsecured line of credit (senior)	3	500	-
Other unsecured borrowings (senior subordinated)	4	1,008	279
Unsecured Notes through our public offering, gross	5	17,975	14,121
Other unsecured borrowings (subordinated)	5	5,008	2,617
Other unsecured borrowings (junior subordinated)	6	590	173
Total		$45,523	$28,834

The following table shows the maturity of outstanding borrowings as of September 30, 2018:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings

2018	$18,254	$1,259	$60	$16,935
2019	12,888	7,386	2,628	2,874
2020	6,723	3,436	3,272	15
2021	3,789	3,773	-	16
2022 and thereafter	3,869	2,121	1,146	602
Total	$45,523	$17,975	$7,106	$20,442

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

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,000, S.K. Funding must fund the amount between $1,000 and less than or equal to $3,500.
●	If the total principal amount is less than $4,500, then the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount is less than $4,500 until S.K. Funding’s principal has been repaid in full.
●	The interest rate accruing to S.K. Funding under the Seventh Amendment is 10.5% calculated on a 365/366-day basis.

The Seventh Amendment has a term of 24 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least nine months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

Amendments to the Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into a First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 8.0% and 4.4% as of September 30, 2018 and 2017, respectively. As of September 30, 2018, and 2017, we borrowed $0 against the Wallach LOC. Interest was $10 and $20 for the quarter and nine months ended September 30, 2018, respectively. As of September 30, 2018, $1,250 remained available on the Wallach LOC.

During June 2018, we entered into a First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 8.0% and 4.4% as of September 30, 2018 and 2017, respectively. As of September 30, 2018, and 2017, we borrowed $0 against the Wallach Trust LOC. As of September 30, 2018, $250 remained available on the Wallach Trust LOC.

Line of Credit (Shuman)

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2019, unless extended by Shuman for one or more additional 12-month periods.

The Shuman LOC was fully borrowed as of September 30, 2018. Interest expense was $33 and $100 for the quarter and nine months ended September 30, 2018, respectively.

Modification to the Line of Credit with Paul Swanson

During April 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 9%; and
●	Automatic renewal in September 2018 and extended for 15 months.

The Swanson LOC was fully borrowed as of September 30, 2018. Interest expense was $180 and $445 for the quarter and nine months ended September 30, 2018, respectively.

Line of Credit (Myrick)

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Executive Vice President (“EVP”) of Sales, William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all of our assets;
●	Cost of funds to us of prime rate plus 3%; and
●	Due upon demand.

As of September 30, 2018, $1,000 remained available on the Myrick LOC. Interest expense was $14 and $17 for the quarter and nine months ended September 30, 2018, respectively.

London Financial

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”) with the following terms:

●	Principal of $3,250;
●	Secured by collateral of land and improvements by a certain foreclosed asset;
●	Cost of funds to us of 12%; and
●	Due in September 2019.

As of September 30, 2018, $2,860 was borrowed against the London Loan with an additional $390 that remained available upon completion of additional work performed of the foreclosed asset. Interest expense was $3 for the quarter and nine months ended September 30, 2018.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $651 as of September 30, 2018. Interest expense was $9 and $27 for the quarter and nine months ended September 30, 2018, respectively.

Summary

Borrowings secured by loan assets are summarized below:

	September 30, 2018		December 31, 2017
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$7,467	$4,510	$7,483	$4,089
S.K. Funding	9,366	6,716	9,128	4,134

Lender
Shuman	1,575	1,325	1,747	1,325
Paul Swanson	5,965	4,380	2,518	2,096

Total	$24,373	$16,931	$20,876	$11,644

Unsecured Borrowings

Other Unsecured Debts*

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate (1)	September 30, 2018	December 31, 2017
Unsecured Note with Seven Kings Holdings, Inc.	February 2019 (2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2019	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	April 2020(3)	9.0%	2,621	1,904
Subordinated Promissory Note	September 2019(4)	9.5%	1,125	-
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	October 2019	10.0%	150	-
Senior Subordinated Promissory Note	March 2022(4)	10.0%	400	-
Senior Subordinated Promissory Note	March 2022(5)	1.0%	728	-
Junior Subordinated Promissory Note	March 2022(5)	22.5%	417	-
Senior Subordinated Promissory Note	October 2020(6)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(6)	20.0%	173	173
			$7,106	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366 day year.

(2) Due six months after lender gives notice.

(3) Automatically renewed in September 2018 and extended for 15 months.

(4) Due on the earlier of six months after lender gives notice or September 2019.

(4) Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(5) These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(6) These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the notes (“Notes”) offered pursuant to the Notes Program at September 30, 2018 and December 31, 2017 was 9.83% and 9.21%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the roll forward of the Notes Program:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017

Gross Notes outstanding, beginning of period	$14,121	$11,221	$11,221
Notes issued	6,357	8,375	8,299
Note repayments / redemptions	(2,503)	(5,475)	(5,381)

Gross Notes outstanding, end of period	$17,975	$14,121	$14,139

Less deferred financing costs, net	233	286	311

Notes outstanding, net	$17,742	$13,835	$13,828

The following is a roll forward of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2018	December 31, 2017	September 30, 2017

Deferred financing costs, beginning balance	$1,102	$1,014	$1,014
Additions	89	88	65
Deferred financing costs, ending balance	$1,191	$1,102	$1,079
Less accumulated amortization	(958)	(816)	(768)
Deferred financing costs, net	$233	$286	$311

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2018	December 31, 2017	September 30, 2017

Accumulated amortization, beginning balance	$816	$603	$603
Additions	142	213	165
Accumulated amortization, ending balance	$958	$816	$768

6. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017

Beginning balance	$1,097	$–	$–
Additions from new investment	1,400	1,004	1,004
Redemptions	(1,176)	-	-
Additions from reinvestment	105	93	61

Ending balance	$1,426	$1,097	$1,065

On July 31, 2018, we redeemed all of our outstanding Series C Preferred Units, which were held by two investors. On August 1, 2018, we sold 12 of our Preferred Units to Daniel M. Wallach, our CEO and Chairman of our board of managers, and his wife, Joyce S. Wallach, for the total price of $1,200. In addition, on August 30, 2018, we sold two of our Series C Preferred Units to two investors, for the total price of $200,000.

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of September 30, 2018:

Year of Available Redemption	Total Amount Redeemable

2024	$1,426

Total	$1,426

7. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of September 30, 2018, the Class A Common Units are held by nine members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both September 30, 2018 and December 31, 2017.

In January 2018, our Chief Financial Officer and EVP of Operations purchased 2% and 1% of our outstanding Class A Common Units, respectively, from our CEO. In March 2018, our EVP of Sales purchased 14.3% of our outstanding Class A Common Units from our CEO.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlet’s and Tuscany subdivision. As of September 30, 2018, the Hoskins Group owns a total of 13.2 Series B Preferred Units, which were issued for a total of $1,320.

8. Related Party Transactions

As of September 30, 2018, each of the Company’s two independent managers own 1% of our Class A Common Units. As of September 30, 2018, our CFO, EVP of Operations, and EVP of Sales each own 2%, 2%, and 15.3% of our Class A Common Units, respectively.

As of September 30, 2018, the Company had $1,250, $250 and $1,000 available to borrow against the Wallach LOC, Wallach Trust LOC and Myrick LOC, respectively. A more detailed description is included in Note 5 above. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

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

On August 1, 2018, we sold 12 of our Preferred Units to Daniel M. Wallach, our CEO and Chairman of our board of managers, and his wife, Joyce S. Wallach, for the total price of $1,200.

In September 2018, we sold three loans to our CEO at their gross loans receivable balance of $281, and as such, no gain or loss was recognized on the sale. Cash received was $104 and the remaining purchase price was funded through a $177 reduction in the principal balance of the line of credit extended by the CEO to the Company. The Company continues to service these loans. As of September 30, 2018, we had $16 in builder deposits related to these loans, and the principal balance being serviced was $281.

Also, in September 2018, we sold two loans to our EVP of Sales at their gross loans receivable balance of $394, and as such, no gain or loss was recognized on the sale. Cash received was $94 and the remaining purchase price was funded through a $300 reduction in the principal balance of the line of credit extended by the EVP of Sales to the Company. The Company continues to service these loans. As of September 30, 2018, we had $6 in builder deposits related to these loans, and the principal balance being serviced was $394.

9. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $22,163 and $19,312 at September 30, 2018 and December 31, 2017, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the three quarters of 2018 and four quarters of 2017 are as follows:

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2018	2018	2018	2017	2017	2017	2017

Net Interest Income after Loan Loss Provision	$904	$996	$926	$802	$917	$725	$617
Non-Interest Income	20	-	-	–	–	–	77
SG&A expense	680	691	617	643	537	456	454
Depreciation and Amortization	23	21	17	–	–	–	6
Loss from sale of foreclosed assets	3	-	-	-	-	-	-
Non-Interest Expense	47	-	-	-	-	-	-
Impairment loss on foreclosed assets	4	80	5	64	47	106	49
Net Income	$167	$204	$287	$95	$333	$163	$191

11. Non-Interest expense detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Nine Months Ended September 30,
	2018	2017
Selling, general and administrative expenses
Legal and accounting	$277	$164
Salaries and related expenses	1,306	976
Board related expenses	54	82
Advertising	58	42
Rent and utilities	38	22
Loan and foreclosed asset expenses	80	30
Travel	73	45
Other	102	62

Total SG&A	$1,988	$1,423

12. Subsequent Events

Management of the Company has evaluated subsequent events through November 8, 2018, the date these interim condensed consolidated financial statements were issued.

On October 31, 2018, we sold four of our Series C Preferred Units to an investor for the total price of $400.

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

Overview

Net income for the third quarter and first nine months of 2018 decreased by $166 and $29 when compared to the same periods of 2017, respectively. The decrease in net income was mainly due to a loss of interest income of $138 and $280 for the third quarter and first nine months of 2018; respectively, related to an increase in our foreclosed assets. In addition, our selling, general and administrative (“SG&A”) expenses increased $80 and $330 for the third quarter and first nine months of 2018, respectively.

For the nine months ended September 30, 2018, we did not receive default rate interest on non-performing loans. For the quarter and nine months ended September 30, 2017 interest income included $104 of default rate interest on certain loans.

Management made the decision to add additional employees to support the growth of the Company, which primarily includes our Chief Financial Officer, Executive Vice President of Sales, and Vice President of Administration, and resulted in an increase in our payroll expenses. As of September 30, 2018, we had a total of 20 employees compared to seven as of September 30, 2017.

We had $45,215 and $30,043 in loan assets as of September 30, 2018 and December 31, 2017, respectively. In addition, we had 232 construction loans in 16 states with 68 borrowers and seven development loans in three states with three borrowers.

Cash provided by operations increased $477 for the nine months ended September 30, 2018 as compared to the same period of 2017. Our increase in operating cash flow was due primarily to higher loan originations.

Originations increased by $6,802 or 114% to $14,572 for the quarter ended September 30, 2018 and by $18,675 or 62% to $48,772 for the nine months ended September 30, 2018 compared to the same periods of 2017.

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

September 30, 2018
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$(1,671)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $37,770.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

September 30, 2018
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%	$(2,213)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $6,323.

Consolidated Results of Operations

Key financial and operating data for the three and nine months ended September 30, 2018 and 2017 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our interim condensed consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Income
Interest and fee income on loans	$2,045	$1,673	$5,917	$4,203
Interest expense:
Interest related to secured borrowings	552	342	1,480	718
Interest related to unsecured borrowings	587	424	1,550	1,192
Interest expense	1,139	748	3,030	1,910

Net interest income	906	925	2,887	2,293
Less: Loan loss provision	2	8	61	34

Net interest income after loan loss provision	904	917	2,826	2,259

Non-Interest Income
Gain from sale of foreclosed assets	-	-	-	77
Gain from foreclosure of assets	20	-	20	-

Total non-interest expense/income	20	-	20	77

Income	924	917	2,846	2,336

Non-Interest Expense
Selling, general and administrative	680	525	1,988	1,423
Depreciation and amortization	23	12	61	24
Loss from sale of foreclosed assets	3	-	3	-
Loss from foreclosure of assets	47	-	47	-
Impairment loss on foreclosed assets	4	47	89	202

Total non-interest expense	757	584	2,188	1,649

Net Income	$167	333	$658	$687

Earned distribution to preferred equity holders	69	61	199	149

Net income attributable to common equity holders	$98	272	$459	$538

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Interest Income		*		*		*		*
Interest income on loans	$1,400	13%	$1,198	15%	$4,108	14%	$2,829	14%
Fee income on loans	645	6%	475	6%	1,809	6%	1,374	6%
Interest and fee income on loans	2,045	19%	1,673	21%	5,917	20%	4,203	20%
Interest expense unsecured	540	5%	380	5%	1,408	5%	1,027	5%
Interest expense secured	552	5%	324	4%	1,480	5%	718	3%
Amortization offering costs	47	-%	44	-%	142	-%	165	1%
Interest expense	1,139	10%	748	9%	3,030	10%	1,910	9%
Net interest income (spread)	906	9%	925	12%	2,887	10%	2,293	11%

Weighted average outstanding loan asset balance	$43,732		$31,742		$40,566		$27,161

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 5%. For most loans, the margin is fixed at 2%; however, for our development loans the margin is fixed at 7%. Loans originated after June 30, 2018 are at an increase of 1% to approximately 3% margin. This component is also impacted by the lending of money with no interest cost (our equity).

For the quarter and nine months ended September 30, 2018, the difference between interest income and interest expense was 3% and 4%, respectively. For the quarter and nine months ended September 30, 2017, the difference between interest income and interest expense was 6% and 5%, respectively. The decrease of 3% for the quarter ended September 30, 2018 compared to 2017 was due primarily to 1) higher default rate interest charged and collected on certain of our loans in 2017 vs. 2018 (1%), 2) $104 of the associated interest income of these defaulted loans was recognized in the third quarter of 2017 instead of the second quarter of 2017, which increased the spread in the third quarter of 2017 compared to the same quarter in 2018 by 1%, and 3) an increase in foreclosed assets in the third quarter of 2018 as compared to the same quarter in 2018 (also 1%). The 1% decrease for the nine month period is due to both the increase in foreclosed assets and the lack of collected default interest on nonperforming loans.

We currently anticipate that the difference between our interest income and interest expense will continue to be 3% for the remainder of 2018. With the increase in our pricing which started with loans created in the third quarter, we anticipate our standard margin to be 3% on all future construction loans and 7% on all development loans which yields a blended margin of approximately 3.4%. This will be decreased currently by about 1% by having an abnormal amount of foreclosed assets while we only have seven foreclosed assets compared to 237 loans, the balance is $6,323 compared to $42,541 of loans due to one large foreclosed asset in Sarasota for $3,897) and by loans not paying interest (typically impacting the number by 0.3%) and increased (typically by 0.5%) by loans which have higher interest rates due to age and other factors and by 0.8% due to lending a portion of our equity. These factors should yield us a spread in the low 3%’s until the Sarasota property is sold, and then in the low 4%’s thereafter, assuming no other significant changes to our business. Currently we are finishing construction of the Sarasota property and anticipate listing it for sale in the fourth quarter of 2018.

● Fee income. Our construction loans have a 5% fee on the amount that we commit to lend, which is amortized over the expected life of each of those loans; however, we do not recognize a loan fee on our development loans. When loans terminate quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. When loans exceed their expected life, no additional fee income is recognized. For both the quarter and nine months ended September 30, 2018 our fee income remained consistent compared to the same periods of 2017.

We currently anticipate that fee income will continue at the same 6% rate for the remainder of 2018.

● Amount of nonperforming assets. Generally, we can have three types of nonperforming assets that negatively affect interest spread: loans not paying interest, foreclosed assets, and cash. All of our loans were paying interest in the quarter ended September 30, 2018 and quarter and nine months ended September 30, 2017. One loan was not paying interest in the nine months ended September 30, 2018.

Foreclosed assets do not provide a monthly interest return. During the nine months ended September 30, 2018, we recorded $4,494 from Loan receivables, net to Foreclosed assets on the balance sheet as of September 30, 2018, which resulted in a negative impact on our interest spread.

The amount of nonperforming assets is expected to rise over the next several months, due to expected development costs related to foreclosed assets, anticipated foreclosure of assets, and idle cash increases related to anticipated large borrowing inflows. The nonperforming asset balance will drop significantly with the sale of the Sarasota property.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expenses
Legal and accounting	$54	$39	$277	$164
Salaries and related expenses	473	393	1,306	976
Board related expenses	17	27	54	82
Advertising	23	17	58	42
Rent and utilities	18	8	38	22
Loan and foreclosed asset expenses	42	4	80	30
Travel	22	13	73	45
Other	31	24	102	62
Total SG&A	$680	$525	$1,988	$1,423

Our SG&A expense increased $155 and $565 for the quarter and nine months ended September 30, 2018 due significantly to the following:

●	Legal and accounting expenses increased due to additional work performed related to the growth of the Company;
●	Salaries and related expenses increased due to our hiring of 13 new employees, which was partially offset by a reduction in our CEO’s salary; and
●	Loan and foreclosed asset expenses increased due to an increase in additional loan title and search fees of related to higher originations and an increase in foreclosed asset expenses related to work performed to complete certain of our foreclosed assets.

Impairment Loss on Foreclosed Assets

We owned seven foreclosed assets as of September 30, 2018, compared to four foreclosed assets as of December 31, 2017. Three of the foreclosed assets are lots under construction, two are completed homes, and two are land lots. We do not anticipate losses on the sale of foreclosed assets in the future; however, this may be subject to change based on the final selling price of the foreclosed assets.

We had three impaired loans as of September 30, 2018 and none as of December 31, 2017. During the third quarter of 2018, we reclassified $27 from interest income to accrued interest receivable on the interim condensed consolidated balance sheet related to the impaired loans.

Loan Loss Provision

Our loan loss provision decreased by $6 and increased by $27 for the quarter and nine months ended September 30, 2018, respectively, compared to the same periods of 2017. The decrease for the quarter ended September 30, 2018 was primarily due to a reduction in loan balances. The increase in the nine months ended September 30, 2018 was primarily due to increases in loan balances and qualitative reserve percentage as a result of the change in housing values.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2018.

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3	7	3,878	2,684	2,096	69%		5%
Florida	18	73	24,789	17,463	10,349	70%		5%
Georgia	7	9	6,955	4,781	3,830	69%		5%
Idaho	1	2	605	424	53	70%		5%
Indiana	2	7	2,124	1,486	699	70%		5%
Michigan	4	28	6,303	4,205	2,501	67%		5%
New Jersey	5	16	5,295	3,645	2,741	69%		5%
New York	1	3	915	641	555	70%		5%
North Carolina	5	12	4,196	2,872	1,429	68%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	1	2	1,620	1,000	902	62%		5%
Pennsylvania	3	32	23,055	13,184	9,740	57%		5%
South Carolina	12	29	8,319	5,823	3,648	70%		5%
Tennessee	1	2	750	525	310	70%		5%
Utah	1	1	485	319	107	66%		5%
Virginia	3	8	2,325	1,628	992	70%		5%
Total	68	232	$91,989	$60,943	$40,179	66	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017.

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3		6	$3,224	$2,196	$925	68%		5%
Delaware	1		1	244	171	147	70%		5%
Florida	15		54	25,368	16,555	10,673	65%		5%
Georgia	7		13	8,932	5,415	3,535	61%		5%
Indiana	2		2	895	566	356	63%		5%
Michigan	4		25	7,570	4,717	2,611	62%		5%
New Jersey	2		11	3,635	2,471	1,227	68%		5%
New York	1		5	1,756	929	863	53%		5%
North Carolina	3		6	1,650	1,155	567	70%		5%
Ohio	1		1	711	498	316	70%		5%
Oregon	1		1	607	425	76	70%		5%
Pennsylvania	2		20	15,023	7,649	5,834	51%		5%
South Carolina	7		18	4,501	3,058	1,445	68%		5%
Tennessee	1		2	690	494	494	72%		5%
Utah	1		2	790	553	344	70%		5%
Virginia	1		1	335	235	150	70%		5%
Total	52	(4)	168	$75,931	$47,087	$29,564	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One builder in multiple states.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2018 and December 31, 2017. A significant portion of our development loans consist of three development loans to a borrower in Pittsburgh, Pennsylvania (the “Pennsylvania Loans”). Our additional development loans are in South Carolina and Florida.

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount		Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2018	3	3	7	$7,046	$6,434		$5,035	71%	$1,000
2017	1	1	3	4,997	4,600	(3)	2,811	56%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. Part of this collateral is $1,320 as of September 30, 2018 and $1,240 as of December 31, 2017 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to eliminate the loan balance. Part of the collateral value is estimated based on the selling prices anticipated for the homes. Appraised values will replace these estimates in the third quarter of 2018.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Loans receivable, gross	$45,214	$32,375
Less: Deferred loan fees	(1,222)	(847)
Less: Deposits	(1,434)	(1,497)
Plus: Deferred origination expense	141	109
Less: Allowance for loan losses	(158)	(97)
Loans receivable, net	$42,541	$30,043

The following is a roll forward of combined loans:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017

Beginning balance	$30,043	$20,091	$20,091
Additions	30,606	33,451	24,099
Payoffs/sales	(22,260)	(22,645)	(13,810)
Moved to foreclosed assets	4,494	-	–
Change in deferred origination expense	31	55	26
Change in builder deposit	64	(636)	(626)
Change in loan loss provision	(61)	(44)	(34)
New loan fees	(2,194)	(2,127)	(1,494)
Earned loan fees	1,818	1,898	1,374
Ending balance	$42,541	$30,043	$29,626

Finance Receivables – By risk rating:

	September 30, 2018	December 31, 2017

Pass	$40,103	$25,656
Special mention	4,111	6,719
Classified - accruing	-	-
Classified – nonaccrual	1,000	-
Total	$45,214	$32,375

Finance Receivables – Method of impairment calculation:

	September 30, 2018	December 31, 2017

Performing loans evaluated individually	$17,193	$14,992
Performing loans evaluated collectively	27,021	17,383
Non-performing loans with a non-specific reserve	-	-
Non-performing loans without a specific reserve	1,000	-
Total	$45,214	$32,375

At September 30, 2018 and December 31, 2017, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2018 and December 31, 2017. All loans listed have a related allowance for loan losses:

	September 30, 2018	December 31, 2017

Unpaid principal balance (contractual obligation from customer)	$1,000	$-
Charge-offs and payments applied	-	-
Gross value before related allowance	1,000	-
Related allowance	3	-
Value after allowance	$997	$-

Below is an aging schedule of gross loans receivable as of September 30, 2018, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	237	44,482	98%
60–89 days	-		-%
90–179 days	2	732	2%
180–269 days	-	-	-%

Subtotal	239	45,214	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	-	-%

Total	239	45,214	100%

Below is an aging schedule of gross loans receivable as of September 30, 2018, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	237	44,482	98%
60–89 days	-	-	-%
90–179 days	2	732	2%
180–269 days	-	-	-%

Subtotal	239	45,214	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	-	-%

Total	239	45,214	100%

Below is an aging schedule of gross loans receivable as of December 31, 2017, on a recency basis:

	No. Accts.	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	153	$26,421	82%
60–89 days	18	5,954	18%
90–179 days	–	–	–%
180–269 days	–	–	–%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	171	$32,375	100%

Below is an aging schedule of gross loans receivable as of December 31, 2017, on a contractual basis:

	No. Accts.	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	153	$26,421	82%
60–89 days	18	5,954	18%
90–179 days	–	–	–%
180–269 days	–	–	–%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	171	$32,375	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017

Beginning balance	$1,036	$2,798	$2,798
Additions from loans	4,737	-	-
Additions for construction/development	1,039	317	296
Sale proceeds	(370)	(1,890)	(1,890)
Gain on sale	-	77	77
Loss on sale	(3)	-	-
Gain on foreclosure	20	-	-
Loss on foreclosure	(47)	-	-
Impairment loss on foreclosed assets	(89)	(266)	(202)
Ending balance	$6,323	$1,036	$1,079

During the nine months ended September 30, 2018, we recorded four deeds in lieu of foreclosure. Three of the four were with a certain borrower with a completed home and two lots. The fourth was with a borrower who defaulted on a loan by failing to make interest payments. In addition, we sold one of our foreclosed assets with sales proceeds of $370 and a loss on the sale of $3. During the quarter ended September 30, 2018, we recognized a gain on foreclosure of $20 on the two lots and a loss on foreclosure of $47 on the completed home.

During the first nine of months of 2018 we reclassified $4,737 to Foreclosed assets, $4,494 of which was principal from Loans receivable; net, and $243 of which was from Accrued interest receivable.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017

Beginning balance	$935	$812	$812
Preferred equity dividends	93	115	86
Additions from Pennsylvania Loans	331	480	345
Additions from other loans	781	1,163	962
Interest, fees, principal or repaid to borrower	(1,263)	(1,635)	(1,354)
Ending balance	$877	$935	$851

Related Party Borrowings

During June 2018, we entered into a First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 8.0% and 4.4% as of September 30, 2018 and 2017, respectively. As of September 30, 2018, and 2017, we had borrowed $0 against the Wallach LOC. Interest was $10 and $20 for the quarter and nine months ended September 30, 2018, respectively. As of September 30, 2018, there was $1,250 remaining availability on the Wallach LOC.

During June 2018, we entered into a First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 8.0% and 4.4% as of September 30, 2018 and 2017, respectively. As of September 30, 2018, and 2017, we borrowed $0 against the Wallach Trust LOC. As of September 30, 2018, there was $250 remaining availability on the Wallach Trust LOC.

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Executive Vice President of Sales, William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all of our assets;
●	Cost of funds to us of prime rate plus 3%; and
●	Due upon demand.

As of September 30, 2018, we had borrowed $0 against the Myrick LOC and there was $1,000 remaining in availability. Interest expense was $14 and $17 for the quarter and nine months ended September 30, 2018, respectively.

Secured Borrowings

Borrowings Secured by Loan Assets

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

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,000, S.K. Funding must fund the amount between $1,000 and less than or equal to $3,500.
●	If the total principal amount is less than $4,500, the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount is less than $4,500 until S.K. Funding’s principal has been repaid in full.
●	The interest rate accruing to S.K. Funding under the Seventh Amendment is 10.5% calculated on a 365/366-day basis.

The Seventh Amendment has a term of 24 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least nine months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2019, unless extended by Shuman for one or more additional 12-month periods.

The Shuman LOC was fully borrowed as of September 30, 2018. Interest expense was $33 and $100 for the quarter and nine months ended September 30, 2018, respectively.

During April 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the Line of Credit Agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Automatic renewal in September 2018 and extended for 15 months.

The Swanson LOC was fully borrowed as of September 30, 2018. Interest expense was $180 and $445 for the quarter and nine months ended September 30, 2018, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of our commercial mortgage was $651 as of September 30, 2018. Interest expense was $9 and $27 for the quarter and nine months ended September 30, 2018, respectively.

London Loan

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”) with the following terms:

●	Principal of $3,250;
●	Secured by collateral of land and improvements by a certain foreclosed asset;
●	Cost of funds to us of 12%; and
●	Due in September 2019.

As of September 30, 2018, $2,860 was borrowed against the London Loan with an additional $390 that remained available upon completion of additional work performed of the foreclosed asset. Interest expense was $3 for the quarter and nine months ended September 30, 2018, respectively.

Summary

The borrowings secured by loan assets are summarized below:

	September 30, 2018		December 31, 2017
		Due From		Due From
	Book Value of	Shepherd’s	Book Value of	Shepherd’s
	Loans which	Finance to Loan	Loans which	Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$7,467	4,510	$7,483	$4,089
S.K. Funding	9,366	6,716	9,128	4,134

Lender
Shuman	1,575	1,325	1,747	1,325
Paul Swanson	5,965	4,380	2,518	2,096

Total	$24,373	16,931	$20,876	$11,644

		Typical Current Advance Rate	Does Buyer Portion
	Year Initiated	On New Loans	Have Priority?	Rate
Loan Purchaser
Builder Finance, Inc.	2014	70%	Yes	The rate our customer pays us
S.K. Funding	2015	55%	Varies	9–9.5%

Lender
Shuman	2017	67%	Yes	10%
Paul Swanson	2017	67%	Yes	10%

Unsecured Borrowings

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate (1)	September 30, 2018	December 31, 2017
Unsecured Note with Seven Kings Holdings, Inc.	February 2019 (2)	9.5%	500	500
Unsecured Line of Credit from Builder Finance, Inc.	January 2019	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	April 2020(3)	9.0%	2,621	1,904
Subordinated Promissory Note	September 2019(4)	9.5%	1,125	-
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	October 2019	10.0%	150	-
Senior Subordinated Promissory Note	March 2022(4)	10.0%	400	-
Senior Subordinated Promissory Note	March 2022(5)	1.0%	728	-
Junior Subordinated Promissory Note	March 2022(5)	22.5%	417	-
Senior Subordinated Promissory Note	October 2020(6)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(6)	20.0%	173	173
			$7,106	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366 day year.

(2) Due six months after lender gives notice.

(3) Automatically renewed in September 2018 and extended for 15 months.

(4) Due on the earlier of six months after lender gives notice or September 2019.

(4) Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(5) These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(6) These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the Notes offered pursuant to the Notes Program at September 30, 2018 and December 31, 2017 was 9.83% and 9.21%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017

Gross Notes outstanding, beginning of period	$14,121	$11,221	$11,221
Notes issued	6,357	8,375	8,105
Note repayments / redemptions	(2,503)	(5,475)	(5,087)

Gross Notes outstanding, end of period	$17,975	$14,121	$14,239

Less deferred financing costs, net	233	286	330

Notes outstanding, net	$17,742	$13,835	$13,909

The following is a roll forward of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2018	December 31, 2017	September 30, 2017

Deferred financing costs, beginning balance	$1,102	$1,014	$1,014
Additions	89	88	40
Deferred financing costs, ending balance	$1,191	$1,102	$1,054
Less accumulated amortization	(958)	(816)	(724)
Deferred financing costs, net	$233	$286	$330

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30, 2018	December 31, 2017	September 30, 2017

Accumulated amortization, beginning balance	$816	$603	$603
Additions	142	213	121
Accumulated amortization, ending balance	$958	$816	$724

Redeemable Preferred Equity and Members’ Capital

On July 31, 2018, we redeemed all of our outstanding Series C cumulative preferred units (“Series C Preferred Units”), which were held by two investors. On August 1, 2018, we sold 12 of our Series C Preferred Units to Daniel M. Wallach, our CEO and Chairman of our board of managers, and his wife, Joyce S. Wallach, for the total price of $1,200. In addition, on August 30, 2018, we sold two Series C Preferred Units to two investors for the total price of $200.

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to assets was 10% as of September 30, 2018 and 13% as of December 31, 2017. We anticipate this ratio dropping until more preferred equity is added. We are currently exploring potential increases in preferred equity.

In January 2018, our Chief Financial Officer and Executive Vice President of Operations purchased 2% and 1% of our Class A common units, respectively, from our CEO. In March 2018, our Executive Vice President of Sales purchased 14.3% of our Class A common units from our CEO.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2018	December 31, 2017
Borrowing Source
Borrowings secured by loan assets	1	$16,931	$11,644
Other secured borrowings	2	3,511	-
Unsecured line of credit (senior)	3	500	-
Other unsecured borrowings (senior subordinated)	4	1,008	279
Unsecured Notes through our Notes Program, gross	5	17,975	14,121
Other unsecured borrowings (subordinated)	5	5,008	2,617
Other unsecured borrowings (junior subordinated)	6	590	173
Total		$45,523	$28,834

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of September 30, 2018, and December 31, 2017, we had 239 and 171, respectively, in combined loans outstanding, which totaled $45,214 and $32,375, respectively, in gross loan receivables outstanding. Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $22,163 and $19,312 as of September 30, 2018 and December 31, 2017, respectively. We anticipate a significant increase in our gross loan receivables over the 12 months subsequent to September 30, 2018 by directly increasing originations to new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of September 30, 2018	As of December 31, 2017
Secured debt	$20,338	$11,644
Unsecured debt	24,847	16,904
Equity	5,302	4,783

 Secured debt, net of deferred financing costs increased $8,694 during the nine months ended September 30, 2018, which consisted of an increase in borrowings secured by loans and foreclosed assets and a mortgage payable of $8,043 and $651, respectively. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to September 30, 2018 through our existing loan purchase and sale agreements.

The other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $7,943 during the nine months ended September 30, 2018, which consisted of an increase in our Notes Program of $3,854 and an increase in the balances of unsecured lines of credit of $4,037. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to September 30, 2018.

Equity increased $519 during the nine months ended September 30, 2018, which consisted of an increase in Series C cumulative preferred units (“Series C Preferred Units”), Series B cumulative preferred units, and Class A common equity of $329, $80, and $110, respectively. We anticipate an increase in our equity during the 12 months subsequent to September 30, 2018 through the issuance of additional Series C Preferred Units. During the year ended December 31, 2017, we increased the amount of Series C Preferred Units outstanding by $1,097. If we are not able to increase our equity through the issuance of additional Series C Preferred Units, we will then attempt to raise additional funds through the Notes Program. If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional funds.

Cash provided by operations was $1,640 as of September 30, 2018 as compared to $1,163 for the same period of 2017. Our increase in operating cash flow was primarily due to higher loan originations.

Contractual Obligations

The following table shows the maturity of our outstanding debt as of September 30, 2018:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings

2018	$18,254	$1,259	$60	$16,935
2019	12,888	7,386	2,628	2,874
2020	6,723	3,436	3,272	15
2021	3,789	3,773	-	16
2022 and thereafter	3,869	2,121	1,146	602
Total	$45,523	$17,975	$7,106	$20,442

The total amount maturing through year ending December 31, 2019 is $31,142, which consists of secured borrowings of $19,809 and unsecured borrowings of $11,333.

Secured borrowings maturing through year ending December 31, 2019 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding) and two lenders (Stephen Shuman and Paul Swanson). Our secured borrowings are mostly showing as due by 2019 because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $4,380 due April 2020;
●	Shuman – $1,325 due July 2019;
●	S. K. Funding – $3,500 of the total due July 2019;
●	1st Financial Bank USA – $4,510 no expiration date; and
●	London Financial – $2,860 due September 2019.

Unsecured borrowings due on December 31, 2019 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $8,645 and $2,688, respectively. To the extent that Notes issued pursuant to the Notes Program are not renewed upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 75% of our Note holders renew their investment. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 5 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate growing our assets through the net sources and uses (12-month liquidity) listed above as well as future capital increases from debt, redeemable preferred equity and regular equity. Although our secured debt is all listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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
1960
1965
1970
1975
1980
1985
1990
1995
2000
2005
2010
2015

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

During 2018, we hired a Vice President of Administrative Operations and Product Development to further implement segregation of duties. In addition, we placed into service an internally developed proprietary software system to assist in the management of our Notes Program, which replaced an electronic spreadsheet system. The development of the proprietary software system was designed in part to enhance the overall system of internal controls over financial reporting through further automation of various business processes. Except for the above-mentioned items there has been no change in our internal controls over financial reporting during the quarter and nine months ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

On July 31, 2018, we issued approximately 0.0503184 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $5,031.84 and approximately 0.0638643 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,386.43.

On August 31, 2018, we issued approximately 0.0508216 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $5,082.16, and approximately 0.0645029 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,450.29.

On September 30, 2018, we issued approximately 0.0513298 of a Series C Preferred Unit to Margaret Rauscher IRA LLC in exchange for distribution proceeds of approximately $5,132.98, and approximately 0.06514.79 of a Series C Preferred Unit to an IRA owned by William Myrick in exchange for distribution proceeds of approximately $6,514.79.

The proceeds received from the sales of the partial Series C Preferred Units in those transactions were used for the funding of construction loans.

The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

Issuance of Series C Preferred Units to Daniel M. Wallach and Joyce S. Wallach

On August 1, 2018, we sold 12 Series C Preferred Units to Daniel M. Wallach, our Chief Executive Officer and Chairman of our board of managers, and his wife, Joyce S. Wallach, for the total price of $1,200,000. The proceeds received from the sale of the Series C Preferred Units in this transaction were used for the funding of construction loans. This transaction was a private transaction exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. This transaction did not involve any public offering, was made without general solicitation or advertising, and the buyers represented to the us that they were each an “accredited investor” as defined under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

Other Issuance of Series C Preferred Units

On August 30, 2018, we sold two Series C Preferred Units to two investors for the total price of $200,000. The proceeds received from the sale of the Series C Preferred Units in this transaction were used for the funding of construction loans This transaction was a private transaction exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. This transaction did not involve any public offering, was made without general solicitation or advertising, and the buyers represented to the us that they were each an “accredited investor” as defined under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of September 30, 2018, we had issued $20,672,000 in Notes pursuant to that public offering. From September 29, 2015 through September 30, 2018, we incurred expenses of $275,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2018 were $20,397,000, 100% of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2018, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 8, 2018	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

