Form 10-K
period 2018-12-31
Shepherd's Finance, LLC
filed 2019-03-25
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I

ITEM 1. BUSINESS

Purpose and History

Our business is focused on commercial lending to participants in the residential construction and development industry. We believe this market is underserved because of the lack of traditional lenders currently fully participating in the market. We were originally formed as a Pennsylvania limited liability company on May 10, 2007. To meet our business objectives, we changed our name to Shepherd’s Finance, LLC on December 2, 2011. We converted to a Delaware limited liability company on March 29, 2012. We are located in Jacksonville, Florida. As used in this report, “we,” “us,” “our,” and “Company” refer to Shepherd’s Finance, LLC. We have an Internet website at www.shepherdsfinance.com. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of lots and undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), and purchase defaulted secured debt from financial institutions at a discount.

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

In addition, our Executive Vice President of Operations has 13 years of experience in this type of lending. Our Chief Financial Officer (“CFO”), who started with us in November 2017 as our Controller and was promoted to CFO in January 2018, has 13 years of public accounting experience. Our Executive Vice President of Sales has been in the housing industry for 36 years, including holding executive level positions for the majority of that time.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is not back to historical norms as of December 31, 2018), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the deals actually done). We believe that these lenders, while increasing their willingness and capacity to lend, will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing. In 2018, while more small banks returned to the construction lending market, the demand for our loan products has increased. We attribute this to our sales staff, and an increase in the number of small home builders in the market.

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated. As of December 31, 2018, we have retained 19 full-time employees (four of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders working in the field.

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

As we continue to grow our business, we are focusing some of our efforts on our rehab program, which we believe in the long run will face less bank competition and have more stable demand than our new construction program.

Risk and Mitigation

We believe that while creating speculative construction loans is a high-risk venture, the reduction in competition, the differences in our lending versus typical small bank lending, and our loss mitigation techniques will all help this to continue to be a profitable business.

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows from our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and yield.

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws, but are not regulated and controlled by bank examiners from the government. We follow best practices we have learned through our experience, some of which are required of banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds is typically higher than that of most banks. We charge our borrowers higher interest rates than do most banks. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e. funding borrowing requests or maturities of debt).

Community Reinvestment Act (CRA) (1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including redeemable preferred equity) to loan assets.	Our equity to loan asset ratio was 12.4% as of December 31, 2018. The higher the ratio, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans to builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 18 states as of December 31, 2018.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, maintaining certain files and documents similar to those that a bank might maintain.

(1) The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales he will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, as of December 31, 2018, about 73% of our construction loans have been spec homes and 27% have been contracts.

In a typical rehab transaction, we fund all of the purchase price, and then all or a portion of the cost to complete the project. In some circumstances, we are unable to see the inside of the home prior to closing, so we assume that anything from drywall to completion needs to be redone, as well as what we can see from the outside. Because we are flexible in our need to see the inside of the home, and we only use experienced builders as customers for this type of lending, we believe that we are different than banks.

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

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes; and/or

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	Average home construction loan $300,000, development loans vary greatly

Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 3%, minimum rate of 7%

Origination Fee	5% for home construction loans, development loans on a case by case basis

Title Insurance	Only on high risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.

Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the borrower.

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our CEO and board of managers.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2018:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Arizona	1	1	$1,140	$684	$214	60%		5%
Colorado	2	4	2,549	1,739	1,433	68%		5%
Florida	18	104	32,381	22,855	12,430	71%		5%
Georgia	5	6	5,868	3,744	2,861	64%		5%
Idaho	1	2	605	424	77	70%		5%
Indiana	2	5	1,567	1,097	790	70%		5%
Michigan	4	26	5,899	3,981	2,495	67%		5%
New Jersey	5	15	4,999	3,742	2,820	75%		5%
New York	2	4	1,555	1,089	738	70%		5%
North Carolina	5	12	3,748	2,580	1,712	69%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	2	3	3,220	1,960	1,543	61%		5%
Pennsylvania	3	34	24,808	14,441	10,087	58%		5%
South Carolina	15	29	9,702	6,738	4,015	69%		5%
Tennessee	1	2	750	525	347	70%		5%
Texas	1	1	179	125	26	70%		5%
Utah	4	4	1,788	1,206	486	67%		5%
Virginia	3	6	1,675	1,172	806	70%		5%
Total	75	259	$102,808	$68,365	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017:

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3	6	$3,224	$2,196	$925	68%		5%
Delaware	1	1	244	171	147	70%		5%
Florida	15	54	25,368	16,555	10,673	65%		5%
Georgia	7	13	8,932	5,415	3,535	61%		5%
Indiana	2	2	895	566	356	63%		5%
Michigan	4	25	7,570	4,717	2,611	62%		5%
New Jersey	2	11	3,635	2,471	1,227	68%		5%
New York	1	5	1,756	929	863	53%		5%
North Carolina	3	6	1,650	1,155	567	70%		5%
Ohio	1	1	711	498	316	70%		5%
Oregon	1	1	607	425	76	70%		5%
Pennsylvania	2	20	15,023	7,649	5,834	51%		5%
South Carolina	7	18	4,501	3,058	1,445	68%		5%
Tennessee	1	2	690	494	494	72%		5%
Utah	1	2	790	553	344	70%		5%
Virginia	1	1	335	235	150	70%		5%
Total	52	168	$75,931	$47,087	$29,563	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

2019 Outlook

In 2019, we anticipate using proceeds from the Notes Program, the purchase and sale agreements, and other sources to generate additional loans (mostly spec home construction loans), increase loan balances, and increase our customer and geographic diversity. We anticipate that the rehab program will grow as a percentage of our origination volume.

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2018:

(All dollar [$] amounts shown in table and footnotes in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)	Loan Fee
Pennsylvania	1	3	$8,482	5,000	$5,037	59%	$1,000
Florida	2	4	537	1,206	501	93%	-
South Carolina	1	2	1,115	1,250	482	43%	-
Total	4	9	$10,134	$7,456	$6,020	59%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,320 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2017:

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(3)	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee	Interest Rate
Pennsylvania	1	3	$4,997	$4,600	$2,811	56%	$1,000	COF plus 7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,240 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $4,600 commitment amount.

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

The Investment Company Act of 1940

An investment company is defined under the Investment Company Act of 1940, as amended (the “Investment Company Act”), to include any issuer engaged primarily in the business of investing, reinvesting, or trading in securities. Absent an exemption, investment companies are required to register as such with the SEC and to comply with various governance and operational requirements. If we were considered an “investment company” within the meaning of the Investment Company Act, we would be subject to numerous requirements and restrictions relating to our structure and operation. If we were required to register as an investment company under the Investment Company Act and to comply with these requirements and restrictions, we may have to make significant changes in our structure and operations to comply with exemption from registration, which could adversely affect our business. Such changes may include, for example, limiting the range of assets in which we may invest. We intend to conduct our operations so as to fit within an exemption from registration under the Investment Company Act for purchasing or otherwise acquiring mortgages and other liens on and interest in real estate. In order to satisfy the requirements of such exemption, we may need to restrict the scope of our operations.

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

Risks Related to our Business

Our business is not industry-diversified. The United States economy is experiencing a slow recovery after the significant downturn in the homebuilding industry beginning in 2007, which was one of the worst credit and liquidity crises since the 1930s. Further deterioration in industry or economic conditions could further decrease demand and pricing for new homes and residential home lots. A decline in housing values similar to the recent national downturn in the real estate market would have a negative impact on our business. Smaller value declines will also have a negative impact on our business. These factors may decrease the likelihood we will be able to generate enough cash to repay the Notes.

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

The United States homebuilding industry experienced a significant downturn beginning in 2007. During the course of the downturn, many homebuilders focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations, as many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. Although the homebuilding industry has recently experienced positive gains, there can be no assurance that these gains will continue. The homebuilding industry could suffer similar, or worse, adverse conditions in the future. Continued decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay Note holders’ principal and interest on the Notes.

We have $46,489,000 of loan assets as of December 31, 2018. A 35% reduction in total collateral value would reduce our earnings and net worth by $1,518,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2018, we had $46,490,000 of loan assets on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $1,518,000 loss. Accordingly, our business is subject to risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $6,020,000 of development loan assets as of December 31, 2018, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

Development loans are riskier than construction loans for two reasons: the duration of the loan and the nature of the collateral. The duration (being three to five years as compared to generally less than one year on construction loans) allows for a greater period of time over which the collateral value could decrease. Also, the collateral value of development loans is more likely to change in greater percentages than that of built homes. For example, during a 70% reduction in housing starts, newly completed homes still have value, but lots may be worthless. This added risk to this portion of our portfolio adds risk to our investors as our net worth would be significantly impacted by losses.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, who is concentrated in the Pittsburgh, Pennsylvania market, for a material portion of our revenues and a portion of our capital. Our second largest customer is in the Orlando, Florida market and is also a significant portion of our portfolio.

As of December 31, 2018, 29% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market. The Hoskins Group also has a preferred equity interest in us. Therefore, currently, we are reliant upon a single developer and homebuilder who is concentrated in a single city, for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder or in the Pittsburgh housing market generally will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes.

Also, as of December 31, 2018, 10.2% of our outstanding loan commitments consisted of loans made to a customer in Orlando, Florida.

We have foreclosed assets as of December 31, 2018, which unlike our loans, are generally recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $2,091,000 loss. Our business is subject to increased risk of not being able to repay timely our Note holders’ investments if such a reduction were to occur.

Increases in interest rates, reductions in mortgage availability, or increases in other costs of home ownership could prevent potential customers from buying new homes and adversely affect our business and financial results.

Most new home purchasers finance their home purchases through lenders providing mortgage financing. Immediately prior to 2007, interest rates were at historically low levels and a variety of mortgage products were available. As a result, home ownership became more accessible. The mortgage products available included features that allowed buyers to obtain financing for a significant portion or all of the purchase price of the home, had very limited underwriting requirements or provided for lower initial monthly payments. Accordingly, more people were qualified for mortgage financing.

Since 2007, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This, in turn, resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. In general, fewer loan products, tighter loan qualifications, and a reduced willingness of lenders to make loans make it more difficult for many buyers to finance the purchase of homes. These factors served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers.

Mortgage rates may rise significantly over the next several years. The benefit of recent trends loosening credit to potential end users of homes may be outweighed by the rise of interest rates for those borrowers, which might lower demand for new homes.

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

We do not have an employment agreement with any of our employees and cannot guarantee that they will remain affiliated with us. We do not have key man insurance on any of our employees. If any of our key employees were to cease their affiliation with us, our consolidated operating results could suffer. We believe that our future success depends, in part, upon our ability to hire and retain additional personnel. We cannot assure Note holders that we will be successful in attracting and retaining such personnel, which could hinder our ability to implement our business plan.

Employee misconduct could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny, and reputational harm.

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

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit, and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and customer and investor data; and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Certain of our software and technology systems have been developed internally and may be vulnerable to unauthorized access or disclosure. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks.

Our business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our customers’, or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber attacks or security breaches of the networks or systems, could result in regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded. To date, to our knowledge, we have not experienced any material impact relating to cyber-attacks or other information security breaches.

We are susceptible to customer fraud, which could cause us to suffer losses on our loan portfolio.

Because most of our customers do not publicly report their financial condition and therefore typically are not required to be audited on a regular basis, we are susceptible to a customer’s fraud, which could cause us to suffer losses on our loan portfolio. The failure of a customer to accurately report its financial position, compliance with loan covenants, or eligibility for additional borrowings could result in our providing loans that do not meet our underwriting criteria, defaults in loan payments, and the loss of some or all of the principal of a particular loan or loans. Customer fraud can come in other forms, including but not limited to fraudulent invoices for work done, appraisal fraud, and fraud related to inspections done by third parties.

We have entered into loan purchase and sale agreements with third parties to sell them portions of some of our loans. This increases our leverage. While the agreements are intended to increase our profitability, large loan losses and/or idle cash, could actually reduce our profitability, which could impair our ability to pay principal and/or interest on the Notes.

The loan purchase and sale agreements we entered into have allowed us to increase our loan assets and debt. If loans that we create have significant losses, the benefit of larger balances can be outweighed by the additional loan losses. Also, while these transactions are booked as secured financing, they are not lines of credit. Accordingly, we will have increased our loan balances without increasing our lines of credit, which can cause a decrease in liquidity. One solution to this liquidity problem is having idle cash for liquidity, which then could reduce our profitability. If either of these problems is persistent and/or significant, our ability to pay interest and principal on our Notes may be impaired.

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

The real estate loans we currently hold and intend to extend are illiquid. As a result, our ability to sell under-performing loans in our portfolio or respond to changes in economic, financial, investment, and other conditions may be very limited. We cannot predict whether we will be able to sell any real estate loan for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a loan. The relative illiquidity of our loan assets may impair our ability to generate sufficient cash to make required interest and principal payments on the Notes.

Our systems and procedures might be inadequate to handle our potential growth. Failure to successfully improve our systems and procedures would adversely affect our ability to repay the Notes.

We may experience growth that could place a significant strain upon our operational systems and procedures. Initially all of our computer systems used electronic spreadsheets and we utilized other methods that a small company would use. Over time, we added a loan document system which many banks use to produce closing documents for loans. During March 2018, we replaced our previous electronic spreadsheet system for Notes investors with an internally developed proprietary system. In addition, we plan on replacing our loan asset tracking system in 2019 with another internally developed proprietary system. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel. If any of these systems fail, or if we do not replace our loan asset tracking system in the near future, such a failure could have a material adverse effect on our business, financial condition, results of operations, and, ultimately, our ability to repay principal and interest on the Notes.

If we do not meet the requirements to maintain effective internal controls over financial reporting, our ability to raise new capital will be harmed.

If we do not maintain effective internal controls over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, then it could result in delaying future SEC filings or future offerings. If future SEC filings or future offerings are delayed, it could have an extreme negative impact on our cash flow causing us to default on our obligations, including on the Notes.

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

If a large number of our current and prospective borrowers are unable to repay their loans within a normal average number of months, we will experience a significant reduction in our income and liquidity, and may not be able to repay the Notes as they become due.

Construction loans that we extend are expected to be repaid in a normal average number of months, typically nine months, depending on the size of the loan. Development loans are expected to last for many years. We have interest paid on a monthly basis, but also charge a fee which will be earned over the life of the loan. If these loans are repaid over a longer period of time, the amount of income that we receive on these loans expressed as a percentage of the outstanding loan amount will be reduced, and fewer loans with new fees will be able to be made, since the cash will not be available. This will reduce our income as a percentage of the Notes, and if this percentage is significantly reduced it could impair our ability to pay principal and interest on the Notes.

Our cost of funds is substantially higher than that of banks.

Because we do not offer FDIC insurance, and because we want to grow our Notes program faster than most banks want to grow their CD base, our Notes offer significantly higher rates than bank CDs. Our cost of funds is higher than banks’ cost of funds due to, among other factors, the higher rate that we pay on our Notes and other sources of financing. This may make it more difficult for us to compete against banks when they rejoin our niche lending market in large numbers. This could result in losses which could impair or eliminate our ability to pay interest and principal on our outstanding Notes.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common equity held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We are required to devote resources to comply with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing, and this may reduce the resources we have available to focus on our core business.

Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, or PCAOB, our management is required to report on the effectiveness of our internal controls over financial reporting. We may encounter problems or delays in completing any changes necessary to our internal controls over financial reporting. Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Any failure to comply with the various requirements of the Sarbanes-Oxley Act may require significant management time and expenses and divert attention or resources away from our core business. In addition, we may encounter problems or delays in completing the implementation of any requested improvements provided by our independent registered public accounting firm.

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

Our underwriting standards and procedures are more lenient than conventional lenders.

We invest in loans with borrowers who will not be required to meet the credit standards of conventional mortgage lenders, which is riskier than investing in loans made to borrowers who are required to meet those higher credit standards. Because we generally approve loans more quickly than some other lenders or providers of capital, there may be a risk that the due diligence we perform as part of our underwriting procedures will not reveal the need for additional precautions. If so, the interest rate that we charge and the collateral that we require may not adequately protect us or generate adequate returns for the risk undertaken.

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

In the event of default, our real estate loan investments are generally dependent entirely on the loan collateral to recover our investment. Our loan collateral consists primarily of a mortgage on the underlying property. In the event of a default, we may not be able to recover the premises promptly and the proceeds we receive upon sale of the property may be adversely affected by risks generally related to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies (including environmental legislation), acts of God, and other factors which are beyond our or our borrowers’ control. Current market conditions may reduce the proceeds we are able to receive in the event of a foreclosure on our collateral. Our remedies with respect to the loan collateral may not provide us with a recovery adequate to recover our investment.

Risks Related to Conflicts of Interest

Our CEO (who is also on our board of managers) will face conflicts of interest as a result of the secured lines of credit made to us, which could result in actions that are not in the best interests of our Note holders.

We have two lines of credit from Daniel M. Wallach (our CEO and chairman of the board of managers) and his affiliates. The first line of credit has a maximum principal borrowing amount of $1,250,000 and is payable to Mr. Wallach and his wife, Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second line of credit has a maximum principal borrowing amount of $250,000 and is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC,” and together with the Wallach LOC, the “Wallach Affiliate LOCs”). As of December 31, 2018, we borrowed $0 on the Wallach Trust LOC, with availability on that line of credit of $250,000, and $332,000 on the Wallach LOC, with remaining availability on that line of credit of $918,000. During June 2018 we entered into first amendments to the Wallach LOC and the Trust LOC which modified the interest rates to generally equal the prime rate plus 3%. The interest rates for the Wallach Affiliate LOCs was 8.5% as of December 31, 2018. The Wallach Affiliate LOCs are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these Wallach Affiliate LOCs. Pursuant to the promissory note for each Wallach Affiliate LOC, the lenders have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the Wallach Affiliates LOCs. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

As a result of his large equity ownership in the Company, our CEO will face a conflict of interest in deciding the amount of distributions to equity owners, which could result in actions that are not in the best interests of Note holders.

As of December 31, 2018, our CEO (who is also on the board of managers) beneficially owned 78.7% of the common equity of the Company. He and his wife also own 52.9% the Series C cumulative preferred units outstanding as of December 31, 2018. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

We have three lines of credit from affiliates which allow us to incur a significant amount of secured debt. These lines are collateralized by a lien against all of our assets. Our purchase and sale agreements function as secured debt as well. We expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2018, we had $816,000 of secured debt outstanding on our senior debt lines of credit from affiliates of $2,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third-parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

Risks Related to Liquidity

We depend on the availability of significant sources of credit to meet our liquidity needs and our failure to maintain these sources of credit could materially and adversely affect our liquidity in the future.

We plan to maintain our loan purchase and sale agreements and our lines of credit from affiliates so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. However, as of December 31, 2018, we have availability of $1,684,000 on our lines of credit from affiliates. Certain features of the loan purchase and sale agreements with third parties have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. If we fail to maintain liquidity through our loan purchase and sale agreements and lines of credit, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason and we fail to obtain or renew a line of credit; or we default on any our lines of credit, then our ability to meet our obligations, including our Note obligations, could be materially adversely affected, and we may not have enough cash to pay back Note holders’ investments. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line), will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

We have unfunded commitments to builders as of December 31, 2018. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2018, we have $25,258,000 of unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note holders.

We have a secured line of credit which expires in 2019, and the unsecured portion of a line of credit which also expire in 2019. Failure of those lines to renew could strain our ability to pay other obligations.

We have a $1,325,000 line of credit due in July 2019 (the “Shuman LOC”) which is funded by a group of companies, the majority of which were owned by an individual who died after the line was created. The balance on the Shuman LOC was fully borrowed as of December 31, 2018. We do not know whether the Shuman LOC will be renewed. We also have a $7,000,000 line of credit, the $1,014,000 unsecured portion of which is due in March 2019 (the “Unsecured Swanson LOC”). The balance on the Unsecured Swanson LOC was $1,014,000 as of December 31, 2018. We do not know whether the Unsecured Swanson LOC will be renewed. If we are unable to renegotiate or extend these lines of credit, then we may default on one or both of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

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

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $23,258,000 on December 31, 2018, and is expected to grow in the future. We also have senior subordinated notes which are senior to the Notes of $1,008,000 as of December 31, 2018. In addition, we entered into a line of credit agreement which is senior unsecured, with a maximum outstanding balance of $500,000. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $2,500,000 with $816,000 borrowed as of December 31, 2018, our affiliates are not obligated to fund our borrowing requests. Our secured line of credit with an outside party is only $500,000 (which was fully drawn on December 31, 2018). For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

Some of the collateral securing the Pennsylvania Loans is preferred equity in our Company, which has a book value of $1,320,000 as of December 31, 2018. If the borrower defaults on the loan and we are forced to use collateral to repay the loan, we will need to sell this preferred interest in us to a third party. There is no liquid market for this instrument, so we then can give no assurance as to our ability to generate any amount of proceeds from that collateral.

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

The indenture and terms of our Notes do not restrict our use of leverage. A relatively small loss can cause over leveraged companies to suffer a material adverse change in their financial position. If this happened to us, it may make it difficult to repay the Notes.

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. Our company had 12% and 16% of our loan assets in equity as of December 31, 2018 and 2017, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

We expect to be substantially reliant upon the net offering proceeds we receive from the sale of our Notes to meet principal and interest obligations on previously issued Notes.

We intend to use the net offering proceeds from the sale of Notes to, among other things, make payments on other borrowings, fund redemption obligations, make interest payments on the Notes, and to run our business to the extent that other sources of liquidity from our operations (e.g., repayment of loans we have previously extended to our customers) and our credit lines are inadequate. However, these other sources of liquidity are subject to risks. Our operations alone may not produce a sufficient return on investment to repay interest and principal on our outstanding Notes. We may not be able to obtain an additional line of credit when needed or retain one or more of our existing lines of credit. We may not be able to attract new investors, have sufficient loan repayments, or have sufficient borrowing capacity when we need additional funds to repay principal and interest on our outstanding Notes or redeem our outstanding Notes. If any of these things occur, our liquidity and capital needs may be severely affected, and we may be forced to sell off our loan receivables and other operating assets, or we may be forced to cease our operations.

If we default in our Note payment obligations, the indenture agreements provide that the trustee could accelerate all payments due under the Notes, which would further negatively affect our consolidated financial position and cash flows.

Our obligations with respect to the Notes are governed by the terms of indenture agreements with U.S. Bank National Association as trustee. Under the indentures, in addition to other possible events of default, if we fail to make a payment of principal or interest under any Note and this failure is not cured within 30 days, then we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding Notes could declare all principal and accrued interest immediately due and payable. If our total assets do not cover these payment obligations, then we would most likely be unable to make all payments under the Notes when due, and we might be forced to cease our operations.

There is no sinking fund to ensure repayment of the Notes at maturity, so Note holders are totally reliant upon our ability to generate adequate cash flows.

We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Notes upon maturity. Because funds are not set aside periodically for the repayment of the Notes over their respective terms, Note holders must rely on our consolidated cash flows from operations, investing and financing activities and other sources of financing for repayment, such as funds from sale of the Notes, loan repayments, and other borrowings. To the extent cash flows from operations and other sources are not sufficient to repay the Notes, Note holders may lose all or part of their investment.

If we have a large number of repayment on the Notes, whether because of maturity or redemption due to death, we may be unable to make such repayments.

Upon the death of an investor, if requested by the executor or administrator of the investor’s estate (or if the Note is held jointly, by the surviving joint investor), we are obligated to redeem his or her Notes without any interest penalty. Such redemption requests are not subject to our consent but may be subject to restrictions in the indenture. If a large number of our investors, or a single investor holding a significant portion of the Notes, die within a short period of time, we could be faced with a large number of redemption requests. We are also required to repay all of the Notes upon their maturity. If the amounts of those repayments are too high, and we cannot offset them with loan repayments, secure new financing, or issue additional Notes, we may not have the liquidity to repay the investments.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2018, we have approximately $45,893,000 of debt. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2018, we have a total outstanding balance of $4,245,000 on our lines of credit. As of December 31, 2018, we have a total outstanding balance of approximately $19,013,000 on our loan purchase and sale agreements. We also have the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The loan purchase and sale agreements and other secured debt are with third parties and all but one of the lines of credit are collateralized by loans that we have issued to builders. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities, and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the Wallach Affiliate LOCs, the loan purchase and sale agreements, the senior subordinated note discussed in the prior paragraph, and the line of credit discussed in the prior paragraph. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the loan purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of Note holders’ investment if we are unable to repay all of our secured debt.

Increases in interest rates would increase the amount of debt payments under the Wallach Affiliate LOCs which could impair our ability to repay the principal and interest on the Notes.

The interest rate under the Wallach Affiliate LOCs is generally equal to the prime rate plus three percent. Increases in interest rates will increase the applicable prime rate and therefore, the interest rate under the Wallach Affiliate LOCs will increase. An increase in the interest rate would increase the amount of debt payments under the Wallach Affiliate LOCs which would reduce our cash flows and could impair our ability to repay the principal and interest on the Notes.

We incurred indebtedness secured by our office property, which may result in foreclosure.

The debt incurred by us in connection with our office property is secured by a mortgage. If we default on our secured indebtedness, the lender may foreclose and the entire investment in the office property could be lost, which could adversely affect our ability to repay the principal and interest on the Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2018, we operate an office in Jacksonville, Florida, which we own. We entered into a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed.

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

As of December 31, 2018, we had 2,629 Class A common membership units (“Class A Common Units”) outstanding, held by our eight members. There is no established trading market for our Class A Common Units. As of December 31, 2018, 78.7% of our outstanding Class A Common Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Preferred Equity

Series B Preferred Units

As of December 31, 2018, the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) owns a total of 13.2 Series B cumulative preferred units (“Series B Preferred Units”), which were issued for a total of $1,320. Of that total, 0.8 and 0.9 Series B Preferred Units were issued to the Hoskins Group during 2018 and 2017, respectively, pursuant to an agreement whereby the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. The Series B Preferred Units are redeemable by the Company at any time. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company.

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

Series C Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2018:

Recipient	Units Issued	Distribution Proceeds
Daniel M. Wallach and Joyce S. Wallach	0.370921	$37.0921
Gregory L. Sheldon and Madeline M. Sheldon	0.061208	6.1208
BLDR Holdings, LLC	0.080400	8.0400
Jeffrey L. Eppinger	0.060200	6.0200
Schultz Family Revocable Living Trust	0.01505	1.5050
Total	0.587779	$58.7779

The proceeds received from the sales of the Series C Preferred Units discussed above were used for the funding of construction loans. The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that they were an “accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

(b)	Notes Program

We registered up to $70,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of December 31, 2018, we had issued a gross amount of $17,348 in Notes pursuant to our public offering. From September 29, 2015 through December 31, 2018, we incurred expenses of $294 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2018 were $17,136, 100% of which was used to increase loan balances.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2018 and 2017 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2016, 2015, and 2014 is derived from our audited consolidated financial statements not included in this document.

As of and for the years ended December 31,

	2018	2017	2016	2015	2014
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Net interest income
Interest and fee income on loans	$7,764	$5,812	$3,640	$1,863	$1,138
Interest expense	4,296	2,707	1,748	864	433
Provision for Loan losses	89	44	16	59	22
Net interest income after loan loss provision	3,379	3,061	1,876	940	683
Non-Interest Income
Gain from foreclosure of assets	19	77	72	105	–
Non-Interest Expense
Selling, general and administrative expenses	2,112	2,090	1,319	547	390
Loss on sale of foreclosed assets	103	–	–	–	–
Impairment loss on foreclosed assets	515	266	111	–	–
Net income	$668	$782	$518	$498	$293

Balance Sheet Data
Cash and cash equivalents	$1,401	$3,478	$1,566	$1,341	$558
Accrued interest on loans	568	720	280	146	78
Premises and equipment	1,051	1,020	69		–
Other assets	327	58	82	14	13
Loans receivable, net	46,490	30,043	20,091	14,060	8,097
Foreclosed assets	5,973	1,036	2,798	965	–
Total assets	55,810	36,355	24,886	16,526	8,746
Customer interest escrow	939	935	812	498	318
Accounts payable, accrued interest payable and other accrued expenses	2,864	2,058	1,363	539	199
Notes payable unsecured, net of deferred financing costs	22,635	16,904	11,962	8,497	5,172
Notes payable secured, net of deferred financing costs	23,258	11,644	7,322	3,683	–
Due to preferred equity member	32	31	28	25	–
Total liabilities	49,728	31,572	21,487	13,242	5,689
Redeemable preferred equity	2,385	1,097	–	–	–
Members’ capital	3,697	3,686	3,399	3,284	3,057
Members’ contributions	80	90	140	10	1,000
Members’ distributions	(737)	(585)	(543)	(281)	(140)

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

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of lots and undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do none, any or all of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business.

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

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans. Despite these efforts, if values in a particular area of the country drop by 60%, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan, and helping the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.
Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)	As of December 31, 2018, and 2017, 23% and 22%, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2018, our next two largest customers make up 13% and 4% of our loan commitments, with loans in Orlando, Florida and Cape Coral, Florida, respectively. As of December 31, 2017, our next two largest customers made up 7% and 5% of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while continuing to focus on our residential homebuilder customers.
Not having funds available to us to service the commitments we have

The typical construction loan has about 63% of its loan amount outstanding on average. That means that on average, about 37% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2018, unfunded commitments totaled $25,258, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments;

● sell more secured interest on our loans; or

● draw down on our lines of credit from our affiliates.

Nonpayment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some nonpayment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.
Nonperforming assets	As of December 31, 2018, approximately $8,476 in nonperforming assets (defined as impaired loans and/or loans on nonaccrual plus foreclosed assets). However, we do have the ability to repay most of our debt without penalty, if we believe that is appropriate.

Opportunities

Although we can give no assurance as to our success, in the future, our management will focus its efforts on the following opportunities:

●	receiving money from the Notes and other sources of capital, sufficient to operate our business and allow for growth and diversification in our loan portfolio;

●	growing loan assets, staffing, and infrastructure to handle it. We hire office staff as loan volume grows, and hire the origination staff, which is field-based, as our liquidity allows for new loan originations. The goal for the field staff is to have a geographic coverage that eventually covers most of the continental U.S.;

●	obtaining lines of credit from financial institutions. We would like the maximum amount (the credit limit) to be 20% of our asset size, and our outstanding amounts to average 10% of our asset size; and

●	retaining a portion of earnings to grow the equity of the Company.

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

Loan Losses

Future losses on current loans are estimated in our financial statements. This estimate is important because it is on our largest asset (loans receivable). It is impossible to know what these losses will be, as the condition of the market cannot be determined, and specific situations with each loan are unpredictable and change constantly. Loan losses, as applicable, are accounted for both on the consolidated balance sheets and the consolidated statements of operations. On the consolidated statements of operations, management estimates the amount of losses to capture during the current year. This current period amount incurred is referred to as the loan loss provision. The calculation of our allowance for loan losses, which appears on our consolidated balance sheets as a reduction to Loans receivable, net and is detailed in the notes to our financial statements, requires us to compile relevant data for use in a systematic approach to assess and estimate the amount of probable losses inherent in our commercial lending operations and to reflect that estimated risk in our allowance calculations. We use the policy summarized as follows:

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

We individually analyze for impairment all loans which are more than 60 days past are due at the end of each quarter. We also review for impairment all loans to one borrower with greater than or equal to 10% of our total committed balances. If required, the analysis includes a comparison of estimated collateral value to the principal amount of the loan.

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

December 31, 2018
Loan Loss Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$1,518

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** If the loans were nonperforming, assuming a book amount of the loans outstanding of $46,490, and the fair value of the real estate collateral on all outstanding loans was reduced by 35%, an addition to the loan loss provision of $1,518 would be required.

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

For properties which exist in the condition in which we intend to sell them, we obtain an appraisal of the assets current value. We reduce the appraised value by 10% to account for selling costs. This amount is used to initially book the asset. Typically, prior to the initial booking of the foreclosed asset, the loan has already been reserved to this level. If during ownership, the value of the foreclosed asset drops, an additional impairment is recorded. For assets that need to be improved prior to sale, we adjust the portion of the appraised value related to construction improvements for the percentage of the improvements which have not yet been made.

The fair value of real estate will impact our foreclosed asset value, which is booked at 100% of fair value (after selling costs are deducted). Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

December 31, 2018
Foreclosed Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$2,091

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

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

We are an “emerging growth company” under the recently enacted JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (4), and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2018 and 2017 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our statement of operations for the years ended December 31, 2018 and 2017:

	2018	2017

Net Interest Income
Interest and fee income on loans	$7,764	$5,812
Interest expense:
Interest related to secured borrowings	2,114	1,047
Interest related to unsecured borrowings	2,182	1,660
Interest expense	$4,296	$2,707

Net interest income	3,468	3,105

Less: Loan loss provision	89	44
Net interest income after loan loss provision	3,379	3,061

Non-Interest Income
Gain on foreclosure of assets	$19	$77
Gain on sale of foreclosed assets	–	–
Total non-interest income	19	77

Income	3,398	3,138

Non-Interest Expense
Selling, general and administrative	$2,030	$2,066
Depreciation and amortization	82	24
Loss on the sale of foreclosed assets	103	–
Impairment loss on foreclosed assets	515	266
Total non-interest expense	2,730	2,356

Net income	$668	$782

Earned distribution to preferred equity holder	292	212

Net income attributable to common equity holders	$376	$570

Net income for the year ended December 31, 2018 decreased $114 when compared to the same period of 2017. The decrease in net income was mainly due to an increase in impairment loss on foreclosed assets of $249 and a loss on the sale of foreclosed assets of $103.

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2018 decreased $36 when compared to the same period of 2017. The decrease in SG&A was primarily due to the decrease in salaries and related expenses, which was offset by the increase in legal expenses.

Salaries and related expenses decreased $345 due to our Chief Executive Officer’s decision to receive a reduction in salary of $253 for 2018 compared to 2017. Profit sharing expense decreased $39 which is directly related to the decrease in net income. In addition, deferred compensation expense decreased $186 in 2018 compared to the same period of 2017. The decrease in salaries and related expenses for the year ended December 31, 2018 compared to 2017 was offset by management’s decision to add additional employees to support the growth of the Company, which primarily includes our Chief Financial Officer, Executive Vice President of Sales, and Vice President of Administration, which resulted in an increase in our payroll expenses. As of December 31, 2018, we had a total of 19 employees compared to 14 as of December 31, 2017.

Legal and accounting expenses increased $144 due to the direct growth of the Company and related operating matters of the business.

We had $46,490 and $30,043 in loan assets as of December 31, 2018 and 2017, respectively. In addition, we had 259 construction loans in 18 states with 75 borrowers and nine development loans in three states with four borrowers.

Originations increased $22,048 or 51% to $65,044 for the year ended December 31, 2018 compared to the same period of 2017.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2018 and 2017:

	2018		2017
Interest Income		*		*
Interest income on loans	$5,694	14%	$3,914	14%
Fee income on loans	2,070	5%	1,898	7%
Interest and fee income on loans	7,764	19%	5,812	21%
Interest expense – secured	2,114	5%	1,047	4%
Interest expense – unsecured	1,998	4%	1,447	5%
Offering costs expense	184	1%	213	1%
Interest expense	4,296	10%	2,707	10%
Net interest income (spread)	3,468	9%	3,105	11%

Weighted average outstanding loan asset balance	$41,341		$27,269

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7%. For most loans, the margin is fixed at 3%; however, for our development loans the margin is fixed at 7%. Loans originated prior to July 1, 2018 have a 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). For the years ended December 31, 2018 and 2017, the difference between interest income and interest expense was 4%. Our average construction loan lasts for nine months, with a weighted average of twelve months. Those that go beyond twelve months pay a higher rate of interest, even though they are paying interest on time. Our interest expense for both 2018 and 2017 was the same percentage cost (10%).

We anticipate similar numbers in 2019 to the past two years.

● Fee income. Our construction loans have a 5% fee on the amount that we commit to lend, which is amortized over the expected life of each of those loans; however, we do not recognize a loan fee on our development loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. For 2018 and 2017, fee income was 5% and 7% of the average outstanding balance on all loans. The reduction was due to a slightly larger average loan duration in 2018 as compared to 2017. In the future, we anticipate that fee income will continue at the same historical rates.

● Amount of nonperforming assets. Generally, we have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets

As of December 31, 2018, all loans were paying interest with the exception of 23 impaired loans which were classified as non-accruing. As of December 31, 2017, all loans were paying interest.

Foreclosed assets do not provide a monthly interest return. During the year ended December 31, 2018, we recorded $4,494 from loans receivables, net to foreclosed assets on the balance sheet which resulted in a negative impact on our interest spread.

The amount of nonperforming assets is expected to rise over the next twelve months due to expected development costs related to foreclosed assets, anticipated foreclosure of assets, and idle cash increases related to anticipated large borrowing inflows. The nonperforming asset balance will drop significantly with a sale of our foreclosed asset in Sarasota, Florida, which is recorded at a value of $4,788 at December 31, 2018.

Loan Loss Provision

We recorded $89 and $44 in the years ended December 31, 2018 and 2017, respectively, in loss reserve related to our collective reserve (loans not individually impaired) and $20 and $0 for specific reserves (for loans individually impaired). We anticipate that the collective and specific reserves will increase as our loan balances rise throughout 2019.

Non-Interest Income

We recognized foreclosed gains of $19 and $0 in the years ended December 31, 2018 and 2017, respectively, from the initial foreclosure of assets. This represents the difference between our loan book value and the appraised value, net of selling costs, of the real estate.

For the year ended December 31, 2017, we sold a foreclosed asset and recognized gains of $77. We anticipate revenue in this area in 2019 related to the sale of our foreclosed asset in Sarasota, Florida.

SG&A Expenses

The following table displays our SG&A expenses for the years ended December 31, 2018 and 2017:

	2018	2017
Selling, general and administrative expenses
Legal and accounting	$340	$196
Salaries and related expenses	1,090	1,435
Board related expenses	70	108
Advertising	87	59
Rent and utilities	37	33
Loan and foreclosed asset expenses	150	57
Travel	102	78
Other	154	100
Total SG&A	$2,030	$2,066

Impairment Loss on Foreclosed Assets

We recorded a loss on the sale of foreclosed assets of $103 and $0 for the years ended December 31, 2018 and 2017, respectively. We sold two of our foreclosed assets located in Louisiana in 2018 which resulted in the loss for that year.

We recorded $515 and $266 for the years ended December 31, 2018 and 2017, respectively, in impairment losses of our foreclosed assets (real estate taken in foreclosure). These losses are generally due to either decreases in value or cost overruns in completion. We may have more impairment in 2019 either on our existing or acquired foreclosed assets.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our lines of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. At December 31, 2018 and 2017, we had $1,401 and $3,478, respectively, in cash. See our Liquidity and Capital Resources section for more information.

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2018:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$1,140	$684	$214	60%		5%
Colorado	2	4	2,549	1,739	1,433	68%		5%
Florida	18	104	32,381	22,855	12,430	71%		5%
Georgia	5	6	5,868	3,744	2,861	64%		5%
Idaho	1	2	605	424	77	70%		5%
Indiana	2	5	1,567	1,097	790	70%		5%
Michigan	4	26	5,899	3,981	2,495	67%		5%
New Jersey	5	15	4,999	3,742	2,820	75%		5%
New York	2	4	1,555	1,089	738	70%		5%
North Carolina	5	12	3,748	2,580	1,712	69%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	2	3	3,220	1,960	1,543	61%		5%
Pennsylvania	3	34	24,808	14,441	10,087	58%		5%
South Carolina	15	29	9,702	6,738	4,015	69%		5%
Tennessee	1	2	750	525	347	70%		5%
Texas	1	1	179	125	26	70%		5%
Utah	4	4	1,788	1,206	486	67%		5%
Virginia	3	6	1,675	1,172	806	70%		5%
Total	75	259	$102,808	$68,365	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2017:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	3	6	$3,224	$2,196	$925	68%		5%
Delaware	1	1	244	171	147	70%		5%
Florida	15	54	25,368	16,555	10,673	65%		5%
Georgia	7	13	8,932	5,415	3,535	61%		5%
Indiana	2	2	895	566	356	63%		5%
Michigan	4	25	7,570	4,717	2,611	62%		5%
New Jersey	2	11	3,635	2,471	1,227	68%		5%
New York	1	5	1,756	929	863	53%		5%
North Carolina	3	6	1,650	1,155	567	70%		5%
Ohio	1	1	711	498	316	70%		5%
Oregon	1	1	607	425	76	70%		5%
Pennsylvania	2	20	15,023	7,649	5,834	51%		5%
South Carolina	7	18	4,501	3,058	1,445	68%		5%
Tennessee	1	2	690	494	494	72%		5%
Utah	1	2	790	553	344	70%		5%
Virginia	1	1	335	235	150	70%		5%
Total	52	168	$75,931	$47,087	$29,563	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2018:

(All dollar [$] amounts shown in table and footnotes in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)	Loan Fee
Pennsylvania	1	3	$8,482	$5,000	$5,037	59%	$1,000
Florida	2	4	537	1,206	501	93%	-
South Carolina	1	2	1,115	1,250	482	43%	-
Total	4	9	$10,134	$7,456	$6,020	59%	$1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,320 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2017:

(All dollar [$] amounts shown in table in thousands).

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(3)	Amount Outstanding	Loan to Value Ratio(2)	Loan Fee	Interest Rate
Pennsylvania	1	3	$4,997	$4,600	$2,811	56%	$1,000	COF plus 7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,240 of preferred equity in our Company. In the event of a foreclosure on the property securing certain of our loans, a portion of our collateral is preferred equity in our Company, which might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value.

(3)	The commitment amount does not include letters of credit and cash bonds, as the sum of the total balance outstanding including the cash bonds plus the letters of credit and remaining to fund for construction is less than the $4,600 commitment amount.

Financing receivables are comprised of the following:

	December 31, 2018	December 31, 2017

Loans receivable, gross	$49,127	$32,375
Less: Deferred loan fees	(1,249)	(847)
Less: Deposits	(1,510)	(1,497)
Plus: Deferred origination costs	308	109
Less: Allowance for loan losses	(186)	(97)

Loans receivable, net	$46,490	$30,043

In 2019, we anticipate continued growth in loans receivable, net, and all of the items that comprise it (seen in the chart above).

Roll forward of commercial loans:

	December 31, 2018	December 31, 2017

Beginning balance	$30,043	$20,091
Originations	54,145	33,451
Principal collections	(32,899)	(22,645)
Transferred to foreclosed assets	(4,494)	–
Change in deferred origination costs	199	55
Change in builder deposit	(12)	(636)
Change in loan loss provision	(89)	(44)
New loan fees	(2,949)	(2,127)
Earned loan fees	2,546	1,898

Ending balance	$46,490	$30,043

Credit Quality Information

Finance Receivables – By risk rating:

	December 31, 2018	December 31, 2017

Pass	$43,402	$25,656
Special mention	3,222	6,719
Classified – accruing	–	–
Classified – nonaccrual	2,503	–

Total	$49,127	$32,375

Please see our notes to consolidated financial statements for more information about the ratings in the table above.

Finance Receivables – Method of impairment calculation:

	December 31, 2018	December 31, 2017

Performing loans evaluated individually	$19,037	$14,992
Performing loans evaluated collectively	27,587	17,383
Non-performing loans without a specific reserve	2,204	–
Non-performing loans with a specific reserve	299	–

Total evaluated collectively for loan losses	$49,127	$32,375

At December 31, 2018 and 2017, there were no loans acquired with deteriorated credit.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Unpaid principal balance (contractual obligation from customer)	$2,503	$-
Charge-offs and payments applied	-	-
Gross value before related allowance	2,503	-
Related allowance	(20)	-
Value after allowance	$2,483	$-

Below is an aging schedule of loans receivable as of December 31, 2018, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Below is an aging schedule of loans receivable as of December 31, 2017, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	-%

Total	171	$32,375	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Below is an aging schedule of loans receivable as of December 31, 2017, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	153	$26,421	82%
60-89 days	18	5,954	18%
90-179 days	–	–	0%
180-269 days	–	–	0%

Subtotal	171	$32,375	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	171	$32,375	100%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Beginning balance	$1,036	$2,798
Additions from loans	4,737	-
Additions for construction/development	1,608	317
Sale proceeds	(809)	(1,890)
Gain on sale of foreclosed assets	-	77
Loss on sale of foreclosed assets	(103)	-
Gain on foreclosure	19	-
Loss on foreclosure	(47)	-
Impairment loss on foreclosed assets	(468)	(266)
Ending balance	$5,973	$1,036

During the year ended December 31, 2018 we recorded four deeds in lieu of foreclosure. Three of the four were with a certain borrower with a completed home and two lots. The fourth was with a borrower who defaulted on a loan by failing to make interest payments. As a result, we reclassified $4,737 to foreclosed assets; consisting of $4,494 of principal from loans receivable, net; and $243 from accrued interest receivable. We finished two homes in Louisiana and worked on building two in Georgia and one in Florida. Total investment in construction and development in 2018 was $1,608. We sold the two foreclosed assets in Louisiana, with sales proceeds of $809 and losses on the sales of $103.

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2018 and 2017 was $219 and $466, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We have 40 and 30 other loans active as of December 31, 2018 and 2017, respectively, which also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $720 and $469 as of December 31, 2018 and 2017, respectively. We anticipate a moderate decline in the interest escrow balance during 2019.

Roll forward of interest escrow for the years ended December 31, 2018 and 2017:

	2018	2017

Beginning balance	$935	$812
Preferred equity dividends	125	115
Additions from Pennsylvania Loans	362	480
Additions from other loans	1,214	1,163
Interest, fees, principal or repaid to borrower	(1,697)	(1,635)

Ending balance	$939	$935

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 9% and 13% for both 2018 and 2017). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

In March 2018, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Seventh Amendment was to allow S.K. Funding to purchase a portion of the Pennsylvania Loans.

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,000, S.K. Funding must fund the amount between $1,000 and less than or equal to $4,500.
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

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 8.5% and 4.9% as of December 31, 2018 and 2017, respectively. As of December 31, 2018, we had borrowed $332 against the Wallach LOC and $918 remained available. Interest expense was $23 for the year ended December 31, 2018. There were no borrowings on the Wallach LOC as of December 31, 2017. The maximum outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 8.5% and 4.4% as of December 31, 2018 and 2017, respectively. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2018 and 2017. The maximum outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2019, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Shuman LOC was fully borrowed as of December 31, 2018. Interest expense was $134 and $61 for the years ended December 31, 2018 and 2017, respectively.

Line of Credit with Paul Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 9%; and
●	Automatic renewal in March 2019 and extended for 15 months.

The Swanson LOC was fully borrowed as of December 31, 2018. Interest expense was $624 and $69 for the years ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, we borrowed $485 against the Myrick LOC and $515 remained available. Interest expense was $19 for the year ended December 31, 2018.

London Financial

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”) with the following terms:

●	Principal of $3,250;
●	Secured by collateral of land and improvements by a certain foreclosed asset;
●	Cost of funds to us of 12%; and
●	Due in September 2019.

As of December 31, 2018, $2,860 was borrowed against the London Loan with an additional $390 that remained available upon completion of additional work performed on the foreclosed asset that secures the London Loan. Interest expense was $89 for the year ended December 31, 2018.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $648 as of December 31, 2018. Interest expense was $41 for the year ended December 31, 2018.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2018		December 31, 2017
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,742	$5,294	$7,483	$4,089
S.K. Funding	11,788	6,408	9,128	4,134

Lender
Shuman	2,051	1,325	1,747	1,325
Paul Swanson	8,079	5,986	2,518	2,096

Total	$30,660	$19,013	$20,876	$11,644

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the borrowings at December 31, 2018 and 2017 was 10.41% and 8.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months. The following table shows the roll forward of our Notes Program:

	December 31, 2018	December 31, 2017

Gross notes outstanding, beginning of period	$14,121	$11,221
Notes issued	9,645	8,375
Note repayments / redemptions	(6,418)	(5,475)

Gross Notes outstanding, end of period	17,348	14,121

Less deferred financing costs, net	212	286

Notes outstanding, net	$17,136	$13,835

The following is a roll forward of deferred financing costs:

	December 31, 2018	December 31, 2017

Deferred financing costs, beginning balance	$1,102	$1,014
Additions	117	88
Disposals	(7)	-
Deferred financing costs, ending balance	$1,212	$1,102
Less accumulated amortization	(1,000)	(816)
Deferred financing costs, net	$212	$286

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2018	December 31, 2017

Accumulated amortization, beginning balance	$816	$603
Additions	184	213
Accumulated amortization, ending balance	$1,000	$816

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate (1)	December 31, 2018	December 31, 2017
Unsecured Note with Seven Kings Holdings, Inc.	Demand (2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	March 2019	9.0%	1,014	1,904
Subordinated Promissory Note	September 2019	9.5%	1,125	-
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	October 2019	10.0%	150	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	-
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	-
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	-
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$5,499	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2) Due six months after lender gives notice.

(3) Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4) These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5) These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority:

	Priority Rank	December 31, 2018	December 31, 2017
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$22,521	$11,644
Secured line of credit from affiliates	2	816	–
Unsecured line of credit (senior)	3	500	–
Other unsecured debt (senior subordinated)	4	1,008	279
Unsecured Notes through our public offering, gross	5	17,348	14,121
Other unsecured debt (subordinated)	5	3,401	2,617
Other unsecured debt (junior subordinated)	6	590	173

Total		$46,184	$28,834

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2018, and December 31, 2017, we had 268 and 171, respectively, in combined loans outstanding, which totaled $49,127 and $32,375, respectively, in gross loan receivables outstanding. Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $25,258 and $19,312 as of December 31, 2018 and December 31, 2017, respectively. We anticipate a significant increase in our gross loan receivables over the 12 months subsequent to December 31, 2018 by directly increasing originations to new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2018	As of December 31, 2017
Secured debt	$23,258	$11,644
Unsecured debt	22,635	16,904
Equity	6,082	4,783

Secured debt, net of deferred financing costs increased $11,614 during the year ended December 31, 2018, which consisted of an increase in borrowings secured by loans and foreclosed assets and a mortgage payable on our office facility of $10,966 and $648, respectively. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to December 31, 2018 through our existing loan purchase and sale agreements.

The other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $5,731 during the year ended December 31, 2018, which consisted of an increase in our Notes Program of $3,301 and an increase in the balances of unsecured lines of credit of $2,430. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to December 31, 2018.

Equity increased $1,298 during the year ended December 31, 2018, which consisted of increases in Series C cumulative preferred units (“Series C Preferred Units”) and Series B cumulative preferred units of $1,288 and $80, respectively; which was offset by a decrease in Class A common equity of $70. We anticipate an increase in our equity during the 12 months subsequent to December 31, 2018 through the issuance of additional Series C Preferred Units. During the year ended December 31, 2017, we increased the amount of Series C Preferred Units outstanding by $1,097. If we are not able to increase our equity through the issuance of additional Series C Preferred Units, we will then attempt to raise additional funds through the Notes Program. If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce the need for additional funds.

Cash provided by operations was $2,251 as of December 31, 2018 compared to $1,692 for the same period of 2017. Our increase in operating cash flow was primarily due to higher loan originations

Contractual Obligations

The following table shows the maturity of outstanding debt as of December 31, 2018:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$33,967	$8,123	$3,141	$22,703
2020	4,371	3,144	1,212	15
2021	4,025	4,010	-	15
2022	3,233	2,071	1,146	16
2023 and thereafter	588	-	-	588
Total	$46,184	$17,348	$5,499	$23,337

The total amount maturing through year ending December 31, 2019 is $33,967, which consists of secured borrowings of $22,703 and unsecured borrowings of $11,264.

Secured borrowings maturing through the year ending December 31, 2019 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and two lenders (Shuman and Paul Swanson). Our secured borrowings are mostly showing as due by 2019 because the related collateral is demand loans. The following lists our secured facilities listed as maturing in 2019 with actual maturity and renewal dates:

●	Swanson – $5,986 due March 2020;
●	Shuman – $1,325 due July 2019;
●	S. K. Funding – $3,500 of the total due July 2019;
●	S.K. Funding - $2,908 no expiration date;
●	1st Financial Bank USA – $5,294 no expiration date;
●	London Financial - $2,860 due September 2019;
●	Myrick Line of Credit - $485 no expiration date;
●	Wallach Line of Credit – $331 no expiration date; and
●	Mortgage Payable - $14.

Unsecured borrowings due on December 31, 2019 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $8,123 and $3,141, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 82% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 6 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate growing our assets through the net sources and uses (12-month liquidity) listed above as well as future capital increases from debt, redeemable preferred equity, and regular equity. Although our secured debt is all listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 1.5%, when CDs are paying 3%, we may need a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. Short term interest rates have risen slightly but are generally low historically.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

During the first quarter of 2018, the Company placed into service an internally developed proprietary system for our investor program, which replaced our prior Excel spreadsheet system. The new investor program maintains borrower information and is run on a Local Area Network confined to the office building and no access to cyberspace. During 2018, the Company initiated an internally developed proprietary system for our loan program which we intend to place into service in the fourth quarter of 2019. The development of the proprietary systems was designed in part to enhance the overall system of internal controls over financial reporting through further automation of the Company’s business processes. In addition to the internally developed software, the Company implemented new accounting software during July 2018 which replaced our previous software. The software streamlines the accounting process and further implements segration of duties. Except for developing new proprietary systems and implementing new accounting software there has been no change in our internal control over financial reporting during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Messrs. Wallach and Summers were elected as managers in March 2012. Mr. Rauscher was elected manager in March 2015. Mr. Wallach, Mr. Summers, and Mr. Rauscher have terms which expire in March of 2019, 2020, and 2021 respectively.

Daniel M. Wallach, age 51, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 25 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 43, is our Executive Vice President of Operations, a position to which she was appointed in July, 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Catherine Loftin, age 40, is our Chief Financial Officer, a position to which she was appointed in January 2018. Ms. Loftin previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Loftin was the Corporate Controller for Lucas Group from November 2017 to June 2017. Prior to Lucas Group, Ms. Loftin was a Division Controller for Pulte Group from July 2014 through November 2017. Prior to Pulte Group, Ms. Loftin was the Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Loftin spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Loftin started her accounting career with PricewaterhouseCoopers, after an internship with PricewaterhouseCoopers. Ms. Loftin received her Bachelors of Business of Administration from the Terry College of Business School at the University of Georgia, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business.

William Myrick, age 57, is our Executive Vice President of Sales, a position to which he was appointed in March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 73, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in July 2011, but continues to be associated with United Bank, a regional bank. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 53, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Code of Ethics

Our board of managers adopted an amended Code of Ethics and Business Conduct on November 8, 2018 (the “Code of Ethics”), which contains general guidelines applicable to our employees, executive officers and the members of our board of managers with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is posted on our website at www.shepherdsfinance.com.

Audit Committee

Our board of managers has established a separately-designated audit committee, whose charter was adopted on August 9, 2012 and amended on November 8, 2018. The purpose of the audit committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our audit committee consists of Messrs. Rauscher and Summers, two of the independent managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our board of managers believes that each member of the audit committee has sufficient knowledge and relevant background experience to serve on the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Historically we did not compensate our CEO for services rendered to us. In 2018 and 2017, we did compensate him. We compensate our Executive Vice President of Operations, and starting in 2018, our Chief Financial Officer and our Executive Vice President of Sales. This discussion describes our compensation philosophy and policies.

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

Membership Interests

As the beneficial owner of 78.7% (as of March 1, 2019) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Both our Executive Vice President of Operations and our Chief Financial Officer purchased 2% and our Executive Vice President of Sales purchased 15.3% of our outstanding common membership interests (directly or indirectly) from Mr. and Mrs. Wallach. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

The following table provides a summary of the compensation received by our current executives for last two completed fiscal years:

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Daniel Wallach,	2018	$49,434	$12,060	$–	$–	$–	$–	$18,406	$79,900
CEO	2017	156,352	295,606	–	–	–	–	36,172	488,130

Barbara Harshman, EVP	2018	74,698	70,494	–	–	–	–	15,271	160,463
Operations	2017	63,300	101,833	–	–	–	–	21,407	186,540

Catherine Loftin,	2018	90,838	12,060	–	–	–	–	17,044	119,942
CFO(3)	2017	7,731	–	–	–	–	–	12,645	20,376

Bill Myrick, EVP Sales(4)	2018	119,833	6,660	–	–	–	–	20,952	147,445
	2017	–	–	–	–	–	–	32,000	32,000

(1) Amounts in the Bonus column represent amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

(3) Ms. Loftin did not serve as an executive officer of the Company in 2017. Ms. Loftin served as a Controller from November 2017 to January 2018.

(4) Mr. Myrick did not serve as an officer of the Company in 2017. Mr. Myrick served as an independent manager from March 2012 to March 2018. All amounts earned by Mr. Myrick in 2017 were fees earned or paid in cash for his services as a manager during 2017. Of the $20,952 listed in Mr. Myrick’s “All other Compensation” column in 2018, $4,111 were fees earned or paid in cash for his services as a manager during part of 2018.

Changes for 2019

Mr. Wallach will receive a base salary of $62,790 for 2019. In addition, Mr. Wallach will receive the Company’s team bonus which will range between $0 and $14,400. However, some of the money he earned for bonuses and profit sharing in 2018 will be paid in 2019:

Ms. Harshman will receive a base salary of $97,800 for 2019. In addition, Ms. Harshman is paid a bonus based on the improvement of the Company’s net income. Ms. Harshman received a bonus of $53,000 in both 2017 and 2018, which she used to purchase an additional 1% ownership interest from Mr. Wallach in January 2018. Ms. Loftin will receive a base salary of $93,100 for 2019. Both Ms. Loftin and Ms. Harshman will receive the team bonus, which will reward each between $0 and $14,400.

On March 1, 2018, William Myrick resigned his position as a member of our board of managers and on March 5, 2018 he became our Executive Vice President of Sales. Mr. Myrick will receive a base salary of $148,031 for 2019. In addition, Mr. Myrick will receive the team bonus, which will reward between $0 and $14,400.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	33,000	–	–	–	–	–	33,000

Eric A. Rauscher	33,000	–	–	–	–	–	33,000

William Myrick(1)	4,111	–	–	–	–	–	4,111

Total	$70,111	–	–	–	–	–	$70,111

(1)	Mr. Myrick became our Executive Vice President of Sales in March 2018.

We paid each of the independent managers an annual retainer of $25,000, with the exception of Mr. Myrick who received a lesser retainer due to only serving as a manager for part of the year. Our independent managers also receive fees of $2,000 for the first day and $1,200 for any additional days for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The independent managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2018:

Title of Class	Name and Address of Owner (1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	88.18	3.4%	$79,132	1.3%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	1,980.84	75.3%	1,790,900	29.4%
Class A Common Units	Kenneth R. Summers	26.29	1.0%	23,769	0.4%
Class A Common Units	Eric A. Rauscher	26.29	1.0%	23,769	0.4%
Class A Common Units	William Myrick	402.24	15.3%	364,255	6.0%
Class A Common Units	Barbara Harshman	39.93	1.5%	36,101	0.6%
Class A Common Units	Barbara Harshman IRA	12.65	0.5%	11,436	0.2%
Class A Common Units	Catherine Loftin	52.58	2.0%	47,538	0.8%
Subtotal of common voting equity		2,629.00	100%	2,376,900	39.1%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	12.61	52.9%	1,261,212	20.7%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	2.08	8.7%	208,121	3.4%
Series C Preferred Units	Other Holders of Series C Preferred Units	9.16	38.4%	915,564	15.1%
Subtotal of Series C Preferred Units		23.85	100.0%	2,384,898	39.2%
Series B Preferred Units	Holders of Series B Preferred Units	13.20	100.0%	1,320,000	21.7%
Total Members’ Capital and Redeemable Preferred Equity		2,666.05		$6,081,798	100%

(1)

The addresses of each Class A Common Units owners named above are:

The addresses of Daniel and Joyce Wallach, William Myrick, Barbara Harshman and Catherine Loftin are 13241 Bartram Park Blvd Suite 2401, Jacksonville, FL 32256.

Kenneth R. Summers is PO Box 995 Morgantown, WV 26507;

Eric A. Rauscher is 2706 South Park Rd. Bethel Park, PA 15102;

The address of each Series C Preferred Units owners named above are:

Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd. Suite, 2401, Jacksonville, FL, 32092

Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct Venetia, PA 15367.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliates

On December 30, 2011, we obtained two demand loans from Mr. and Mrs. Wallach to finance our operations. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to the Notes. Mr. Wallach our CEO (who is also on our board of managers), is the beneficial owner of 78.7% of our outstanding common membership interests.

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC”). The total outstanding balance on the Wallach LOC at December 31, 2018 and 2017 was $332,000 and $0, respectively. Interest paid on the Wallach LOC was $23,000 and $0 for the years ended December 31, 2018 and 2017, respectively. The total outstanding balance on the Wallach Trust LOC as of both December 31, 2018 and 2017 was $0. We have had no borrowings on the Wallach Trust LOC in 2018 and 2017. Each of the lines of credit is evidenced by a promissory note, is payable upon demand of the lender, and generally bears an interest rate equal to the prime rate plus 3%. Pursuant to each promissory note, the lender has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2018, and 2017, the interest rate was 8.50% and 4.88%, respectively, for both the Wallach LOC and the Wallach Trust LOC.

The original entries into the Wallach LOC and the Wallach Trust LOC were approved by Mr. Wallach in his capacity as sole manager prior to the time we had independent managers. As the demand loans were made at rates equal to the lenders’ cost of funds, Mr. Wallach determined the terms of the demand loans to be as favorable to us as those generally available from unaffiliated third parties. The independent managers ratified and approved these transactions subsequent to the formation of the board of managers. See “Risk Factors — Risks Related to Conflicts of Interest — Our CEO (who is also one of our managers) will face conflicts of interest as a result of the secured affiliated loans made to us, which could result in actions that are not in the best interests of our Note holders.” In June 2018, the Company’s board of managers (with Mr. Wallach abstaining) approved amendments to the Wallach LOC and Wallach Trust LOC to change the interest rate on each to generally equal the prime rate plus 3%.

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our EVP of Sales, William Myrick. The Company’s board of managers approved the Company entering into the Myrick LOC Agreement. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) secured by a lien against all of our assets with the following terms with principal not to exceed $1,000,000. The interest rate on the Myrick LOC is generally equal to the prime rate plus 3%. The Myrick LOC is due upon demand. As of December 31, 2018, we borrowed $485 against the Myrick LOC and $515 remained available. Interest expense was $19 for the year ended December 31, 2018.

The Company has accepted new investments under the Notes program from employees, managers, members and relatives of managers and members, with $1,205 outstanding at December 31, 2018. For the years ended December 31, 2018 and 2017 our five largest investments from affiliates through our Notes Program are detailed below:

(All dollar [$] amounts shown in table in thousands.)

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2018	2017	2018	2018	2017
Eric Rauscher	Independent Manager	$475	$475	10.00%	$49	$36

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	19	19

David Wallach	Father of Member	635	211	10.36%	43	17

Joseph Rauscher	Parent of Independent Manager	195	195	11.0%	13	15

R. Scott Summers	Son of Independent Manager	475	275	9.58%	25	19

Hoskins Group’s Series B Preferred Equity

The Series B cumulative preferred membership units (“Series B Preferred Units”) of our membership interests were first issued to the Hoskins Group through a reduction in the SF Loan. They are redeemable only at the option of the Company or upon a change or control or liquidation. Ten Series B Preferred Units were issued for a total of $1,000,000. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B Preferred Units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. They purchased 0.8, 0.9, and 1.4 Series B Preferred Units in 2018, 2017, and 2016, respectively.

Series C Preferred Equity

We issued Series C cumulative preferred units (“Series C Preferred Units”) to entities owned or affiliated with Eric A. Rauscher, one of our independent managers, in March 2017 and William Myrick, our Executive Vice President of Sales and a former independent manager, in April 2017. They were redeemable by us at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. On July 31, 2018, we redeemed the outstanding Series C Preferred Units.

On August 1, 2018, we issued 12 Series C Preferred Units to Daniel M. Wallach, our CEO and chairman of our board of managers, and his wife, Joyce S. Wallach, for the total purchase price of $1,200,000.

On November 14, 2018, we issued 1 Series C Preferred Unit to Schultz Family Revocable Living Trust, which a trust of the parents of Joyce S. Wallach, who is the wife of our CEO and chairman of our board of managers, for the total purchase price of $100,000.

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made quarterly. This rate can increase if any interest rate on our public Notes offering rises above 12%. Dividends can be reinvested monthly into additional Series C Preferred Units. The Series C Preferred Units have the same preferential rights as the Series B Preferred Units as more fully described above.

Sale of Commercial Loans

In September 2018, Daniel M. Wallach, our CEO and chairman of our board of managers, purchased three loans from us for an aggregate amount of approximately $280,000. Under the arrangement, we continue to service the loans. One of the three loans paid off in 2018.

Also, in September 2018, William Myrick, our Executive Vice President of Sales and a former independent manager, purchased two loans from us for an aggregate amount of approximately $395,000. Under the arrangement, we continue to service the loans.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2017 , Carr, Riggs & Ingram, LLC (“CRI”) served as our independent registered public accounting firm and provided certain other services. CRI began serving as our independent registered public accounting firm in 2011.

On January 10, 2019, the Company dismissed CRI as the Company’s independent registered public accounting firm. The dismissal of CRI was approved by the Audit Committee of the Company’s board of managers (the “Audit Committee”). CRI’s audit report on the financial statements of the Company for each of the fiscal years ended December 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. Subsequent to the dismissal of CRI, the Audit Committee engaged Warren Averett, LLC (“Warren Averett”) as its independent registered public accounting firm on January 10, 2019.

Our Audit Committee reviewed the audit and non-audit services performed by CRI during 2018, as well as the fees charged by CRI for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by CRI, including the audit of our annual consolidated financial statements, for the year ended December 31, 2017 and quarterly reviews for the periods ending March 31, 2018, June 30, 2018 and September 30, 2018, are set forth in the table below.

	2018	2017
Audit Fees	$157,173	$127,334
Audit-Related Fees*	19,608	9,332
Tax Fees	–	–
All Other Fees	2,414	–
Total	$179,195	$136,666

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated September 29, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on September 29, 2015, Commission File No. 333-203707

10.1	Mortgage dated July 21, 2010 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, and Anna Marie Corrado, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.2	Subordinated Promissory Note dated December 29, 2010 between 84 FINANCIAL, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Credit Agreement dated December 30, 2011 by and between Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.11	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.12	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.13	Amended and Restated Subordination of Mortgage dated December 31, 2011 between Investor’s Mark Acquisitions, LLC, Mark L. Hoskins, Louis E. Menichi, Jennie Menichi, Erma Grego, Anna Marie Corrado, and Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.14	Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.15	First Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark. L. Hoskins, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

10.16	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.17	Sixth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated March 27, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 27, 2014, Commission File No. 333-181360

10.18	Credit Agreement dated June 20, 2014 by and between Shepherd’s Finance, LLC, Southeastern Land Developers, LLC, and Charles R. Rich, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.19	Promissory Note dated June 20, 2014 from Southeastern Land Developers, LLC to Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.20	Deed to Secure Debt dated June 20, 2014 between Shepherd’s Finance, LLC and Southeastern Land Developers, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on June 26, 2014, Commission File No. 333-181360

10.21	Loan Purchase and Sale Agreement dated December 24, 2014 between Shepherd’s Finance, LLC and 1st Financial Bank USA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 29, 2014, Commission File No. 333-181360

10.22	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.23	Seventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 31, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.24	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.25	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and 1st Financial Bank USA, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 12, 2015, Commission File No. 333-181360

10.26	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.27	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.28	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated November 4, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 9, 2015, Commission File No. 333-203707

10.29	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.30	Construction Loan Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.31	Promissory Note from Eclipse Partners II, LLC to Shepherd’s Finance, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.32	Builder Deposit Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.33	Mortgage and Security Agreement by and between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated December 9, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 15, 2015, Commission File No. 333-203707

10.34	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.35	Tenth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.36	Third Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and 1st Financial Bank USA, dated as of January 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 19, 2016, Commission File No. 333-203707

10.37	Construction Loan Agreement between Shepherd’s Finance, LLC and Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.38	Promissory Note from Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.39	Mortgage and Security Agreement between Shepherd’s Finance, LLC and Lex Partners II, LLC, dated February 19, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.40	Second Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.41	Deed in Lieu of Foreclosure Agreement between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.42	Option to Purchase between Shepherd’s Finance, LLC and Eclipse Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.43	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.44	Agreement between Shepherd’s Finance, LLC, Lex Partners II, LLC, and 1333 Vista Drive, LLC, effective as of June 30, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.45	Interest Escrow Account Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.46	Amendment to Builder Deposit Agreement between Shepherd’s Finance, LLC, Eclipse Partners II, LLC, and Lex Partners II, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.47	Eleventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated as of July 20, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 25, 2016, Commission File No. 333-203707

10.48	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.49	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.50	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.51	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.52	Unsecured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.53	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.54	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.55	Twelfth Amendment to the Credit Agreement between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 8, 2018, Commission File No. 333-203707

10.56	Modification Agreement between Shepherd’s Finance, LLC and Paul Swanson effective as of April 13, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.57	Unsecured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.58	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.59	Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated April 27, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 3, 2018, Commission File No. 333-203707

10.60	Deed in Lieu of Foreclosure Agreement between Shepherd’s Finance, LLC and 1333 Vista Drive, LLC, dated April 27, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 3, 2018, Commission File No. 333-203707

10.61	Warranty Deed in Lieu of Foreclosure from 1333 Vista Drive, LLC in favor of Shepherd’s Finance, LLC, dated April 27, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on May 3, 2018, Commission File No. 333-203707

10.62	First Amendment to Promissory Note between Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018, incorporate by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.63	First Amendment to Promissory Note between Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018, incorporate by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 25, 2019	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 25, 2019
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Loftin	Chief Financial Officer	March 25, 2019
Catherine Loftin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 25, 2019
Kenneth Summers

/s/ Eric A. Rauscher	Manager	March 25, 2019
Eric Rauscher

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2018 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Shepherd’s Finance, LLC as of December 31, 2018 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shepherd’s Finance, LLC as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Shepherd’s Finance, LLC’s management. Our responsibility is to express an opinion on Shepherd’s Finance, LLC’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Shepherd’s Finance, LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Warren Averett, LLC

We have served as Shepherd’s Finance, LLC’s auditor since 2018.

Birmingham, Alabama

March 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC and affiliate (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Enterprise, Alabama

March 23, 2018

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2018, and 2017

(in thousands of dollars)	2018	2017

Assets
Cash and cash equivalents	$1,401	$3,478
Accrued interest receivable	568	720
Loans receivable, net	46,490	30,043
Foreclosed assets	5,973	1,036
Premises and equipment	1,051	1,020
Other assets	327	58
Total assets	$55,810	$36,355
Liabilities and Members’ Capital
Customer interest escrow	$939	$935
Accounts payable and accrued expenses	724	705
Accrued interest payable	2,140	1,353
Notes payable secured, net of deferred financing costs	23,258	11,644
Notes payable unsecured, net of deferred financing costs	22,635	16,904
Due to preferred equity member	32	31
Total liabilities	$49,728	$31,572

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$2,385	$1,097

Members’ Capital
Series B preferred equity	1,320	1,240
Class A common equity	2,377	2,446
Members’ capital	$3,697	$3,686

Total liabilities, redeemable preferred equity and members’ capital	$55,810	$36,355

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

(in thousands of dollars)	2018	2017

Net Interest Income
Interest and fee income on loans	$7,764	$5,812
Interest expense:
Interest related to secured borrowings	2,114	1,047
Interest related to unsecured borrowings	2,182	1,660
Interest expense	$4,296	$2,707

Net interest income	3,468	3,105

Less: Loan loss provision	89	44
Net interest income after loan loss provision	3,379	3,061

Non-Interest Income
Gain on foreclosure of assets	$19	$–
Gain on sale of foreclosed assets	–	77
Total non-interest income	19	77

Income	3,398	3,138

Non-Interest Expense
Selling, general and administrative	$2,030	$2,066
Depreciation and amortization	82	24
Loss on the sale of foreclosed assets	103	–
Impairment loss on foreclosed assets	515	266
Total non-interest expense	2,730	2,356

Net income	$668	$782

Earned distribution to preferred equity holder	292	212

Net income attributable to common equity holders	$376	$570

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2018 and 2017

(in thousands of dollars)	2018	2017

Members’ capital, beginning balance	$3,686	$3,399
Net income	668	782
Contributions from members (preferred)	80	90
Earned distributions to preferred equity holders	(292)	(212)
Distributions to common equity holders	(445)	(373)

Members’ capital, ending balance	$3,697	$3,686

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

(in thousands of dollars)	2018	2017

Cash flows from operations
Net income	$668	$782
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	209	213
Provision for loan losses	89	44
Net loan origination fees deferred (earned)	403	229
Change in deferred origination cost	(199)	(55)
Depreciation and amortization of premises and equipment	82	24
Impairment of foreclosed assets	468	266
Gain from sale of foreclosed assets	–	(77)
Loss from sale of foreclosed assets	103	–
Gain from foreclosure of assets	(19)	–
Loss from foreclosure of assets	47	–
Net change in operating assets and liabilities
Other assets	(269)	(86)
Accrued interest on loans	(91)	(440)
Customer interest escrow	4	123
Accounts payable and accrued expenses	756	669

Net cash provided by operating activities	2,251	1,692

Cash flows from investing activities
Loan originations and principal collections, net	$(21,234)	$(10,171)
Investment in foreclosed assets	(1,608)	(316)
Proceeds from sale of foreclosed assets	809	1,890
Premises and equipment additions	(64)	(841)

Net cash (used in) investing activities	(22,097)	(9,438)

Cash flows from financing activities
Contributions from redeemable preferred equity	$2,300	$1,004
Contributions from members (preferred)	80	90
Distributions to redeemable preferred equity	(1,177)	–
Distributions to preferred equity holders	(125)	(114)
Distributions to common equity holders	(445)	(373)
Proceeds from secured notes payable	24,663	16,286
Repayments of secured notes payable	(12,969)	(11,964)
Proceeds from unsecured notes payable	13,465	11,391
Redemptions/repayments of unsecured notes payable	(7,808)	(6,574)
Deferred financing costs paid	(215)	(88)

Net cash provided by financing activities	17,769	9,658

Net change in cash and cash equivalents	(2,077)	1,912

Cash and cash equivalents
Beginning of period	$3,478	$1,566

End of period	$1,401	$3,478
Supplemental disclosure of cash flow information
Cash paid for interest	$3,395	$2,145

Non-cash investing and financing activities
Earned but not paid distribution of preferred equity holder	$125	$98
Foreclosure of assets	$4,494	$-
Accrued interest reduction due to foreclosure	$243	$-
Secured line of credit reduction due to construction loan purchase	$377	$-

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

As of December 31, 2018, the Company extends commercial loans to residential homebuilders (in 18 states) to:

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $87 and $59 for the years ended December 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash account in a deposit account which, at times, may exceed federally insured limits. The Company monitors this bank account and does not expect to incur any losses from such accounts.

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

The Company individually analyzes for impairment all loans which are more than 60 days past are due at the end of each quarter. We also review for impairment all loans to one borrower with greater than or equal to 10% of our total committed balances. If required, the analysis includes a comparison of estimated collateral value to the principal amount of the loan.

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

Foreclosed Assets

When a foreclosed asset is acquired in the settlement of a loan, the asset is recorded at the as-is fair value minus expected selling costs establishing a new cost basis. The gain or loss is booked on our consolidated statement of operations as non-interest income or expense. If the fair value of the asset declines, a write-down is recorded through non-interest expense. While the initial valuation is done on an as-is basis, subsequent values are based on our plan for the asset. Assets which are not going to be improved are still evaluated on an as-is basis. Assets we intend to improve, are improving, or have improved are appraised based on the to-be-completed value, minus reasonable selling costs, and we adjust the portion of the appraised value related to construction improvements for the percentage of the improvements which have not yet been made.

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. At December 31, 2018, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2018		December 31, 2017
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	23%	Pittsburgh, PA	22%
Second highest concentration risk	Orlando, FL	13%	Sarasota, FL	7%
Third highest concentration risk	Cape Coral, FL	4%	Orlando, FL	5%

As of December 31, 2018 and 2017, 29% and 22% of our outstanding loan commitments consist of loans to one borrower and the collateral is in one real estate market Pittsburgh, Pennsylvania.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of FASB ASC 825)” in January 2016. ASU 2016-01 was intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value, with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (iii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” in May 2014, which added FASB ASC Topic 606, “Revenue from Contracts with Customers,” and superseded revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” ASU 2014-09 requires an entity to recognize revenue when (or as) an entity transfers control of goods or services to a customer at the amount to which the entity expects to be entitled. Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services is transferred to the customer. ASU 2014-09 became effective for the Company on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

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

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans, which falls outside the scope of ASC Topic 606. All of the Company’s revenue that is subject to ASC Topic 606 would be included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. The Company had no contract liabilities or unsatisfied performance obligations with customers as of December 31, 2018.

The FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends the disclosure requirements of Topic 820, Fair Value Measurement, to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. The ASU applies to all entities that are required to provide disclosures about recurring or non-recurring fair value measurements. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The effective date for the additional disclosures for calendar year-end public companies is January 1, 2020.

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

Impaired Loans

The appraisals used to establish the value of impaired loans are based on similar properties at similar times; however due to the differences in time and properties, the impaired loans are classified as Level 3. There were 23 impaired loan assets as of December 31, 2018 no impaired loans assets as of 2017. Of the 23 impaired loan assets, 20 are from one customer where the owner of the company died in November 2018. The Company is negotiating deeds in lieu of foreclosure with the estate of the owner.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2018 and 2017:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,973	$5,973	$–	$–	$5,973
Impaired assets	2,503	2,503	–	–	2,503
Total	$8,476	$8,476	$–	$–	$8,476

Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2017		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,036	$1,036	$–	$–	$1,036

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both December 31, 2018 and 2017. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Interest receivable from our customers is due approximately 10 days after it is billed; therefore, the carrying amount approximates fair value for the years ended December 31, 2018 and 2017.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but the fair value approximates the carrying value at both December 31, 2018 and 2017 because: 1) the customer loans are demand loans, 2) it is not possible to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2018 and 2017. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy (as discussed in Note 2) within which the fair value measurements are categorized at the periods indicated:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,401	$1,401	$1,401	$–	$–
Loans receivable, net	46,490	46,490	–	–	46,490
Accrued interest on loans	568	568	–	–	568
Financial Liabilities
Customer interest escrow	939	939	–	–	939
Notes payable secured, net	23,258	23,258	–	–	23,258
Notes payable unsecured, net	22,635	22,635	–	–	22,635
Accrued interest payable	2,140	2,140	–	–	2,140

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2017		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$3,478	$3,478	$3,478	$–	$–
Loans receivable, net	30,043	30,043	–	–	30,043
Accrued interest on loans	720	720	–	–	720
Financial Liabilities
Customer interest escrow	935	935	–	–	935
Notes payable secured	11,644	11,644	–	–	11,644
Notes payable unsecured, net	16,904	16,904	–	–	16,904
Accrued interest payable	1,353	1,353	–	–	1,353

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Loans receivable, gross	$49,127	$32,375
Less: Deferred loan fees	(1,249)	(847)
Less: Deposits	(1,510)	(1,497)
Plus: Deferred origination costs	308	109
Less: Allowance for loan losses	(186)	(97)

Loans receivable, net	$46,490	$30,043

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2018, we have 75 borrowers, all of whom, borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 3% above our cost of funds for loans originated after July 1, 2018, and 2% above our cost of funds for loans originated prior to July 1, 2018. In addition, we charge a 5% loan fee. The cost of funds was 10.69% as of December 31, 2018 and the interest rate charged to most customers was 13.69%. The loans are demand loans. Most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of the loan portfolio to builders for home construction loans as of December 31, 2018 and 2017:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2018	18	75	259	$102,808	$68,364	$43,107	67	%(3)	5%
2017	16	52	168	75,931	47,087	29,564	62	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2018 and 2017:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2018	3	4	9	$10,134	$7,456	$6,020	59%	$1,000
2017	1	1	3	4,997	4,600	2,811	56%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,320 and $1,240 as of December 31, 2018 and 2017, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2018	December 31, 2017

Pass	$43,402	$25,656
Special mention	3,222	6,719
Classified – accruing	–	–
Classified – nonaccrual	2,503	–

Total	$49,127	$32,375

Finance Receivables – Method of impairment calculation:

	December 31, 2018	December 31, 2017

Performing loans evaluated individually	$19,037	$14,992
Performing loans evaluated collectively	27,587	17,383
Non-performing loans without a specific reserve	2,204	–
Non-performing loans with a specific reserve	299	–

Total evaluated collectively for loan losses	$49,127	$32,375

At December 31, 2018 and 2017, there were no loans acquired with deteriorated credit quality.

There were 23 impaired loan assets as of December 31, 2018 no impaired loans assets as of 2017. Of the 23, 20 are from one customer where the owner of the company died in November of 2018. The Company is negotiating deeds in lieu of foreclosure with the estate of the owner.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Unpaid principal balance (contractual obligation from customer)	$2,503	$-
Charge-offs and payments applied	-	-
Gross value before related allowance	2,503	-
Related allowance	(20)	-
Value after allowance	$2,483	$-

5. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Beginning balance	$1,036	$2,798
Additions from loans	4,737	-
Additions for construction/development	1,608	317
Sale proceeds	(809)	(1,890)
Gain on sale of foreclosed assets	-	77
Loss on sale of foreclosed assets	(103)	-
Gain on foreclosure	19	-
Loss on foreclosure	(47)	-
Impairment loss on foreclosed assets	(468)	(266)
Ending balance	$5,973	$1,036

During the year ended December 31, 2018 we recorded four deeds in lieu of foreclosure. Three of the four were with a certain borrower with a completed home and two lots. The fourth was with a borrower who defaulted on a loan by failing to make interest payments.

As a result, we reclassified $4,737 to foreclosed assets; $4,494 of principal from loans receivable, net; and $243 from accrued interest receivable. We finished two homes in Louisiana and worked on building two in Georgia and one in Florida. Total investment in Construction and development during 2018 was $1,608. We sold two of our foreclosed assets, the two in Louisiana, with sales proceeds of $809 and losses on the sales of $103.

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2018	December 31, 2017
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,013	$11,644
Secured line of credit from affiliates	2	4,324	–
Unsecured line of credit (senior)	3	500	–
Other unsecured debt (senior subordinated)	4	1,008	279
Unsecured Notes through our public offering, gross	5	17,348	14,121
Other unsecured debt (subordinated)	5	3,401	2,617
Other unsecured debt (junior subordinated)	6	590	173

Total		$46,184	$28,834

The following table shows the maturity of outstanding debt as of December 31, 2018:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$33,967	$8,123	$3,141	$22,703
2020	4,371	3,144	1,212	15
2021	4,025	4,010	-	15
2022	3,233	2,071	1,146	16
2023 and thereafter	588	-	-	588
Total	$46,184	$17,348	$5,499	$23,337

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 9% and 13% for both 2018 and 2017). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

In March 2018, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Seventh Amendment was to allow S.K. Funding to purchase a portion of the Pennsylvania Loans.

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,000, S.K. Funding must fund the amount between $1,000 and less than or equal to $4,500.
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

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 8.5% and 4.9% as of December 31, 2018 and 2017, respectively. As of December 31, 2018, we had borrowed $332 against the Wallach LOC and $918 remained available. Interest expense was $23 for the year ended December 31, 2018. There were no borrowings on the Wallach LOC as of December 31, 2017. The maximum outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 8.5% and 4.4% as of December 31, 2018 and 2017, respectively. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2018 and 2017. The maximum outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with a group of lenders (collectively, “Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2019, but will automatically renew for additional 12 month periods unless either party gives notice to not renew.

The Shuman LOC was fully borrowed as of December 31, 2018. Interest expense was $134 and $61 for the years ended December 31, 2018 and 2017, respectively.

Line of Credit with Paul Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 9%; and
●	Automatic renewal in March 2019 and extended for 15 months.

The Swanson LOC was fully borrowed as of December 31, 2018. Interest expense was $624 and $69 for the years ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, we borrowed $485 against the Myrick LOC and $515 remained available. Interest expense was $19 for the year ended December 31, 2018.

London Financial

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”) with the following terms:

●	Principal of $3,250;
●	Secured by collateral of land and improvements by a certain foreclosed asset;
●	Cost of funds to us of 12%; and
●	Due in September 2019.

As of December 31, 2018, $2,860 was borrowed against the London Loan with an additional $390 that remained available upon completion of additional work performed on the foreclosed asset that secures the London Loan. Interest expense was $89 for the year ended December 31, 2018.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $648 as of December 31, 2018. Interest expense was $41 for the year ended December 31, 2018.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2018		December 31, 2017
		Due from		Due from
	Book Value of Loans which	Shepherd’s Finance to Loan	Book Value of Loans which	Shepherd’s Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance	$8,742	$5,294	$7,483	$4,089
S.K. Funding	11,788	6,408	9,128	4,134

Lender
Shuman	2,051	1,325	1,747	1,325
Paul Swanson	8,079	5,986	2,518	2,096

Total	$30,660	$19,013	$20,876	$11,644

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2018 and 2017 was 10.41% and 8.26%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months. The following table shows the roll forward of our Notes Program:

	December 31, 2018	December 31, 2017

Gross notes outstanding, beginning of period	$14,121	$11,221
Notes issued	9,645	8,375
Note repayments / redemptions	(6,418)	(5,475)

Gross Notes outstanding, end of period	17,348	14,121

Less deferred financing costs, net	212	286

Notes outstanding, net	$17,136	$13,835

The following is a roll forward of deferred financing costs:

	December 31, 2018	December 31, 2017

Deferred financing costs, beginning balance	$1,102	$1,014
Additions	117	88
Disposals	(7)	-
Deferred financing costs, ending balance	1,212	$1,102
Less accumulated amortization	(1,000)	(816)
Deferred financing costs, net	$212	$286

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2018	December 31, 2017

Accumulated amortization, beginning balance	$816	$603
Additions	184	213
Accumulated amortization, ending balance	$1,000	$816

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate (1)	December 31, 2018	December 31, 2017
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	March 2019	9.0%	1,014	1,904
Subordinated Promissory Note	September 2019	9.5%	1,125	-
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	October 2019	10.0%	150	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	-
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	-
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	-
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$5,499	$3,069

(1) Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2) Due six months after lender gives notice.

(3) Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4) These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5) These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

Series C cumulative preferred units (“Series C Preferred Units”) are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made quarterly. This rate may increase if any interest rate on our public Notes offering rises above 12%. Dividends may be reinvested monthly into additional Series C Preferred Units. The Series C Preferred Units have the same preferential rights as the Series B Preferred Units as more fully described in the following note.

Roll forward of redeemable preferred equity:

	December 31, 2018	December 31, 2017

Beginning balance	$1,097	$–
Additions from new investment	2,300	1,004
Redemptions	(1,177)	-
Additions from reinvestment	165	93

Ending balance	$2,385	$1,097

On July 31, 2018, we redeemed all of our outstanding Series C Preferred Units, which were held by two investors. On August 1, 2018, we sold 12 of our Preferred Units to Daniel M. Wallach, our CEO and Chairman of our board of managers, and his wife, Joyce S. Wallach, for the total price of $1,200. In addition, during 2018, we sold 11 shares to four investors for a total price of $1,100.

The following table shows the earliest redemption options for investors in Series C Preferred Units as of December 31, 2018:

Year Maturing	Total Amount Redeemable

2024	$2,385

Total	$2,385

8. Members’ Capital

There are currently two classes of units outstanding: Class A common units and Series B cumulative preferred units (“Series B Preferred Units”).

The Class A common units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A common units outstanding at both December 31, 2018 and 2017.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of December 31, 2018, and 2017, the Hoskins Group owns a total of 13.2 and 12.4 Series B Preferred Units; respectively, which were issued for a total of $1,320 and $1,240, respectively.

Both the Series B Preferred Units and the Series C Preferred Units have the same basic preferential status as compared to the Class A common units, and are pari passu with each other. Both Preferred Unit types include a liquidation preference and a dividend preference, as well as a 12-month recovery period for a shortfall in earnings.

There are two additional authorized unit classes: Class A preferred units and Class B profit units. Once Class B profit units are issued, the existing Class A common units will become Class A preferred units. Class A Preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

9. Related Party Transactions

The Company has two loan agreements with our CEO and his wife, pursuant to which they provide the Company with the Wallach LOC and the Wallach Trust LOC. The agreements lay out the terms under which those members can lend money to us, providing that we desire the funds and the members wish to lend. The interest rate on both the Wallach LOC and the Wallach Trust LOC generally equals prime plus 3%, as more fully described in Note 6.

The Company has a loan agreement with our EVP of Sales, the Myrick LOC Agreement, pursuant to which Mr. Myrick provides us with the Myrick LOC. The Myrick LOC Agreement lays out the terms under which Mr. Myrick can lend money to us, providing that we desire the funds and Mr. Myrick wish to lend. The rate on the Myrick LOC generally equals prime plus 3%, as more fully described in Note 6.

Each of our two managers own 1% of our Class A common units and our EVP of Operations and Chief Financial Officer each own 2% of our Class A common units. Our EVP of Sales owns 15.3% of our Class A common units.

Our CEO and his wife’s parents own 12.61 and 1.02 of our Series C Preferred Units.

The Company has a Senior Subordinated Promissory Note with the parents of our CEO for $400. The interest rate on the promissory note is 10% and the lender may require us to repay $40 of principal and all unpaid interest with 10 days’ notice, as more fully described in Note 6.

One of our independent managers, Kenneth R. Summers, and his son are minor participants in the Shuman LOC, which is more fully described in Note 6.

In September 2018, the Company sold three loans to our CEO at their gross loans receivable balance of $281, and as such, no gain or loss was recognized on the sale. Cash received was $104 and the remaining purchase price was funded through a $177 reduction in the principal balance of the line of credit extended by the CEO to the Company. The Company continues to service these loans. In November 2018, one of the loans paid off for $174. As of December 31, 2018, we had $11 in builder deposits related to these loans, and the principal balance being serviced was $222.

Also, in September 2018, we sold two loans to our EVP of Sales at their gross loans receivable balance of $394, and as such, no gain or loss was recognized on the sale. Cash received was $94 and the remaining purchase price was funded through a $300 reduction in the principal balance of the line of credit extended by the EVP of Sales to the Company. The Company continues to service these loans. As of December 31, 2018, we had $6 in builder deposits related to these loans, and the principal balance being serviced was $469.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 8.

The Company has accepted new investments under the Notes Program from employees, managers, members and relatives of managers and members, with $1,205 and $1,715 outstanding at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017 our five largest investments from affiliates through our Notes Program are detailed below:

(All dollar [$] amounts shown in table in thousands).

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2018	2017	2017	2018	2017
Eric Rauscher	Independent Manager	$475	$475	10.00%	$49	$36

Wallach Family Irrevocable Educational Trust	Trustee is Member	200	200	9.00%	19	19

David Wallach	Father of Member	635	211	10.36%	43	17

Joseph Rauscher	Parent of Independent Manager	195	195	11.0%	13	15

R. Scott Summers	Son of Independent Manager	475	275	9.58%	25	19

10. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $25,258 and $19,312 at December 31, 2018 and 2017, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2018 and 2017 are as follows:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2018	2018	2018	2018	2017	2017	2017	2017

Net interest income after loan loss provision	$914	$783	$876	$806	$802	$917	$725	$617
Non-interest income	(1)	20	–	–	–	–	–	77
SG&A expense	403	559	571	497	637	531	450	448
Depreciation and amortization	21	23	21	17	6	6	6	6
Loss on sale of foreclosed assets	100	3	–	–	–	–	–	–
Impairment loss on foreclosed assets	379	51	80	5	64	47	106	49
Net income	$10	$167	$204	$287	$95	$333	$163	$191

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Selling, general and administrative expenses
Legal and accounting	$340	$196
Salaries and related expenses	1,090	1,435
Board related expenses	70	108
Advertising	87	59
Rent and utilities	37	33
Loan and foreclosed asset expenses	150	57
Travel	102	78
Other	154	100
Total SG&A	$2,030	$2,066

13. Subsequent Events

Management of the Company has evaluated subsequent events through March 25, 2019, the date these consolidated financial statements were issued.

On January 10, 2019, the Company notified Carr, Riggs & Ingram, LLC (“CRI”) of its dismissal as the independent registered public accounting firm, effective immediately. The dismissal of CRI was approved by the Audit Committee.

CRI’s audit report on the financial statements of the Company for each of the fiscal years ended December 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

On January 10, 2019, the Audit Committee engaged Warren Averett, LLC (“Warren Averett”) as its independent registered public accounting firm, effective immediately.

During the fiscal years ended December 31, 2018 and 2017, and the subsequent interim period through January 10, 2019, neither the Company nor anyone on its behalf consulted with Warren Averett regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Warren Averett concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act) (there being none).

