Form 10-Q
period 2019-03-31
Shepherd's Finance, LLC
filed 2019-05-09
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

FORM 10-Q

SHEPHERD’S FINANCE, LLC

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations, and cash flows.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$1,912	$1,401
Accrued interest receivable	697	568
Loans receivable, net	49,991	46,490
Foreclosed assets	6,069	5,973
Premises and equipment	1,030	1,051
Other assets	80	327
Total assets	$59,779	$55,810
Liabilities and Members’ Capital
Customer interest escrow	$1,289	$939
Accounts payable and accrued expenses	581	724
Accrued interest payable	2,098	2,140
Notes payable secured, net of deferred financing costs	26,085	23,258
Notes payable unsecured, net of deferred financing costs	23,231	22,635
Due to preferred equity member	34	32
Total liabilities	$53,318	$49,728

Commitments and Contingencies (Note 9)

Redeemable Preferred Equity
Series C preferred equity	$2,457	$2,385

Members’ Capital
Series B preferred equity	1,380	1,320
Class A common equity	2,624	2,377
Members’ capital	$4,004	$3,697

Total liabilities, redeemable preferred equity and members’ capital	$59,779	$55,810

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
(in thousands of dollars)	2019	2018
Interest Income
Interest and fee income on loans	$2,432	$1,707
Interest expense:
Interest related to secured borrowings	681	411
Interest related to unsecured borrowings	625	450
Interest expense	1,306	861

Net interest income	1,126	846
Less: Loan loss provision	47	40

Net interest income after loan loss provision	1,079	806

Non-Interest Income
Gain from foreclosure of assets	-	-

Total non-interest income	-	-

Income	1,079	806

Non-Interest Expense
Selling, general and administrative	624	497
Depreciation and amortization	23	17
Impairment loss on foreclosed assets	80	5

Total non-interest expense	727	519

Net Income	$352	$287

Earned distribution to preferred equity holders	105	63

Net income attributable to common equity holders	$247	$224

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Three Months Ended March 31, 2019 and 2018

(in thousands of dollars)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Members’ capital, beginning balance	$3,697	$3,686
Net income	352	287
Contributions from members (preferred)	60	-
Earned distributions to preferred equity holders	(105)	(63)
Distributions to common equity holders	-	(22)
Members’ capital, ending balance	$4,004	$3,888

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018

Cash flows from operations
Net income	$352	$287
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs	65	48
Provision for loan losses	47	40
Net loan origination fees deferred	54	85
Change in deferred origination expense	5	(23)
Impairment of foreclosed assets	80	5
Depreciation and amortization	20	17
Net change in operating assets and liabilities:
Other assets	247	(39)
Accrued interest receivable	(129)	(246)
Customer interest escrow	350	(149)
Accounts payable and accrued expenses	(185)	(207)

Net cash provided by (used in) operating activities	906	(182)

Cash flows from investing activities
Loan originations and principal collections, net	(3,606)	(9,751)
Investment in foreclosed assets	(176)	(48)
Property plant and equipment additions	-	(25)

Net cash used in investing activities	(3,782)	(9,824)

Cash flows from financing activities
Contributions from preferred equity holders	60	-
Distributions to preferred equity holders	(32)	(30)
Distributions to common equity holders	-	(22)
Proceeds from secured note payable	5,262	7,581
Repayments of secured note payable	(2,459)	(1,665)
Proceeds from unsecured notes payable	3,925	4,479
Redemptions/repayments of unsecured notes payable	(3,087)	(3,400)
Deferred financing costs paid	(282)	(35)

Net cash provided by financing activities	3,387	6,908

Net increase (decrease) in cash and cash equivalents	511	(3,098)

Cash and cash equivalents
Beginning of period	1,401	3,478
End of period	$1,912	$380

Supplemental disclosure of cash flow information
Cash paid for interest	$1,348	$813

Non-cash investing and financing activities
Earned but not paid distribution of preferred B equity holders	$34	$33
Earned but not paid preferred C equity holders	72	33

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

1. Description of Business and Basis of Presentation

Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. The Company is the sole member of a consolidating subsidiary, 84 REPA, LLC. The Company operates pursuant to its Second Amended and Restated Operating Agreement, as amended, by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017.

As of March 31, 2019, the Company extends commercial loans to residential homebuilders (in 21 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2018 consolidated financial statements and notes thereto (the “2018 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2018 Financial Statements.

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

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans, which falls outside the scope of ASC Topic 606. All of the Company’s revenue that is subject to ASC Topic 606 would be included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. The Company had no contract liabilities or unsatisfied performance obligations with customers as of March 31, 2019.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current period presentation.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018.

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	March 31, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$6,069	$6,069	$–	$–	$6,069
Impaired assets	2,617	2,617	–	–	2,617
Total	$8,686	$8,686	$–	$–	$8,686

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,973	$5,973	$–	$–	$5,973
Impaired assets	2,503	2,503	–	–	2,503
Total	$8,476	$8,476	$–	$–	$8,476

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	March 31, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,912	$1,912	$1,912	$–	$–
Loans receivable, net	49,991	49,991	–	–	49,991
Accrued interest on loans	697	697	–	–	697
Financial Liabilities
Customer interest escrow	1,289	1,289	–	–	1,289
Notes payable secured, net	26,085	26,085	–	–	26,085
Notes payable unsecured, net	23,231	23,231	–	–	23,231
Accrued interest payable	2,098	2,098	–	–	2,098

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,401	$1,401	$1,401	$–	$–
Loans receivable, net	46,490	46,490	–	–	46,490
Accrued interest on loans	568	568	–	–	568
Financial Liabilities
Customer interest escrow	939	939	–	–	939
Notes payable secured, net	23,258	23,258	–	–	23,258
Notes payable unsecured, net	22,635	22,635	–	–	22,635
Accrued interest payable	2,140	2,140	–	–	2,140

3. Financing Receivables

Financing receivables are comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Loans receivable, gross	$52,931	$49,127
Less: Deferred loan fees	(1,303)	(1,249)
Less: Deposits	(1,707)	(1,510)
Plus: Deferred origination costs	303	308
Less: Allowance for loan losses	(233)	(186)

Loans receivable, net	$49,991	$46,490

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of March 31, 2019, the Company’s portfolio consisted of 289 commercial construction and seven development loans with 75 borrowers in 21 states.

The following is a summary of the loan portfolio to builders for home construction loans as of March 31, 2019 and December 31, 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2019	21	75	289	$111,976	$75,343	$46,662	67	%(3)	5%
2018	18	75	259	102,808	68,364	43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2019 and December 31, 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)	Loan Fee
2019	3	3	7	$11,564	$8,010	$6,269	54%	$1,000
2018	3	4	9	10,134	7,456	6,020	59%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,380 and $1,320 as of March 31, 2019 and December 31, 2018, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our 2018 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	March 31, 2019	December 31, 2018

Pass	$47,941	$43,402
Special mention	2,373	3,222
Classified – accruing	–	–
Classified – nonaccrual	2,617	2,503

Total	$52,931	$49,127

Gross finance receivables – Method of impairment calculation:

	March 31, 2019	December 31, 2018

Performing loans evaluated individually	$20,882	$19,037
Performing loans evaluated collectively	29,432	27,587
Non-performing loans without a specific reserve	2,311	2,204
Non-performing loans with a specific reserve	306	299

Total evaluated collectively for loan losses	$52,931	$49,127

As March 31, 2019 and December 31, 2018, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$2,617	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	2,617	2,503
Related allowance	(29)	(20)
Value after allowance	$2,588	$2,483

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2019		December 31, 2018
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	23%	Pittsburgh, PA	23%
Second highest concentration risk	Orlando, FL	13%	Orlando, FL	13%
Third highest concentration risk	Cape Coral, FL	4%	Cape Coral, FL	4%

4. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018

Beginning balance	$5,973	$1,036	$1,036
Additions from loans	-	4,738	-
Additions for construction/development	176	1,608	48
Sale proceeds	-	(809)	-
Gain on sale	-	-	-
Loss on sale	-	(103)	-
Gain on foreclosure	-	19	-
Loss on foreclosure	-	(47)	-
Impairment loss on foreclosed assets	(80)	(468)	(5)
Ending balance	$6,069	$5,973	$1,079

5. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$25,382	$22,521
Secured lines of credit from affiliates	2	758	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,008	1,008
Unsecured notes through our public offering, gross	5	18,831	17,348
Other unsecured debt (subordinated)	5	2,756	3,401
Other unsecured debt (junior subordinated)	6	590	590

Total		$49,825	$46,184

The following table shows the maturity of outstanding debt as of March 31, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$32,914	$5,521	$1,887	$25,506
2020	5,073	4,006	1,052	15
2021	7,202	7,187	-	15
2022	3,841	2,079	1,746	16
2023 and thereafter	795	38	169	588
Total	$49,825	$18,831	$4,854	$26,140

Secured Borrowings

Lines of Credit

As of March 31, 2019, the Company had borrowed $758 on its lines of credit from affiliates, which have a total limit of $2,500.

Deferred Financing Cost

The following is a roll forward of secured deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2019	December 31, 2018	March 31, 2018

Deferred financing costs, beginning balance	$104	$–	$–
Additions	–	104	5
Deferred financing costs, ending balance	$104	$104	$5
Less accumulated amortization	(50)	(25)	–
Deferred financing costs, net	$54	$79	$5

Summary

Borrowings secured by loan assets are summarized below:

	March 31, 2019		December 31, 2018
		Due from		Due from
	Book Value of Loans which	Shepherd’s Finance to Loan	Book Value of Loans which	Shepherd’s Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$9,578	$6,254	$8,742	$5,294
S.K. Funding, LLC	12,693	6,907	11,788	6,408

Lender
Stephen K. Shuman	1,855	1,325	2,051	1,325
Paul Swanson	9,476	7,000	8,079	5,986

Total	$33,602	$21,486	$30,660	$19,013

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at March 31, 2019 and December 31, 2018 was 10.09% and 10.07%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018

Gross Notes outstanding, beginning of period	$17,348	$14,121	$14,121
Notes issued	3,532	9,645	1,309
Note repayments / redemptions	(2,049)	(6,418)	(1,645)

Gross Notes outstanding, end of period	$18,831	$17,348	$13,785

Less deferred financing costs, net	454	212	267

Notes outstanding, net	$18,377	$17,136	$13,518

The following is a roll forward of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2019	December 31, 2018	March 31, 2018

Deferred financing costs, beginning balance	$1,212	$1,102	$1,102
Additions	282	117	29
Disposals	–	(7)	–
Deferred financing costs, ending balance	1,494	1,212	1,131
Less accumulated amortization	(1,040)	(1,000)	(864)
Deferred financing costs, net	$454	$212	$267

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2019	December 31, 2018	March 31, 2018

Accumulated amortization, beginning balance	$1,000	$816	$816
Additions	40	184	48
Accumulated amortization, ending balance	$1,040	$1,000	$864

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate (1)	March 31, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	500
Unsecured Line of Credit from Paul Swanson	March 2019	10.0%	-	1,014
Subordinated Promissory Note	September 2019	9.5%	1,125	1,125
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Notes	October 2019	10.0%	150	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2020(6)	11.0%	168	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$4,853	$5,499

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

(6) Due one month after lender gives notice, which notice may not be given prior to August 1, 2020.

6. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018

Beginning balance	$2,385	$1,097	$1,097
Additions from new investment	-	2,300	-
Redemptions	-	1,177	-
Additions from reinvestment	72	165	33

Ending balance	$2,457	$2,385	$1,130

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of March 31, 2019:

Year of Available Redemption	Total Amount Redeemable

2024	$2,457

Total	$2,457

7. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of March 31, 2019, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both March 31, 2019 and December 31, 2018.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlet’s and Tuscany subdivision. As of March 31, 2019, the Hoskins Group owns a total of 13.8 Series B Preferred Units, which were issued for a total of $1,380.

8. Related Party Transactions

As of March 31, 2019, the Company had $1,108, $250, and $384 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 of our 2018 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

9. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $30,422 and $25,258 at March 31, 2019 and December 31, 2018, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2019 and 2018 are as follows:

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2019	2018	2018	2018	2018

Net interest income after loan loss provision	$1,079	$914	$783	$876	$806
Non-interest income	–	(1)	20	–	–
SG&A expense	624	403	559	571	497
Depreciation and amortization	23	21	23	21	17
Loss on sale of foreclosed assets	–	100	3	–	–
Impairment loss on foreclosed assets	80	379	51	80	5
Net income	$352	$10	$167	$204	$287

11. Non-Interest expense detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Three Months Ended March 31,
	2019	2018
Selling, general and administrative expenses
Legal and accounting	$127	$143
Salaries and related expenses	362	236
Board related expenses	16	22
Advertising	19	17
Rent and utilities	9	10
Loan and foreclosed asset expenses	20	8
Travel	32	23
Other	39	38
Total SG&A	$624	$497

12. Subsequent Events

Management of the Company has evaluated subsequent events through May 9, 2019, the date these interim condensed consolidated financial statements were issued.

In April 2019, the Company sold one loan to our Executive Vice President of Sales at its gross loans receivable balance of $214, and as such, no gain or loss was recognized on the sale. The purchase price was funded through a reduction in the principal balance of the line of credit extended by the Executive Vice President of Sales to the Company.

In April 2019, we entered into a line of credit agreement Jeffrey Eppinger which provides us with a revolving line of credit with the following terms:

●	Principal not to exceed $1,000;
●	Secured with assignments of certain notes and mortgages; and
●	Cost of funds to us of 10%.

In April 2019, the Company signed an unsecured promissory note for $500 at a rate of 10% with Paul Swanson. The outstanding principal balance together with all accrued and unpaid interest is due in July 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2018 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Net income for the first quarter of 2019 increased by $65 when compared to the same period of 2018. The increase in net income was mainly due to an increase in net interest income of $280, partially offset by increases in loan loss reserve and impairment of $82 and selling, general and administrative (“SG&A”) expenses of $127. As of March 31, 2019, we had a total of 19 employees compared to 17 at March 31, 2018.

We had $49,991 and $46,490 in loan assets as of March 31, 2019 and December 31, 2018, respectively. In addition, as of March 31, 2019, we had 289 construction loans in 21 states with 75 borrowers and seven development loans in three states with three borrowers.

Cash provided by operations increased $1,088 for three months ended March 31, 2019 as compared to the same period of 2018. Our increase in operating cash flow was due primarily to higher loan originations.

Loan originations increased by $3,024 or 19% to $18,981 for the quarter ended March 31, 2019 compared to the same period of 2018.

Critical Accounting Estimates

To assist in evaluating our interim condensed consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2018 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2018 unless listed below.

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

March 31, 2019
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$(1,881)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $49,991.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

March 31, 2019
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$(2,124)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $6,069.

Consolidated Results of Operations

Key financial and operating data for the three months ended March 31, 2019 and 2018 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our interim condensed consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended
	March 31,
	2019	2018
Interest Income
Interest and fee income on loans	$2,432	$1,707
Interest expense:
Interest related to secured borrowings	681	411
Interest related to unsecured borrowings	625	450
Interest expense	1,306	861

Net interest income	1,126	846
Less: Loan loss provision	47	40

Net interest income after loan loss provision	1,079	806

Non-Interest Income
Gain from foreclosure of assets	-	-

Total non-interest income	-	-

Income	1,079	806

Non-Interest Expense
Selling, general and administrative	624	497
Depreciation and amortization	23	17
Impairment loss on foreclosed assets	80	5

Total non-interest expense	727	519

Net Income	$352	$287

Earned distribution to preferred equity holders	105	63

Net income attributable to common equity holders	$247	$224

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended
	March 31,
	2019		2018
Interest Income		*		*
Interest income on loans	$1,712	13%	$1,291	14%
Fee income on loans	720	6%	416	4%
Interest and fee income on loans	2,432	19%	1,707	18%
Interest expense unsecured	585	5%	402	4%
Interest expense secured	681	5%	411	4%
Amortization of offering costs	40	-	48	1%
Interest expense	1,306	10%	861	9%
Net interest income (spread)	$1,126	9%	$846	9%

Weighted average outstanding loan asset balance	$50,886		$37,831

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7%. For most loans, the margin is fixed at 3%; however, for our development loans the margin is fixed at 7%. Loans originated after June 30, 2018 are at an increase of 1% to approximately 3% margin, older loans are at a 2% margin. This component is also impacted by the lending of money with no interest cost (our equity).

For the period ended March 31, 2019, the interest income on loans decreased by 1% compared to the prior year’s same period due to foreclosed assets which we now own (and which are not paying interest) were performing loans in the same period last year. The difference between the interest rate received on our loans and the interest we paid was 3%, as compared to 5%. The 3% is lower due to the dollar amount of loans that are not paying interest. The 5% from last year was higher than typical because of the dollar amount of loans we had paying default rate interest. Some of those loans have since paid off, and some have become foreclosed assets. While our stated margin is 3%, our actual is different because 1) some loans pay higher than the stated margin, 2) some loans are not paying interest, and 3) the dollar amount of loans may be different than the dollar amount of debt. Another factor that impacts this margin is the percentage of loans which are development loans paying the 7% margin.

We currently anticipate that the difference between our interest income and interest expense will continue to be 3% for the remainder of 2019. With the increase in our pricing which started with loans created in the third quarter of 2018, we anticipate our standard margin to be 3% on all future construction loans and 7% on all development loans which yields a blended margin of approximately 3.4%. These factors should yield us a spread in the low 3%’s until the foreclosed asset balance is reduced significantly, and then in the low 4%’s thereafter, assuming no other significant changes to our business. Our largest foreclosed asset, a property in Sarasota, Florida, is completed and on the market.

● Fee income. Our construction loans have a 5% fee on the amount that we commit to lend, which is amortized over the expected life of each of those loans; however, we do not recognize a loan fee on our development loans. When loans terminate quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. Our fee income increased due to a modification fee charged to our largest customer of $125, and an increase in our loan turns.

We currently anticipate that fee income will be 5% for the remainder of 2019.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of March 31, 2019 and 2018, $2,617 and $3,776, respectively, of loans were not paying interest. Slightly more than half of the 2019 amount is due to the death of a customer.

Foreclosed assets do not provide a monthly interest return. As of March 31, 2019 and 2018, we had $6,069 and $1,079, respectively, in foreclosed assets, which resulted in a negative impact on our interest spread.

The amount of nonperforming assets is expected to increase over the next quarter due to some of the nonperforming loans becoming foreclosed assets, and will decrease as we sell some of those properties.

SG&A Expenses

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2019	2018
Selling, general and administrative expenses
Legal and accounting	$127	$143
Salaries and related expenses	362	236
Board related expenses	16	22
Advertising	19	17
Rent and utilities	9	10
Loan and foreclosed asset expenses	20	8
Travel	32	23
Other	39	38
Total SG&A	$624	$497

Our SG&A expense increased $127 for the quarter ended March 31, 2019 due significantly to the following:

●	Salaries and related expenses increased due to our hiring of additional employees; and
●	Loan and foreclosed asset expenses increased due to an increase in additional loan title and search fees related to higher originations and an increase in foreclosed asset expenses related to work performed to complete certain of our foreclosed assets.
●	These items were partially offset by a decrease in accounting expenses that resulted from changing audit firms based on a competitive proposal process.

Impairment Loss on Foreclosed Assets

We owned six and four foreclosed assets as of March 31, 2019 and 2018, respectively. Three of the foreclosed assets are lots under construction, one is a completed home, and two are land lots. We do not anticipate losses on the sale of foreclosed assets in the future; however, this may be subject to change based on the final selling price of the foreclosed assets. We finished our largest foreclosed asset in Sarasota, Florida and recorded an impairment of $80 during the quarter on that property.

Loan Loss Provision

Our loan loss provision increased by $7 for the quarter ended March 31, 2019, compared to the same period of 2018. In both quarters we increased our loan loss percentage on the collective reserve, and the increase of $7 was due to the larger loan balances in 2019 as compared to 2018.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	3	$1,830	$1,167	$393	64%		5%
Connecticut	1	1	340	204	44	60%		5%
Colorado	2	4	2,549	1,739	1,576	68%		5%
Florida	16	119	33,500	24,195	12,935	72%		5%
Georgia	6	9	7,233	4,749	3,770	66%		5%
Idaho	1	2	605	423	121	70%		5%
Indiana	1	2	717	502	312	70%		5%
Michigan	4	30	7,119	4,863	2,787	68%		5%
New Jersey	5	14	4,728	3,591	2,881	76%		5%
New York	2	3	1,175	823	586	70%		5%
North Carolina	4	14	3,685	2,538	1,365	69%		5%
North Dakota	1	1	375	263	242	70%		5%
Ohio	3	6	4,787	3,057	1,937	64%		5%
Oregon	1	3	1,704	1,193	354	70%		5%
Pennsylvania	3	33	25,543	14,900	10,960	58%		5%
South Carolina	13	25	9,027	6,296	3,739	70%		5%
Tennessee	2	3	1,120	784	381	70%		5%
Texas	2	3	535	374	143	70%		5%
Utah	3	7	3,072	2,105	1,141	69%		5%
Virginia	2	6	2,104	1,417	953	67%		5%
Wyoming	1	1	228	160	42	70%		5%
Total	75	289	$111,976	$75,343	$46,662	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2018:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$1,140	$684	$214	60%		5%
Colorado	2	4	2,549	1,739	1,433	68%		5%
Florida	18	104	32,381	22,855	12,430	71%		5%
Georgia	5	6	5,868	3,744	2,861	64%		5%
Idaho	1	2	605	424	77	70%		5%
Indiana	2	5	1,567	1,097	790	70%		5%
Michigan	4	26	5,899	3,981	2,495	67%		5%
New Jersey	5	15	4,999	3,742	2,820	75%		5%
New York	2	4	1,555	1,089	738	70%		5%
North Carolina	5	12	3,748	2,580	1,712	69%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	2	3	3,220	1,960	1,543	61%		5%
Pennsylvania	3	34	24,808	14,441	10,087	58%		5%
South Carolina	15	29	9,702	6,738	4,015	69%		5%
Tennessee	1	2	750	525	347	70%		5%
Texas	1	1	179	125	26	70%		5%
Utah	4	4	1,788	1,206	486	67%		5%
Virginia	3	6	1,675	1,172	806	70%		5%
Total	75	259	$102,808	$68,365	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2019 and December 31, 2018. A significant portion of our development loans consist of three development loans to a borrower in Pittsburgh, Pennsylvania (the “Pennsylvania Loans”). Our additional development loans are with borrowers in South Carolina and Florida.

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2019	3	3	7	$11,564	$8,010	$6,269	54%	$1,000
2018	3	4	9	10,134	7,456	6,020	59%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,380 and $1,320 as of March 31, 2019 and December 31, 2018, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Loans receivable, gross	$52,931	$49,127
Less: Deferred loan fees	(1,303)	(1,249)
Less: Deposits	(1,707)	(1,510)
Plus: Deferred origination costs	303	308
Less: Allowance for loan losses	(233)	(186)

Loans receivable, net	$49,991	$46,490

The following is a roll forward of combined loans:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018

Beginning balance	$46,490	$30,043	$30,043
Additions	13,403	54,145	14,476
Payoffs/sales	(9,600)	(32,899)	(4,649)
Transferred to foreclosed assets	–	(4,494)	–
Change in deferred origination expense	(5)	199	23
Change in builder deposit	(197)	(12)	(76)
Change in loan loss provision	(47)	(89)	(40)
New loan fees	(947)	(2,949)	(619)
Earned loan fees	894	2,546	534
Ending balance	$49,991	$46,490	$39,692

Finance Receivables – By risk rating:

	March 31, 2019	December 31, 2018

Pass	$47,941	$43,402
Special mention	2,373	3,222
Classified – accruing	–	–
Classified – nonaccrual	2,617	2,503

Total	$52,931	$49,127

Finance Receivables – Method of impairment calculation:

	March 31, 2019	December 31, 2018

Performing loans evaluated individually	$20,882	$19,037
Performing loans evaluated collectively	29,432	27,587
Non-performing loans without a specific reserve	2,311	2,204
Non-performing loans with a specific reserve	306	299

Total evaluated collectively for loan losses	$52,931	$49,127

At March 31, 2019 and December 31, 2018, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$2,617	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	2,617	2,503
Related allowance	(29)	(20)
Value after allowance	$2,588	$2,483

Below is an aging schedule of loans receivable as of March 31, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	273	$50,314	95%
60-89 days	20	1,617	3%
90-179 days	–	–	–%
180-269 days	3	1,000	2%

Subtotal	296	$52,931	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	296	$52,931	100%

Below is an aging schedule of loans receivable as of March 31, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	273	$50,314	95%
60-89 days	20	1,617	3%
90-179 days	–	–	–%
180-269 days	3	1,000	2%

Subtotal	296	$52,931	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	296	$52,931	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018

Beginning balance	$5,973	$1,036	$1,036
Additions from loans	-	4,738	-
Additions for construction/development	176	1,608	48
Sale proceeds	-	(809)	-
Gain on sale	-	-	-
Loss on sale	-	(103)	-
Gain on foreclosure	-	19	-
Loss on foreclosure	-	(47)	-
Impairment loss on foreclosed assets	(80)	(468)	(5)
Ending balance	$6,069	$5,973	$1,079

During the three months ended March 31, 2019, we finished our largest foreclosed asset, a property in Sarasota, Florida, and listed it for sale. That property had an $80 impairment in the quarter. We also added $176 total for the construction/development of three properties: the Sarasota property and two homes we are building Georgia.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018

Beginning balance	$939	$935	$935
Preferred equity dividends	33	125	30
Additions from Pennsylvania loans	715	362	-
Additions from other loans	108	1,214	102
Interest, fees, principal or repaid to borrower	(506)	(1,697)	(281)
Ending balance	$1,289	$939	$786

Related Party Borrowings

As of March 31, 2019, the Company had $1,108, $250, and $384 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 to the 2018 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of March 31, 2019 the Company had borrowed $758 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Deferred Financing Costs

The following is a roll forward of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2019	December 31, 2018	March 31, 2018

Deferred financing costs, beginning balance	$104	$–	$–
Additions	–	104	5
Deferred financing costs, ending balance	$104	$104	$5
Less accumulated amortization	(50)	(25)	–
Deferred financing costs, net	$54	$79	$5

Summary

The borrowings secured by loan assets are summarized below:

	March 31, 2019		December 31, 2018
		Due from		Due from
	Book Value of Loans which	Shepherd’s Finance to Loan	Book Value of Loans which	Shepherd’s Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$9,578	$6,254	$8,742	$5,294
S.K. Funding, LLC	12,693	6,907	11,788	6,408

Lender
Stephen K. Shuman	1,855	1,325	2,051	1,325
Paul Swanson	9,476	7,000	8,079	5,986

Total	$33,602	$21,486	$30,660	$19,013

	Year	Typical Current Advance Rate	Does Buyer Portion
	Initiated	On New Loans	Have Priority?	Rate
Loan Purchaser
Builder Finance, Inc.	2014	75%	Yes	The rate our customer pays us
S.K. Funding, LLC	2015	55%	Varies	9-10.5%

Lender
Stephen K. Shuman	2017	67%	Yes	10%
Paul Swanson	2017	67%	Yes	10%

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at March 31, 2019 and December 31, 2018 was 10.09% and 10.07%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018

Gross Notes outstanding, beginning of period	$17,348	$14,121	$14,121
Notes issued	3,532	9,645	1,309
Note repayments / redemptions	(2,049)	(6,418)	(1,645)

Gross Notes outstanding, end of period	$18,831	$17,348	$13,785

Less deferred financing costs, net	454	212	267

Notes outstanding, net	$18,377	$17,136	$13,518

The following is a roll forward of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2019	December 31, 2018	March 31, 2018

Deferred financing costs, beginning balance	$1,212	$1,102	$1,102
Additions	$282	$117	$29
Disposals	–	(7)	–
Deferred financing costs, ending balance	$1,494	$1,212	$1,131
Less accumulated amortization	(1,040)	(1,000)	(864)
Deferred financing costs, net	$454	$212	$267

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31, 2019	December 31, 2018	March 31, 2018

Accumulated amortization, beginning balance	$1,000	$816	$816
Additions	40	184	48
Accumulated amortization, ending balance	$1,040	$1,000	$864

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate (1)	March 31, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	500
Unsecured Line of Credit from Paul Swanson	March 2019	10.0%	-	1,014
Subordinated Promissory Note	September 2019	9.5%	1,125	1,125
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Notes	October 2019	10.0%	150	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2020(6)	11.0%	169	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$4,854	$5,499

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

(6) Due one month after lender gives notice, which notice may not be given prior to August 1, 2020.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to assets was 11% as of March 31, 2019 and 12% as of December 31, 2018. We anticipate this ratio further decreasing until more preferred equity is added. We are currently exploring potential increases in preferred equity.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$25,382	$22,521
Secured lines of credit from affiliates	2	758	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,008	1,008
Unsecured Notes through our public offering, gross	5	18,831	17,348
Other unsecured debt (subordinated)	5	2,756	3,401
Other unsecured debt (junior subordinated)	6	590	590

Total		$49,825	$46,184

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of March 31, 2019 and December 31, 2018, we had 296 and 268, respectively, in combined loans outstanding, which totaled $52,931 and $49,127, respectively, in gross loan receivables outstanding. Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $30,422 and $25,258 as March 31, 2019 and December 31, 2018, respectively. We anticipate a significant increase in our gross loan receivables over the 12 months subsequent to March 31, 2019 by directly increasing originations to new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of March 31, 2019	As of December 31, 2018
Secured debt	$26,085	$23,258
Unsecured debt	23,231	22,635
Equity	6,461	6,082

Secured debt, net of deferred financing costs increased $2,827 during the three months ended March 31, 2019, which consisted of an increase in borrowings secured by loans and foreclosed assets of $2,886 offset by a decrease in affiliate lines of $59. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to March 31, 2019 through our existing loan purchase and sale agreements and additional lines of credit.

We anticipate that the other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $596 during the three months ended March 31, 2019, unsecured debt, net of deferred financing costs changed due to an increase in our Notes program of $1,241, which was offset by a decrease in other unsecured debt of $645. The change in other unsecured debt was due to the elimination of the of unsecured portion of the line of credit from Paul Swanson of $1,014, which was off set by two new promissory notes of $369. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to March 31, 2019.

Equity increased $379 during the three months ended March 31, 2019, which consisted of an increase in Series C cumulative preferred units (“Series C Preferred Units”), Series B cumulative preferred units, and Class A common equity of $72, $60, and $247, respectively. We anticipate an increase in our equity during the 12 months subsequent to March 31, 2019, through the issuance of additional Series C Preferred Units. During the year ended December 31, 2018, we increased the amount of Series C Preferred Units outstanding by $1,288. If we are not able to increase our equity through the issuance of additional Series C Preferred Units, we will rely more heavily on raising additional funds through the Notes Program. If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional funds.

Contractual Obligations

The following table shows the maturity of outstanding debt as of March 31, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$32,914	$5,521	$1,887	$25,506
2020	5,073	4,006	1,052	15
2021	7,202	7,187	-	15
2022	3,841	2,079	1,746	16
2023 and thereafter	795	38	169	588
Total	$49,825	$18,831	$4,854	$26,140

The total amount maturing through year ending December 31, 2019 is $32,914, which consists of secured borrowings of $25,506 and unsecured borrowings of $7,408.

Secured borrowings maturing through year ending December 31, 2019 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and two lenders (Stephen K. Shuman and Paul Swanson). Our secured borrowings are mostly showing as due by 2019 because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $7,000 due April 2020, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2019, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due July 2019, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,408 no expiration date;
●	Builder Finance, Inc. – $6,254 no expiration date;
●	London Financial Company, LLC – $3,250 due September 2019, renewal available;
●	Wallach LOC – $142 no expiration date;
●	Myrick LOC – $616 no expiration date; and
●	Mortgage payable – $645.

Unsecured borrowings due on December 31, 2019 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $5,521 and $1,887, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 82% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 5 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate growing our assets through the net sources and uses (12-month liquidity) listed above as well as future capital increases from debt, redeemable preferred equity, and regular equity. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our CEO (our principal executive officer) and CFO (our principal financial officer) concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our CEO (our principal executive officer) and CFO (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units on March 31, 2019:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.3821598	$38,215.98
Gregory L. Sheldon	0.0630627	6,306.27
BLDR, LLC	0.1236402	12,364.02
Schultz Family Living Trust	0.0307570	3,075.70
Jeffrey L. Eppinger	0.1230281	12,302.81

The proceeds received from the sales of the partial Series C Preferred Units in these transactions were used for the funding of construction loans. The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that he/she/it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.5 Series B Preferred Units to the Hoskins Group on January 30, 2019 for $50,000, and 0.1 Series B Preferred Units to the Hoskins Group on January 31, 2019 for $10,000.

The proceeds received from the sales of the Series B Preferred Units in those transactions were used for the funding of construction loans. The transactions in Series B Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyers represented to us that they are an “accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series B Preferred Units.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of March 31, 2019, we had issued $821,333 in Notes pursuant to our current public offering. From March 22, 2019 through March 31, 2019, we incurred expenses of $45,800 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2019 were $775,533, all of which was used to increase loan balances.

Our prior public offering, which was our second public offering of Notes (SEC File No. 333-203707, effective September 29, 2015), terminated on March 22, 2019. As of March 22, 2019, we had issued $17,359,768 in Notes pursuant to our second public offering. From September 29, 2015 through March 22, 2019, we incurred expenses of $298,679 in connection with the issuance and distribution of the Notes in our second public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 22, 2019 were $17,061,089 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2019, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4*	Amendment No. 1 to the Registrant’s Second Amended and Restated Operating Agreement, dated as of March 21, 2019

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 9, 2019	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

