Form 10-Q
period 2019-06-30
Shepherd's Finance, LLC
filed 2019-08-14
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission File Number 333-224557

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$2,153	$1,401
Accrued interest receivable	809	568
Loans receivable, net	50,377	46,490
Foreclosed assets	7,964	5,973
Premises and equipment	1,006	1,051
Other assets	399	327
Total assets	$62,708	$55,810
Liabilities and Members’ Capital
Customer interest escrow	$1,109	$939
Accounts payable and accrued expenses	412	724
Accrued interest payable	2,269	2,140
Notes payable secured, net of deferred financing costs	28,690	23,258
Notes payable unsecured, net of deferred financing costs	23,635	22,635
Due to preferred equity member	34	32
Total liabilities	$56,149	$49,728

Commitments and Contingencies (Note 9)

Redeemable Preferred Equity
Series C preferred equity	$2,715	$2,385

Members’ Capital
Series B preferred equity	1,420	1,320
Class A common equity	2,424	2,377
Members’ capital	$3,844	$3,697

Total liabilities, redeemable preferred equity and members’ capital	$62,708	$55,810

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Six Months ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2019	2018	2019	2018
Interest Income
Interest and fee income on loans	$2,454	$1,925	$4,886	$3,632
Interest expense:
Interest related to secured borrowings	769	517	1,450	928
Interest related to unsecured borrowings	716	513	1,341	963
Interest expense	1,485	1,030	2,791	1,891

Net interest income	969	895	2,095	1,741
Less: Loan loss provision	151	19	198	59

Net interest income after loan loss provision	818	876	1,897	1,682

Non-Interest Income
Gain on foreclosure of assets	95	–	95	–

Total non-interest income	95	–	95	–

Income	913	876	1,992	1,682

Non-Interest Expense
Selling, general and administrative	620	571	1,244	1,068
Depreciation and amortization	22	21	45	38
Loss on foreclosure of assets	169	–	169	–
Impairment loss on foreclosed assets	27	80	107	85

Total non-interest expense	838	672	1,565	1,191

Net Income	$75	$204	$427	$491

Earned distribution to preferred equity holders	110	67	215	130

Net income attributable to common equity holders	$(35)	$137	$212	$361

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Six and Three Months Ended June 30, 2019 and 2018

For the Six Months Ended June 30, 2019 and 2018

(in thousands of dollars)	2019	2018

Members’ capital, beginning balance, December 31	$3,697	$3,686
Net income less distributions to preferred C of $148 and $68	279	423
Contributions from preferred B equity holders	100	40
Earned distributions to preferred B equity holders	(66)	(62)
Distributions to common equity holders	(166)	(214)
Members’ capital, ending balance June 30	$3,844	$3,873

For the Three Months Ended June 30, 2019 and 2018

(in thousands of dollars)	2019	2018

Members’ capital, beginning balance, March 31	$4,004	$3,888
Net income less distributions to preferred C of $75 and $33	-	171
Contributions from preferred B equity holders	40	40
Earned distributions to preferred B equity holders	(34)	(34)
Distributions to common equity holders	(166)	(192)
Members’ capital, ending balance June 30	$3,844	$3,873

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
(in thousands of dollars)	2019	2018

Cash flows from operations
Net income	$427	$491
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	133	95
Provision for loan losses	198	59
Net loan origination fees deferred	155	351
Change in deferred origination expense	65	(87)
Impairment of foreclosed assets	107	85
Loss on foreclosed assets	169	-
Gain on foreclosed assets	(95)	-
Depreciation and amortization	45	38
Net change in operating assets and liabilities:
Other assets	(72)	(118)
Accrued interest receivable	(241)	(176)
Customer interest escrow	170	(391)
Accounts payable and accrued expenses	(181)	78

Net cash provided by operating activities	880	425

Cash flows from investing activities
Loan originations and principal collections, net	(6,021)	(15,996)
Investment in foreclosed assets	(456)	(545)
Premises and equipment additions	-	(63)

Net cash used in investing activities	(6,477)	(16,604)

Cash flows from financing activities
Contributions from preferred equity holders	300	40
Distributions to preferred equity holders	(85)	(62)
Distributions to common equity holders	(166)	(214)
Proceeds from secured note payable	11,016	13,538
Repayments of secured note payable	(6,648)	(4,118)
Proceeds from unsecured notes payable	6,186	8,784
Redemptions/repayments of unsecured notes payable	(3,923)	(4,953)
Deferred financing costs paid	(331)	(67)

Net cash provided by financing activities	6,349	12,948

Net increase (decrease) in cash and cash equivalents	752	(3,231)

Cash and cash equivalents
Beginning of period	1,401	3,478
End of period	$2,153	$247

Supplemental disclosure of cash flow information
Cash paid for interest	$2,662	$1,533

Non-cash investing and financing activities
Earned by preferred B equity holders but not distributed to customer interest escrow	$34	$31
Earned by preferred B equity holders and distributed to customer interest escrow	$33	$31
Foreclosure of assets transferred from loans receivable	$1,716	$3,897
Accrued interest reduction due to foreclosure	$-	$243
Earned but not paid distributions of preferred C equity holders	$148	$68
Unsecured transferred to secured notes payable	$1,014	$-

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

The Company extends commercial loans to residential homebuilders (in 20 states as of June 30, 2019) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of June 30, 2019, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2018 consolidated financial statements and notes thereto (the “2018 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2018 Financial Statements.

Accounting Standards Adopted in the Period

Accounting Standards Update (“ASU”) 2016-13 – “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in ASU 2016-13 introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. ASU 2016-13 also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in ASU 2016-13, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company is reviewing its policies and processes to ensure compliance with the requirements in ASU 2016-13.

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

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans, which falls outside the scope of ASC Topic 606. All of the Company’s revenue that is subject to ASC Topic 606 would be included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. The Company had no contract liabilities or unsatisfied performance obligations with customers as of June 30, 2019.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current period presentation.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018.

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	June 30, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$7,964	$7,964	$–	$–	$7,964
Impaired assets	1,663	1,663	–	–	1,663
Total	$9,627	$9,627	$–	$–	$9,627

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,973	$5,973	$–	$–	$5,973
Impaired assets	2,503	2,503	–	–	2,503
Total	$8,476	$8,476	$–	$–	$8,476

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	June 30, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$2,153	$2,153	$2,153	$–	$–
Loans receivable, net	50,377	50,377	–	–	50,377
Accrued interest on loans	809	809	–	–	809
Financial Liabilities
Customer interest escrow	1,109	1,109	–	–	1,109
Notes payable secured, net	28,690	28,690	–	–	28,690
Notes payable unsecured, net	23,635	23,635	–	–	23,635
Accrued interest payable	2,269	2,269	–	–	2,269

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,401	$1,401	$1,401	$–	$–
Loans receivable, net	46,490	46,490	–	–	46,490
Accrued interest on loans	568	568	–	–	568
Financial Liabilities
Customer interest escrow	939	939	–	–	939
Notes payable secured, net	23,258	23,258	–	–	23,258
Notes payable unsecured, net	22,635	22,635	–	–	22,635
Accrued interest payable	2,140	2,140	–	–	2,140

3. Financing Receivables

Financing receivables are comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Loans receivable, gross	$52,960	$49,127
Less: Deferred loan fees	(1,095)	(1,249)
Less: Deposits	(1,517)	(1,510)
Plus: Deferred origination costs	243	308
Less: Allowance for loan losses	(214)	(186)

Loans receivable, net	$50,377	$46,490

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of June 30, 2019, the Company’s portfolio consisted of 246 commercial construction and nine development loans with 67 borrowers in 20 states.

The following is a summary of the loan portfolio to builders for home construction loans as of June 30, 2019 and December 31, 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2019	20	67	246	$100,556	$68,427	$45,514	68	%(3)	5%
2018	18	75	259	102,808	68,364	43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2019 and December 31, 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)	Loan Fee
2019	4	5	9	$12,635	$8,444	$7,446	59%	$1,000
2018	3	4	9	10,134	7,456	6,020	59%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,420 and $1,320 as of June 30, 2019 and December 31, 2018, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our 2018 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	June 30, 2019	December 31, 2018

Pass	$49,916	$43,402
Special mention	1,381	3,222
Classified – accruing	–	–
Classified – nonaccrual	1,663	2,503

Total	$52,960	$49,127

Gross finance receivables – Method of impairment calculation:

	June 30, 2019	December 31, 2018

Performing loans evaluated individually	$22,147	$19,037
Performing loans evaluated collectively	27,769	27,587
Non-performing loans without a specific reserve	1,381	2,204
Non-performing loans with a specific reserve	1,663	299

Total evaluated collectively for loan losses	$52,960	$49,127

As June 30, 2019 and December 31, 2018, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$1,663	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	1,663	2,503
Related allowance	(7)	(20)
Value after allowance	$1,656	$2,483

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2019		December 31, 2018
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	25%	Pittsburgh, PA	23%
Second highest concentration risk	Orlando, FL	15%	Orlando, FL	13%
Third highest concentration risk	Cape Coral, FL	4%	Cape Coral, FL	4%

4. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Beginning balance	$5,973	$1,036	$1,036
Additions from loans	1,716	4,737	4,140
Additions for construction/development	456	1,608	545
Sale proceeds	-	(809)	-
Gain on sale	-	-	-
Loss on sale	-	(103)	-
Gain on foreclosure	95	19	-
Loss on foreclosure	(169)	(47)	-
Impairment loss on foreclosed assets	(107)	(468)	(85)
Ending balance	$7,964	$5,973	$5,636

5. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$28,086	$22,521
Secured lines of credit from affiliates	2	633	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,008	1,008
Unsecured notes through our public offering, gross	5	19,241	17,348
Other unsecured debt (subordinated)	5	2,756	3,401
Other unsecured debt (junior subordinated)	6	590	590

Total		$52,814	$46,184

The following table shows the maturity of outstanding debt as of June 30, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$33,894	$3,921	$1,887	$28,086
2020	5,642	4,575	1,052	15
2021	8,075	8,059	-	16
2022	3,842	2,080	1,746	16
2023 and thereafter	1,361	606	169	586
Total	$52,814	$19,241	$4,854	$28,719

Secured Borrowings

New Lines of Credit

During the quarter ended June 30, 2019, we entered into three line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $2,250;
●	Secured with assignments of certain notes and mortgages; and
●	Terms allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

Interest expense was $30 for both the quarter and six months ended June 30, 2019.

Lines of Credit from Affiliates

As of June 30, 2019, the Company had borrowed $633 on its lines of credit from affiliates, which have a total limit of $2,500.

Deferred Financing Cost

The following is a roll forward of secured deferred financing costs:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Deferred financing costs, beginning balance	$104	$–	$–
Additions	–	104	–
Deferred financing costs, ending balance	$104	$104	$–
Less accumulated amortization	(75)	(25)	–
Deferred financing costs, net	$29	$79	$–

Summary

Borrowings secured by loan assets are summarized below:

	June 30, 2019		December 31, 2018
		Due from		Due from
	Book Value of Loans which	Shepherd’s Finance to Loan	Book Value of Loans which	Shepherd’s Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$10,615	$6,697	$8,742	$5,294
S.K. Funding, LLC	12,640	6,922	11,788	6,408

Lender
Stephen K. Shuman	1,774	1,325	2,051	1,325
Jeff Eppinger	1,893	1,000	-	-
Hardy Enterprises, Inc.	1,797	1,000	-	-
Gary Zentner	791	250	-	-
Paul Swanson	10,264	7,000	8,079	5,986

Total	$39,774	$24,194	$30,660	$19,013

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at June 30, 2019 and December 31, 2018 was 10.15% and 10.07%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Gross Notes outstanding, beginning of period	$17,348	$14,121	$14,121
Notes issued	5,818	9,645	3,350
Note repayments / redemptions	(3,925)	(6,418)	(2,197)

Gross Notes outstanding, end of period	$19,241	$17,348	$15,274

Less deferred financing costs, net	460	212	252

Notes outstanding, net	$18,781	$17,136	$15,022

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Deferred financing costs, beginning balance	$1,212	$1,102	$1,102
Additions	331	117	61
Disposals	-	(7)	-
Deferred financing costs, ending balance	1,543	1,212	1,163
Less accumulated amortization	(1,083)	(1,000)	(911)
Deferred financing costs, net	$460	$212	$252

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Accumulated amortization, beginning balance	$1,000	$816	$816
Additions	83	184	95
Accumulated amortization, ending balance	$1,083	$1,000	$911

Other Unsecured Debts, net

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate (1)	June 30, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	500
Unsecured Line of Credit from Paul Swanson	July 2019	10.0%	-	1,014
Subordinated Promissory Note	September 2019	9.5%	1,125	1,125
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Notes	October 2019	10.0%	150	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2020(6)	11.0%	169	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$4,854	$5,499

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

(6) Due one month after lender gives notice, which notice may not be given prior to August 1, 2020.

6. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Beginning balance	$2,385	$1,097	$1,097
Additions from new investment	200	2,300	–
Redemptions	(18)	(1,177)	–
Additions from reinvestment	148	165	68

Ending balance	$2,715	$2,385	$1,165

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of June 30, 2019:

Year of Available Redemption	Total Amount Redeemable

2024	$2,515
2025	200
Total	$2,715

7. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of June 30, 2019, the Class A Common Units are held by six members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both June 30, 2019 and December 31, 2018.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlet’s and Tuscany subdivisions. As of June 30, 2019, the Hoskins Group owns a total of 14.2 Series B Preferred Units, which were issued for a total of $1,420.

8. Related Party Transactions

As of June 30, 2019, the Company had $1,115, $250, and $501 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 of our 2018 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

9. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $22,911 and $25,258 at June 30, 2019 and December 31, 2018, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2019 and 2018 are as follows:

	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2019	2019	2018	2018	2018	2018

Net Interest Income after Loan Loss Provision	$818	$1,079	$914	$783	$876	$806
Non-Interest Income	95	–	(1)	20	–	–
SG&A Expense	620	624	403	559	571	497
Depreciation and Amortization	22	23	21	23	21	17
Loss on Sale of Foreclosed Assets	–	–	100	3	–	–
Loss on Foreclosure of Assets	169	–	–	–	–	–
Impairment Loss on Foreclosed Assets	27	80	379	51	80	5
Net Income	$75	$352	$10	$167	$204	$287

11. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Six Months Ended June 30,
	2019	2018
Selling, general and administrative expenses
Legal and accounting	$174	$223
Salaries and related expenses	784	593
Board related expenses	41	37
Advertising	50	35
Rent and utilities	25	20
Loan and foreclosed asset expenses	47	38
Travel	46	51
Other	77	71
Total SG&A	$1,244	$1,068

12. Subsequent Events

Management of the Company has evaluated subsequent events through August 14, 2019, the date these interim condensed consolidated financial statements were issued.

On August 1, 2019, we sold one foreclosed asset for $4,800 with a principal balance of $4,817 which resulted in a loss of approximately $274.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data (the 2018 Financial Statements) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

Net income for the quarter and six months ended June 30, 2019 decreased by $129 and $64, respectively, when compared to the same period of 2018. The decrease in net income was mainly due to an increase in loss and impairment of foreclosure of $116 and $191, respectively, for the quarter and six months ended June 30, 2019, which was offset by a gain on foreclosure of $95 for both the quarter and six months ended June 30, 2019. We reclassified 18 construction loan assets from loan assets, net to foreclosed assets during the quarter ended June 30, 2019 which resulted in a gain of $95 on five loans and a loss of $169 on 13 loans. The 18 loans had total outstanding balances of $1,432 and were to one customer who died.

In addition, loan loss provision increased $132 and $139 for both the quarter and six months ended June 30, 2019 compared to the same period of 2018. The increase in loan loss provision was primarily due to the sale of an impaired asset which resulted in a loss of $124.

We had $50,377 and $46,490 in loan assets as of June 30, 2019 and December 31, 2018, respectively. In addition, as of June 30, 2019, we had 246 construction loans in 20 states with 67 borrowers and nine development loans in three states with four borrowers.

Cash provided by operations increased $454 for six months ended June 30, 2019 as compared to the same period of 2018. Our increase in operating cash flow was due primarily to interest escrows.

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

June 30, 2019
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$(1,683)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $50,229.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

June 30, 2019
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$(2,787)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $7,964.

Consolidated Results of Operations

Key financial and operating data for the three and six months ended June 30, 2019 and 2018 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our interim condensed consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Income
Interest and fee income on loans	$2,454	$1,925	$4,886	$3,632
Interest expense:
Interest related to secured borrowings	769	517	1,450	928
Interest related to unsecured borrowings	716	513	1,341	963
Interest expense	1,485	1,030	2,791	1,891

Net interest income	969	895	2,095	1,741
Less: Loan loss provision	151	19	198	59

Net interest income after loan loss provision	818	876	1,897	1,682

Non-Interest Income
Gain on foreclosure of assets	95	–	95	–

Total non-interest income	95	–	95	–

Income	913	876	1,992	1,682

Non-Interest Expense
Selling, general and administrative	620	571	1,244	1,068
Depreciation and amortization	22	21	45	38
Loss on foreclosure of assets	169	–	169	–
Impairment loss on foreclosed assets	27	80	107	85

Total non-interest expense	838	672	1,565	1,191

Net Income	$75	$204	$427	$491

Earned distribution to preferred equity holders	110	67	215	130

Net income attributable to common equity holders	$(35)	$137	$212	$361

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Interest Income		*		*		*		*
Interest income on loans	$1,849	14%	$1,416	13%	$3,561	14%	$2,708	13%
Fee income on loans	605	5%	629	6%	1,325	5%	924	5%
Interest and fee income on loans	2,454	19%	2,045	19%	4,886	19%	3,632	18%
Interest expense unsecured	673	5%	467	4%	1,258	5%	868	4%
Interest expense secured	769	5%	513	4%	1,450	5%	928	4%
Amortization offering costs	43	1%	50	1%	83	1%	95	1%
Interest expense	1,485	11%	1,030	10%	2,791	11%	1,891	9%
Net interest income (spread)	969	8%	1,015	9%	2,095	8%	1,981	9%

Weighted average outstanding loan asset balance	$53,620		$42,439		$52,253		$40,135

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

For the quarter and six months ended June 30, 2019, the interest income on loans increased by 1% compared to the prior year’s same periods due to our increase in interest rates from 2% to 3% starting with new loans created in the third quarter of 2018.

The difference between the interest rate received on our loans and the interest we paid was 3% for both of the three months ended June 30, 2019 and 2018. The difference between the interest rate received on our loans and the interest we paid was 3% and 4% for the six months ended June 30, 2019 and 2018, respectively. The 3% is lower due to the dollar amount of loans that are not paying interest. The 4% from last year was higher than typical because of the dollar amount of loans we had paying default rate interest. Some of those loans have since paid off, and some have become foreclosed assets. While our stated margin is 3%, our actual is different because 1) some loans pay higher than the stated margin, 2) some loans are not paying interest, and 3) the dollar amount of loans may be different than the dollar amount of debt. Another factor that impacts this margin is the percentage of loans which are development loans paying the 7% margin.

We currently anticipate that the difference between our interest income and interest expense will continue to be 3% for the remainder of 2019. Due to the increase in our pricing which started with loans created in the third quarter of 2018, we anticipate our standard margin to be 3% on all future construction loans and 7% on all development loans which yields a blended margin of approximately 3.4%. These factors should yield us a spread in the low 3%’s until the foreclosed asset balance is reduced significantly, and then in the low 4%’s thereafter, assuming no other significant changes to our business. Our largest foreclosed asset, a property in Sarasota, Florida, is completed and on the market.

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

As of June 30, 2019, $1,663 of loans were not paying interest. As of June 30, 2018, all loans were paying interest.

Foreclosed assets do not provide a monthly interest return. As of June 30, 2019, and 2018, we had $7,964 and $5,636, respectively, in foreclosed assets, which resulted in a negative impact on our interest spread because the increase in 2018 to $6,323 occurred at the end of the second quarter of 2018.

The amount of nonperforming assets is expected to decrease over the next quarter due to our largest foreclosed asset being sold during August 2019.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative expenses
Legal and accounting	$47	$80	$174	$223
Salaries and related expenses	422	357	784	593
Board related expenses	25	15	41	37
Advertising	31	18	50	35
Rent and utilities	16	10	25	20
Loan and foreclosed asset expenses	27	30	47	38
Travel	14	28	46	51
Other	38	33	77	71
Total SG&A	$620	$571	$1,244	$1,068

Our SG&A expense increased $49 and $176 for the quarter and six months ended June 30, 2019, respectively, due primarily to salaries and related expenses from hiring additional employees to support Company growth.

Impairment Loss on Foreclosed Assets

We owned 25 and four foreclosed assets as of June 30, 2019 and 2018, respectively. Excluding the 18 recently taken from our deceased borrower, we had four properties completed and on the market as of June 30, 2019. In addition, two are vacant lots not under construction; however, on the market and one is a partially built home under construction. Of the 18 which we received through foreclosure recently, there were originally 20, two of those which were resolved by us selling one loan to a third party before foreclosure, and a different third party buying one of the homes at the foreclosure sale. Of the remaining 18, eight are partially built in various stages of construction which we are planning on completing, and the other 10 are lots. We will decide whether to develop on the lots once we have made progress on the eight under construction. As of June 30, 2019, we do not anticipate losses on the sale of foreclosed assets in the future; however, this may be subject to change based on the final selling price of the foreclosed assets.

Loan Loss Provision

Our loan loss provision increased $132 and $139 for the quarter and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The increase was primarily due to the sale of an impaired loan asset during the second quarter of 2019 with a loss of $124.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Connecticut	1	1	340	204	165	60%		5%
Colorado	2	2	1,260	838	835	67%		5%
Florida	15	104	30,973	22,706	13,401	73%		5%
Georgia	3	7	4,483	3,064	2,458	68%		5%
Idaho	1	2	605	424	260	70%		5%
Indiana	1	1	347	243	128	70%		5%
Michigan	3	11	3,386	2,349	1,559	69%		5%
New Jersey	4	13	4,638	3,571	2,416	77%		5%
New York	2	4	1,595	1,117	1,093	70%		5%
North Carolina	5	12	3,699	2,536	1,197	69%		5%
Ohio	3	6	4,787	3,057	2,305	64%		5%
Oregon	1	3	1,704	1,193	598	70%		5%
Pennsylvania	3	30	24,549	14,615	11,159	60%		5%
South Carolina	12	28	9,662	6,741	4,363	70%		5%
Tennessee	2	3	1,120	784	427	70%		5%
Texas	3	5	1,905	1,214	699	64%		5%
Utah	2	6	2,587	1,786	1,183	69%		5%
Virginia	2	5	1,819	1,217	1,060	67%		5%
Washington	1	1	590	413	101	70%		5%
Wyoming	1	2	507	355	107	70%		5%
Total	67	246	$100,556	$68,427	$45,514	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2018:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$1,140	$684	$214	60%		5%
Colorado	2	4	2,549	1,739	1,433	68%		5%
Florida	18	104	32,381	22,855	12,430	71%		5%
Georgia	5	6	5,868	3,744	2,861	64%		5%
Idaho	1	2	605	424	77	70%		5%
Indiana	2	5	1,567	1,097	790	70%		5%
Michigan	4	26	5,899	3,981	2,495	67%		5%
New Jersey	5	15	4,999	3,742	2,820	75%		5%
New York	2	4	1,555	1,089	738	70%		5%
North Carolina	5	12	3,748	2,580	1,712	69%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	2	3	3,220	1,960	1,543	61%		5%
Pennsylvania	3	34	24,808	14,441	10,087	58%		5%
South Carolina	15	29	9,702	6,738	4,015	69%		5%
Tennessee	1	2	750	525	347	70%		5%
Texas	1	1	179	125	26	70%		5%
Utah	4	4	1,788	1,206	486	67%		5%
Virginia	3	6	1,675	1,172	806	70%		5%
Total	75	259	$102,808	$68,365	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2019 and December 31, 2018. A significant portion of our development loans consist of three development loans to a borrower in Pittsburgh, Pennsylvania (the “Pennsylvania Loans”). Our additional development loans are with borrowers in North Carolina, South Carolina and Florida.

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2019	4	5	9	$12,635	$8,444	$7,446	59%	$1,000
2018	3	4	9	10,134	7,456	6,020	59%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,420 and $1,320 as of June 30, 2019 and December 31, 2018, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Loans receivable, gross	$52,960	$49,127
Less: Deferred loan fees	(1,095)	(1,249)
Less: Deposits	(1,517)	(1,510)
Plus: Deferred origination costs	243	308
Less: Allowance for loan losses	(214)	(186)

Loans receivable, net	$50,377	$46,490

The following is a roll forward of combined loans:

	Six Months Ended June 31, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Beginning balance	$46,490	$30,043	$30,043
Additions	29,183	54,145	19,870
Payoffs/sales	(23,154)	(32,899)	(11,337)
Transferred to foreclosed assets	(1,716)	(4,494)	3,897
Change in deferred origination expense	(65)	199	87
Change in builder deposit	(8)	(12)	(331)
Change in loan loss provision	(198)	(89)	(59)
New loan fees	(1,656)	(2,949)	(1,528)
Earned loan fees	1,501	2,546	1,177
Ending balance	$50,377	$46,490	$41,819

Finance Receivables – By risk rating:

	June 30, 2019	December 31, 2018

Pass	$49,916	$43,402
Special mention	1,381	3,222
Classified – accruing	–	–
Classified – nonaccrual	1,663	2,503

Total	$52,960	$49,127

Finance Receivables – Method of impairment calculation:

	June 30, 2019	December 31, 2018

Performing loans evaluated individually	$22,147	$19,037
Performing loans evaluated collectively	27,769	27,587
Non-performing loans without a specific reserve	1,381	2,204
Non-performing loans with a specific reserve	1,663	299

Total evaluated collectively for loan losses	$52,960	$49,127

At June 30, 2019 and December 31, 2018, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$1,663	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	1,663	2,503
Related allowance	(7)	(20)
Value after allowance	$1,656	$2,483

Below is an aging schedule of loans receivable as of June 30, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	247	$51,297	96%
60-89 days	7	1,378	3%
90-179 days	–	–	–%
180-269 days	1	285	1%

Subtotal	255	$52,960	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	255	$52,960	100%

Below is an aging schedule of loans receivable as of June 30, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	247	$51,297	96%
60-89 days	7	1,378	3%
90-179 days	–	–	–
180-269 days	1	285	1%

Subtotal	255	$52,960	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	255	$52,960	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Beginning balance	$5,973	$1,036	$1,036
Additions from loans	1,716	4,737	4,140
Additions for construction/development	456	1,608	545
Sale proceeds	-	(809)	-
Loss on sale	-	(103)	-
Gain on foreclosure	95	19	-
Loss on foreclosure	(169)	(47)	-
Impairment loss on foreclosed assets	(107)	(468)	(85)
Ending balance	$7,964	$5,973	$5,636

During the quarter the Company reclassified18 construction loans from loans receivable, net to foreclosed assets and five properties recognized a gain on foreclosure of $95 which was offset by a loss on 13 properties of $169. The foreclosure was due to the death of a certain borrower.

During the six months ended June 30, 2019, we finished our largest foreclosed asset, a property in Sarasota, Florida, and listed it for sale, and substantially completed the two projects in Georgia which are also listed for sale. The Company recognized $27 and $107 of impairment for the quarter and six months ended June 30, 2019 compared to $80 and $85 the same periods of 2018.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Beginning balance	$939	$935	$935
Preferred equity dividends	66	125	62
Additions from Pennsylvania Loans	853	362	101
Additions from other loans	295	1,214	160
Interest, fees, principal or repaid to borrower	(1,044)	(1,697)	(714)
Ending balance	$1,109	$939	$544

Related Party Borrowings

As of June 30, 2019, the Company had $1,108, $250, and $384 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 to the 2018 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

New Lines of Credit

During the quarter ended June 30, 2019, we entered into three line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $2,250;
●	Secured with assignments of certain notes and mortgages; and
●	Terms allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to zero over the next six months.

Interest expense was $30 for both the quarter and six months ended June 30, 2019.

Lines of Credit from Affiliates

As of June 30, 2019, the Company had borrowed $633 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Deferred Financing Costs

The following is a roll forward of deferred financing costs:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018

Deferred financing costs, beginning balance	$104	$–	$–
Additions	–	104	–
Deferred financing costs, ending balance	$104	$104	$–
Less accumulated amortization	(75)	(25)	–
Deferred financing costs, net	$29	$79	$–

Summary

The borrowings secured by loan assets are summarized below:

	June 30, 2019		December 31, 2018
		Due from		Due from
	Book Value of Loans which	Shepherd’s Finance to Loan	Book Value of Loans which	Shepherd’s Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$10,615	$6,697	$8,742	$5,294
S.K. Funding, LLC	12,640	6,922	11,788	6,408

Lender
Stephen K. Shuman	1,774	1,325	2,051	1,325
Jeff Eppinger	1,893	1,000	-	-
Hardy Enterprises, Inc.	1,797	1,000	-	-
Gary Zentner	791	250	-	-
Paul Swanson	10,264	7,000	8,079	5,986

Total	$39,774	$24,194	$30,660	$19,013

	Year Initiated	Typical Current Advance Rate On New Loans	Does Buyer Portion Have Priority?
Loan Purchaser
Builder Finance, Inc.	2014	75%	Yes
S.K. Funding, LLC	2015	55%	Varies

Lender
Stephen K. Shuman	2017	67%	Yes
Jeff Eppinger	2019	67%	Yes
Hardy Enterprises, Inc.	2019	67%	Yes
Gary Zentner	2019	67%	Yes
Paul Swanson	2017	67%	Yes

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at June 30, 2019 and December 31, 2018 was 10.15% and 10.07%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018

Gross Notes outstanding, beginning of period	$17,348	$14,121	$14,121
Notes issued	5,818	9,645	3,350
Note repayments / redemptions	(3,925)	(6,418)	(2,197)

Gross Notes outstanding, end of period	$19,241	$17,348	$15,274

Less deferred financing costs, net	460	212	252

Notes outstanding, net	$18,781	$17,136	$15,022

The following is a roll forward of deferred financing costs:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018

Deferred financing costs, beginning balance	$1,212	$1,102	$1,102
Additions	331	117	61
Disposals	-	(7)	-
Deferred financing costs, ending balance	$1,543	$1,212	$1,163
Less accumulated amortization	(1,083)	(1,000)	(911)
Deferred financing costs, net	$460	$212	$252

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018

Accumulated amortization, beginning balance	$1,000	$816	$816
Additions	83	184	95
Accumulated amortization, ending balance	$1,083	$1,000	$911

Other Unsecured Debts, net

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate (1)	June 30, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	500
Unsecured Line of Credit from Paul Swanson	July 2019	10.0%	-	1,014
Subordinated Promissory Note	September 2019	9.5%	1,125	1,125
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Notes	October 2019	10.0%	150	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2020(6)	11.0%	169	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$4,854	$5,499

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

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to assets was 11% as of June 30, 2019 and 12% as of December 31, 2018. We anticipate this ratio further decreasing until more preferred equity is added. We are currently exploring potential increases in preferred equity.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$28,086	$22,521
Secured lines of credit from affiliates	2	633	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,008	1,008
Unsecured Notes through our public offering, gross	5	19,241	17,348
Other unsecured debt (subordinated)	5	2,756	3,401
Other unsecured debt (junior subordinated)	6	590	590

Total		$52,814	$46,184

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of June 30, 2019 and December 31, 2018, we had 255 and 268, respectively, combined loans outstanding, which totaled $52,960 and $49,127, respectively, in gross loan receivables outstanding. Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $22,911 and $25,258 as June 30, 2019 and December 31, 2018, respectively.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of June 30, 2019	As of December 31, 2018
Secured debt	$28,690	$23,258
Unsecured debt	23,635	22,635
Equity	6,559	6,082

Secured debt, net of deferred financing costs increased $5,432 as of June 30, 2019, which consisted of an increase in borrowings secured by loans and foreclosed assets. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to June 30, 2019 through our existing loan purchase and sale agreements and additional lines of credit.

We anticipate that the other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $1,000 as of June 30, 2019, and unsecured debt, net of deferred financing costs changed due to an increase in our Notes Program of $1,645, which was offset by a decrease in other unsecured debt of $645. The change in other unsecured debt was due to the elimination of the unsecured portion of the line of credit from Paul Swanson of $1,014, which was offset by two new promissory notes which both total $369. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to June 30, 2019.

Equity increased $477 during the six months ended June 30, 2019, which consisted of an increase in Series C cumulative preferred units (“Series C Preferred Units”), Series B cumulative preferred units, and Class A common equity of $330, $100, and $47, respectively. We anticipate an increase in our equity during the 12 months subsequent to June 30, 2019, through the issuance of additional Series C Preferred Units. During the year ended December 31, 2018, we increased the amount of Series C Preferred Units outstanding by $1,288. If we are not able to increase our equity through the issuance of additional Series C Preferred Units, we will rely more heavily on raising additional funds through the Notes Program. If we anticipate an inability to fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional funds.

Contractual Obligations

The following table shows the maturity of outstanding debt as of June 30, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$33,894	$3,921	$1,887	$28,086
2020	5,642	4,575	1,052	15
2021	8,075	8,059	-	16
2022	3,842	2,080	1,746	16
2023 and thereafter	1,361	606	169	586
Total	$52,814	$19,241	$4,854	$28,719

The total amount maturing through year ending December 31, 2019 is $33,894, which consists of secured borrowings of $28,086 and unsecured borrowings of $5,808.

Secured borrowings maturing through year ending December 31, 2019 is comprised mostly of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and two lenders (Stephen K. Shuman and Paul Swanson). Our secured borrowings are largely reported as due by 2019 because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $7,000 due April 2020, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2020, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due July 2020, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,422 with no expiration date;
●	Builder Finance, Inc. – $6,697 with no expiration date;
●	Hardy Enterprises, Inc. - $1,000, due will automatically renew monthly unless notice is given;
●	Jeff Eppinger - $1,000, due will automatically renew monthly unless notice is given;
●	Gary Zentner - $250, due will automatically renew monthly unless notice is given;
●	London Financial Company, LLC – $3,250 due September 2019, renewal available;
●	Wallach LOC – $135 with no expiration date;
●	Myrick LOC – $499 with no expiration date; and
●	Mortgage payable – $641 due in January 2033.

Unsecured borrowings due on December 31, 2019 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $3,921 and $1,925, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 82% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 5 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Housing inflation generally has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are average in many of the housing markets in the U.S. today, and our lending against these values is safer than loans made by financial institutions in 2006 to 2008. The U.S. may be entering into a housing slow down. Some markets seem to be slowing, although most of those markets are not markets in which we lend.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could receive on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Higher short-term rates may increase the rates builders are charged by banks faster than our rates to the builder will grow, which might be a benefit for us. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. Short term interest rates have risen slightly but are generally low historically.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management including our Chief Executive Officer (our principal executive officer) and Acting Chief Financial Officer (our principal financial officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our CEO (our principal executive officer) and Acting CFO (our principal financial officer) concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our CEO (our principal executive officer) and Acting CFO (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units on June 30, 2019:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.7758996	$77,589.96
Gregory L. Sheldon	0.1280362	12,803.62
BLDR, LLC	0.2510268	25,102.68
Schultz Family Living Trust	0.0412151	4,121.51
Jeffrey L. Eppinger	0.0610040	6,100.40
Fernando and Lorraine Carol Ascencio	0.0160000	1,600.00

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

Issuance of Series C Cumulative Preferred Units

On June 7, 2019, we sold two Series C Preferred Units to two joint investors, for the total price of $200,000. This sale of Series C Preferred Units was effected in a private transaction exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. This transaction in Series C Preferred Units did not involve any public offering, was made without general solicitation or advertising, and the buyers represented to the us that they were each an “accredited investor” as defined under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.5 Series B Preferred Units to the Hoskins Group on January 30, 2019 for $50,000, 0.1 Series B Preferred Units to the Hoskins Group on January 31, 2019 for $10,000, 0.1 Series B Preferred Units to the Hoskins Group on May 22, 2019 for $10,000, 0.2 Series B Preferred Units to the Hoskins Group on May 30, 2019 for $20,000, and 0.1 Series B Preferred Units to the Hoskins Group on May 31, 2019 for $10,000.

The proceeds received from the sales of the Series B Preferred Units in those transactions were used for the funding of construction loans. The transactions in Series B Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyers represented to us that they are an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series B Preferred Units.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of June 30, 2019, we had issued $2,808,522 in Notes pursuant to our current public offering. From March 22, 2019 through June 30, 2019, we incurred expenses of $93,554 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2019 were $2,714,968, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2019, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to the Company’s Second Amended and Restated Operating Agreement, dated as of March 21, 2019, incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q for the Quarterly Period Ended March 31, 2019, filed on May 9, 2019, Commission File No. 333-203707

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 14, 2019	By:	/s/ Catherine Loftin
Catherine Loftin
Acting Chief Financial Officer

