Form 10-Q
period 2019-09-30
Shepherd's Finance, LLC
filed 2019-11-07
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$2,488	$1,401
Accrued interest receivable	684	568
Loans receivable, net	51,924	46,490
Foreclosed assets	3,675	5,973
Premises and equipment	989	1,051
Other assets	104	327
Total assets	$59,864	$55,810
Liabilities and Members’ Capital
Customer interest escrow	$914	$939
Accounts payable and accrued expenses	412	724
Accrued interest payable	2,384	2,140
Notes payable secured, net of deferred financing costs	24,753	23,258
Notes payable unsecured, net of deferred financing costs	24,623	22,635
Due to preferred equity member	36	32
Total liabilities	$53,122	$49,728

Commitments and Contingencies (Note 9)

Redeemable Preferred Equity
Series C preferred equity	$2,784	$2,385

Members’ Capital
Series B preferred equity	1,450	1,320
Class A common equity	2,508	2,377
Members’ capital	$3,958	$3,697

Total liabilities, redeemable preferred equity and members’ capital	$59,864	$55,810

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2019	2018	2019	2018
Interest Income
Interest and fee income on loans	$2,600	$1,924	$7,486	$5,556
Interest expense:
Interest related to secured borrowings	746	552	2,196	1,480
Interest related to unsecured borrowings	736	587	2,077	1,550
Interest expense	1,482	1,139	4,273	3,030

Net interest income	1,118	785	3,213	2,526
Less: Loan loss provision	3	2	201	61

Net interest income after loan loss provision	1,115	783	3,012	2,465

Non-Interest Income
Gain on foreclosure of assets	86	20	181	20

Total non-interest income	86	20	181	20

Income	1,201	803	3,193	2,485

Non-Interest Expense
Selling, general and administrative	703	559	1,947	1,627
Depreciation and amortization	21	23	66	61
Loss on sale of foreclosed assets	274	3	274	3
Loss on foreclosure of assets	-	-	169	-
Impairment loss on foreclosed assets	-	51	107	136

Total non-interest expense	998	636	2,563	1,827

Net Income	$203	$167	$630	$658

Earned distribution to preferred equity holders	118	69	333	199

Net income attributable to common equity holders	$85	$98	$297	$459

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Nine and Three Months Ended September 30, 2019 and 2018

For the Nine Months Ended September 30, 2019 and 2018

(in thousands of dollars)	2019	2018

Members’ capital, beginning balance, December 31	$3,697	$3,686
Net income less distributions to Series C preferred equity holders of $229 and $105	401	553
Contributions from Series B preferred equity holders	130	80
Earned distributions to Series B preferred equity holders	(104)	(94)
Distributions to common equity holders	(166)	(349)
Members’ capital, ending balance September 30	$3,958	$3,876

For the Three Months Ended September 30, 2019 and 2018

(in thousands of dollars)	2019	2018

Members’ capital, beginning balance, June 30	$3,844	$3,873
Net income less distributions to Series C preferred equity holders of $85 and $37	118	130
Contributions from Series B preferred equity holders	30	40
Earned distributions to Series B preferred equity holders	(34)	(30)
Distributions to common equity holders	-	(137)
Members’ capital, ending balance September 30	$3,958	$3,876

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
(in thousands of dollars)	2019	2018

Cash flows from operations
Net income	$630	$658
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	197	142
Provision for loan losses	201	61
Net loan origination fees deferred	352	375
Change in deferred origination expense	88	(31)
Impairment of foreclosed assets	107	89
Depreciation and amortization	66	61
Gain on foreclosed assets	(181)	(20)
Loss on foreclosed assets	169	47
Loss on sale of foreclosed assets	274	3
Net change in operating assets and liabilities:
Other assets	(107)	(216)
Accrued interest receivable	(116)	(143)
Customer interest escrow	(125)	(58)
Accounts payable and accrued expenses	(68)	672

Net cash provided by operating activities	1,487	1,640

Cash flows from investing activities
Loan originations and principal collections, net	(8,491)	(18,072)
Proceeds from sale of loans	-	198
Investment in foreclosed assets	(608)	(1,039)
Proceeds from sale of foreclosed assets	4,543	370
Premises and equipment additions	(4)	(64)

Net cash used in investing activities	(4,560)	(18,607)

Cash flows from financing activities
Contributions from preferred equity holders	330	1,480
Distributions to redeemable preferred equity holders	(30)	(1,269)
Distributions to common equity holders	(166)	(349)
Proceeds from secured note payable	13,954	19,181
Repayments of secured note payable	(13,137)	(9,905)
Proceeds from unsecured notes payable	9,570	12,149
Redemptions/repayments of unsecured notes payable	(6,356)	(4,258)
Deferred financing costs paid	(5)	(195)

Net cash provided by financing activities	4,160	16,834

Net increase (decrease) in cash and cash equivalents	1,087	(133)

Cash and cash equivalents
Beginning of period	1,401	3,478
End of period	$2,488	$3,345

Supplemental disclosure of cash flow information
Cash paid for interest	$4,029	$2,466

Non-cash investing and financing activities
Reinvested earnings of Series B preferred equity held in interest escrow	$100	$93
Change in accumulated Series B preferred equity	$4	$1
Foreclosure of assets transferred from loans receivable, net	$2,006	$4,494
Accrued interest reduction due to foreclosure	$-	$243
Earned but not paid distributions of Series C preferred equity holders	$229	$105
Unsecured transferred to secured notes payable	$1,014	$-
Construction loans repaid through the reduction of Secured LOC Principal Balance (See Note 8)	$410	$477
Reclassification of deferred financing costs from other assets	$330	$-

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

The Company extends commercial loans to residential homebuilders (in 21 states as of September 30, 2019) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of September 30, 2019, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2018 consolidated financial statements and notes thereto (the “2018 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2018 Financial Statements.

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

ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in ASU 2016-13 introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. ASU 2016-13 also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in ASU 2016-13, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company is reviewing its policies and processes to ensure compliance with the requirements in ASU 2016-13.

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018.

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	September 30, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$3,675	$3,675	$–	$–	$3,675
Impaired assets	2,407	2,407	–	–	2,407
Total	$6,082	$6,082	$–	$–	$6,082

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,973	$5,973	$–	$–	$5,973
Impaired assets	2,503	2,503	–	–	2,503
Total	$8,476	$8,476	$–	$–	$8,476

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	September 30, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$2,488	$2,488	$2,488	$–	$–
Loans receivable, net	51,924	51,924	–	–	51,924
Accrued interest on loans	684	684	–	–	684
Financial Liabilities
Customer interest escrow	914	914	–	–	914
Notes payable secured, net	24,753	24,753	–	–	24,753
Notes payable unsecured, net	24,623	24,623	–	–	24,623
Accrued interest payable	2,384	2,384	–	–	2,384

			Quoted Prices
			in Active Markets for	Significant Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,401	$1,401	$1,401	$–	$–
Loans receivable, net	46,490	46,490	–	–	46,490
Accrued interest on loans	568	568	–	–	568
Financial Liabilities
Customer interest escrow	939	939	–	–	939
Notes payable secured, net	23,258	23,258	–	–	23,258
Notes payable unsecured, net	22,635	22,635	–	–	22,635
Accrued interest payable	2,140	2,140	–	–	2,140

3. Financing Receivables

Financing receivables are comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Loans receivable, gross	$54,305	$49,127
Less: Deferred loan fees	(897)	(1,249)
Less: Deposits	(1,485)	(1,510)
Plus: Deferred origination costs	220	308
Less: Allowance for loan losses	(219)	(186)

Loans receivable, net	$51,924	$46,490

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of September 30, 2019, the Company’s portfolio consisted of 252 commercial construction loans with 68 borrowers in 21 states and eight development loans with five borrowers in three states.

The following is a summary of the loan portfolio to builders for home construction loans as of September 30, 2019 and December 31, 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2019	21	68	252	$97,622	$66,879	$46,369	69	%(3)	5%
2018	18	75	259	102,808	68,364	43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2019 and December 31, 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)	Loan Fee
2019	3	5	8	$11,790	$8,410	$7,936	67%	$1,000
2018	3	4	9	10,134	7,456	6,020	59%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,450 and $1,320 as of September 30, 2019 and December 31, 2018, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our 2018 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	September 30, 2019	December 31, 2018

Pass	$50,603	$43,402
Special mention	1,295	3,222
Classified – accruing	–	–
Classified – nonaccrual	2,407	2,503

Total	$54,305	$49,127

Gross finance receivables – Method of impairment calculation:

	September 30, 2019	December 31, 2018

Performing loans evaluated individually	$23,646	$19,037
Performing loans evaluated collectively	28,252	27,587
Non-performing loans without a specific reserve	2,407	2,204
Non-performing loans with a specific reserve	–	299

Total evaluated collectively for loan losses	$54,305	$49,127

As September 30, 2019 and December 31, 2018, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$2,407	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	2,407	2,503
Related allowance	(10)	(20)
Value after allowance	$2,397	$2,483

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2019		December 31, 2018
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	24%	Pittsburgh, PA	23%
Second highest concentration risk	Orlando, FL	15%	Orlando, FL	13%
Third highest concentration risk	Cape Coral, FL	4%	Cape Coral, FL	4%

4. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Beginning balance	$5,973	$1,036	$1,036
Additions from loans	2,006	4,737	4,737
Additions for construction/development	608	1,608	1,039
Sale proceeds	(4,543)	(809)	(370)
Loss on sale	(274)	(103)	(3)
Gain on foreclosure	181	19	20
Loss on foreclosure	(169)	(47)	(47)
Impairment loss on foreclosed assets	(107)	(468)	(89)
Ending balance	$3,675	$5,973	$6,323

5. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$24,423	$22,521
Secured lines of credit from affiliates	2	335	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,008	1,008
Unsecured notes through our public offering, gross	5	20,756	17,348
Other unsecured debt (subordinated)	5	2,194	3,401
Other unsecured debt (junior subordinated)	6	590	590

Total		$49,806	$46,184

The following table shows the maturity of outstanding debt as of September 30, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$27,020	$2,134	$763	$24,123
2020	6,458	4,829	1,614	15
2021	11,056	11,040	-	16
2022	3,842	2,080	1,746	16
2023 and thereafter	1,430	673	169	588
Total	$49,806	$20,756	$4,292	$24,758

Secured Borrowings

New Lines of Credit

During the nine months ended September 30, 2019, we entered into three line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $2,250;
●	Secured with assignments of certain notes and mortgages; and
●	Terms allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

Interest expense was $60 and $90 for the quarter and nine months ended September 30, 2019, respectively.

Repayment of London Loan

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”). The London Loan had a principal balance of $3,250 and came due in September 2019.

In August 2019 we sold our largest foreclosed asset with sales proceeds of $4,543 which resulted in a loss on sale of $274. A portion of the proceeds were used to pay off the London Loan which reduced notes payable secured by $3,250. For more information on foreclosed assets, see Note 4 – Foreclosed Assets.

Lines of Credit from Affiliates

As of September 30, 2019, the Company had borrowed $336 on its lines of credit from affiliates, which have a total limit of $2,500.

Deferred Financing Cost

The following is a roll forward of secured deferred financing costs:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Deferred financing costs, beginning balance	$104	$–	$–
Additions	–	104	–
Deferred financing costs, ending balance	$104	$104	$–
Less accumulated amortization	(100)	(25)	–
Deferred financing costs, net	$4	$79	$–

Summary

Borrowings secured by loan assets are summarized below:

	September 30, 2019		December 31, 2018
		Due from		Due from
	Book Value of Loans which	Shepherd’s Finance to Loan	Book Value of Loans which	Shepherd’s Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$9,795	$6,287	$8,742	$5,294
S.K. Funding, LLC	11,360	6,922	11,788	6,408

Lender
Stephen K. Shuman	2,228	1,325	2,051	1,325
Jeff Eppinger	1,709	1,000	-	-
Hardy Enterprises, Inc.	2,223	1,000	-	-
Gary Zentner	607	250	-	-
Paul Swanson	10,210	7,000	8,079	5,986

Total	$38,132	$23,784	$30,660	$19,013

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at September 30, 2019 and December 31, 2018 was 10.11% and 10.07%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Gross Notes outstanding, beginning of period	$17,348	$14,121	$14,121
Notes issued	9,201	9,645	6,357
Note repayments / redemptions	(5,793)	(6,418)	(2,503)

Gross Notes outstanding, end of period	$20,756	$17,348	$17,975

Less deferred financing costs, net	425	212	233

Notes outstanding, net	$20,331	$17,136	$17,742

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Deferred financing costs, beginning balance	$1,212	$1,102	$1,102
Additions	336	117	89
Disposals	-	(7)	-
Deferred financing costs, ending balance	1,548	1,212	1,191
Less accumulated amortization	(1,123)	(1,000)	(958)
Deferred financing costs, net	$425	$212	$233

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Accumulated amortization, beginning balance	$1,000	$816	$816
Additions	123	184	142
Accumulated amortization, ending balance	$1,123	$1,000	$958

Other Unsecured Debts, net

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate (1)	September 30, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	500
Unsecured Line of Credit from Paul Swanson	July 2019	10.0%	-	1,014
Subordinated Promissory Note	September 2020	9.5%	563	1,125
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Notes	October 2019	10.0%	150	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2023(6)	11.0%	169	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$4,292	$5,499

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

(6) Due one month after lender gives notice, which notice may not be given prior to August 1, 2020.

6. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Beginning balance	$2,385	$1,097	$1,097
Additions from new investment	200	2,300	1,400
Redemptions	(30)	(1,177)	(1,176)
Additions from reinvestment	229	165	105

Ending balance	$2,784	$2,385	$1,426

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of September 30, 2019:

Year of Available Redemption	Total Amount Redeemable

2024	$2,577
2025	207
Total	$2,784

7. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of September 30, 2019, the Class A Common Units are held by six members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both September 30, 2019 and December 31, 2018.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlet’s and Tuscany subdivisions. As of September 30, 2019, the Hoskins Group owns a total of 14.5 Series B Preferred Units, which were issued for a total of $1,450.

8. Related Party Transactions

As of September 30, 2019, the Company had $1,245, $250, and $669 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer (“CEO”) and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President (“EVP”) of Sales), respectively. A more detailed description is included in Note 6 of our 2018 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

As of September 30, 2019, the Company serviced four loans sold to our CEO and EVP of Sales at their gross loans receivable balance of $1,465, and as such, no gain or loss was recognized on the sale. Purchases were funded through a $410 reduction in the principal balance of the line of credit extended by the CEO and EVP of Sales to the Company. The Company continues to service these loans. As of September 30, 2019, we had $68 in builder deposits related to these loans, and the principal balance being serviced was $475.

9. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $20,511 and $25,258 at September 30, 2019 and December 31, 2018, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2019 and 2018 are as follows:

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2019	2019	2019	2018	2018	2018	2018

Net Interest Income after Loan Loss Provision	$1,115	$818	$1,079	$914	$783	$876	$806
Non-Interest Income	86	95	–	(1)	20	–	–
SG&A Expense	703	620	624	403	559	571	497
Depreciation and Amortization	21	22	23	21	23	21	17
Loss on Sale of Foreclosed Assets	274	–	–	100	3	–	–
Loss on Foreclosure of Assets	–	169	–	–	–	–	–
Impairment Loss on Foreclosed Assets	–	27	80	379	51	80	5
Net Income	$203	$75	$352	$10	$167	$204	$287

11. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Nine Months Ended September 30,
	2019	2018
Selling, general and administrative expenses
Legal and accounting	$211	$277
Salaries and related expenses	1,143	945
Board related expenses	66	54
Advertising	102	58
Rent and utilities	36	38
Loan and foreclosed asset expenses	179	80
Travel	101	73
Other	109	102
Total SG&A	$1,947	$1,627

12. Subsequent Events

Management of the Company has evaluated subsequent events through November 7, 2019, the date these interim condensed consolidated financial statements were issued.

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

Overview

Net income for the quarter and nine months ended September 30, 2019 increased $36 and decreased $28, respectively, when compared to the same periods of 2018. The increase in net income for the quarter ended September 30, 2019 was primarily due to higher net interest income of $333, which is directly related to construction loan balances and an increase in gain on foreclosure of assets of $66. Both amounts were offset by an increase in non-interest expense of $362.

The decrease in net income for the nine months ended September 30, 2019 was primarily due to an increase in loan loss provision of $140 and non-interest expense of $736, which was offset by net interest income of $687 directly related to construction loan balances and an increase in gain on foreclosure of assets of $161.

We reclassified one construction loan from loan assets, net to foreclosed assets during the quarter ended September 30, 2019, which resulted in a gain of $86 and an outstanding loan balance of $290. During the nine months ended September 30, 2019, we reclassified an additional 18 construction loans from loan assets, net to foreclosed assets which resulted in a gain of $95 on five of such loans and a loss of $169 on 13 of such loans. The 18 loans had total outstanding balances of $1,432 and the borrower was one customer who died.

During the quarter ended September 30, 2019, we sold our largest foreclosed asset for net proceeds of $4,543, which resulted in a loss on sale of $274. Part of the proceeds were used to reduce notes payable secured by $3,250. For more information on foreclosed assets, see Note 4 – Foreclosed Assets.

In addition, our loan loss provision increased $1 and $140 for the quarter and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The increase in loan loss provision was primarily due to the sale of an impaired asset which resulted in a loss of $124.

We had $51,924 and $46,490 in loan assets as of September 30, 2019 and December 31, 2018, respectively. In addition, as of September 30, 2019, we had 252 construction loans in 21 states with 68 borrowers and eight development loans in three states with five borrowers.

Cash provided by operations decreased $153 for nine months ended September 30, 2019 as compared to the same period of 2018. Our decrease in operating cash flow was due primarily to the increase in gain on foreclosed assets.

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

September 30, 2019
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$(2,737)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $51,789.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

September 30, 2019
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$(1,286)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $3,675.

Consolidated Results of Operations

Key financial and operating data for the three and nine months ended September 30, 2019 and 2018 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our interim condensed consolidated financial statements, including the related notes and the other information contained in this document.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Income
Interest and fee income on loans	$2,600	$1,924	$7,486	$5,556
Interest expense:
Interest related to secured borrowings	746	552	2,196	1,480
Interest related to unsecured borrowings	736	587	2,077	1,550
Interest expense	1,482	1,139	4,273	3,030

Net interest income	1,118	785	3,213	2,526
Less: Loan loss provision	3	2	201	61

Net interest income after loan loss provision	1,115	783	3,012	2,465

Non-Interest Income
Gain on foreclosure of assets	86	20	181	20

Total non-interest income	86	20	181	20

Income	1,201	803	3,193	2,485

Non-Interest Expense
Selling, general and administrative	703	559	1,947	1,627
Depreciation and amortization	21	23	66	61
Loss on sale of foreclosed assets	274	3	274	3
Loss on foreclosure of assets	-	-	169	-
Impairment loss on foreclosed assets	-	51	107	136

Total non-interest expense	998	636	2,563	1,827

Net Income	$203	$167	$630	$658

Earned distribution to preferred equity holders	118	69	333	199

Net income attributable to common equity holders	$85	$98	$297	$459

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended September,				Nine Months Ended September 30,
	2019		2018		2019		2018
Interest Income		*		*		*		*
Interest income on loans	$1,927	14%	$1,400	13%	$5,488	14%	$4,108	13%
Fee income on loans	673	5%	524	4%	1,998	5%	1,448	4%
Interest and fee income on loans	2,600	19%	1,924	17%	7,486	19%	5,556	17%
Interest expense unsecured	696	4%	540	5%	1,954	4%	1,408	5%
Interest expense secured	746	4%	552	5%	2,196	4%	1,480	5%
Amortization of offering costs	40	-%	47	-%	123	-%	142	-%
Interest expense	1,482	11%	1,139	10%	4,273	11%	3,030	10%
Net interest income (spread)	1,118	8%	785	7%	3.213	8%	2,526	7%

Weighted average outstanding loan asset balance	$54,029		$43,732		$52,389		$40,566

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7%. For construction loans, the margin is fixed at 3%; however, for our development loans the margin is fixed at 7%. Construction loans originated after September 30, 2018 have an increased margin of 1% to approximately 3%, while older loans have an increased margin of 2%.

For both the quarter and nine months ended September 30, 2019, the interest income on construction loans increased by 1% compared to the same period of 2018 due primarily to our increase in interest rates from 2% to 3% starting with new loans created in the third quarter of 2018.

The difference between the interest rate received on our loans and the interest we paid was 3% for both the quarter and nine months ended September 30, 2019 and 2018. While our stated margin is 3%, our actual margin may differ primarily due to the following: 1) some loans pay higher than the stated margin, 2) some loans are not paying interest, and 3) the dollar amount of loans may be different than the dollar amount of debt. Another factor that impacts this margin is the percentage of loans which are development loans paying the 7% margin.

We currently anticipate that the difference between our interest income and interest expense will continue to be 3% for the remainder of 2019. Due to the increase in our pricing which started with loans created in the third quarter of 2018, we anticipate our standard margin to be 3% on all future construction loans and 7% on all development loans, which yields a blended margin of approximately 3.4%. These factors should yield us a spread in the low 3%’s until the foreclosed asset balance is reduced significantly, and then in the low 4%’s thereafter, assuming no other significant changes to our business.

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

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets. As of September 30, 2019, $2,407 of loans were not paying interest. As of September 30, 2018, all loans were paying interest.

Foreclosed assets do not provide a monthly interest return. As of September 30, 2019, and 2018, we had $3,675 and $6,323, respectively, in foreclosed assets, which resulted in a negative impact on our interest spread.

During August 2019, we sold our largest foreclosed asset. For more information on foreclosed assets, see Note 4 – Foreclosed Assets.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months		Nine Months
	Ended September 30,		Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative expenses
Legal and accounting	$37	$54	$211	$277
Salaries and related expenses	359	352	1,143	945
Board related expenses	25	17	66	54
Advertising	52	23	102	58
Rent and utilities	11	18	36	38
Loan and foreclosed asset expenses	132	42	179	80
Travel	55	22	101	73
Other	32	31	109	102
Total SG&A	$703	$559	$1,947	$1,627

Our SG&A expenses increased $144 and $320 for the quarter and nine months ended September 30, 2019, respectively, due primarily to salaries and related expenses from hiring additional employees to support the Company’s growth. In addition, loan and foreclosed asset expenses increased due to the taxes and utilities paid to maintain our foreclosed assets.

Impairment Loss on Foreclosed Assets

We owned 25 and seven foreclosed assets as of September 30, 2019 and 2018, respectively. Excluding the 18 recently taken from our deceased borrower, we have three properties with completed construction. In addition, two are under construction and two are vacant lots. During the nine months ended September 30, 2019, the Company acquired 18 foreclosed assets from a deceased borrow of which eight are partially built with various stages of construction. The Company plans to finalize construction on eight of the recently acquired foreclosed homes under construction and are analyzing the future progress of the remaining 10 vacant lots. In addition, we reclassified one construction loan from loan assets, net to foreclosed assets during the quarter ended September 30, 2019, which resulted in a gain of $86 and an outstanding loan balance of $290.

As of September 30, 2019, we do not anticipate losses on the sale of foreclosed assets; however, this may be subject to change based on the final selling price of the foreclosed assets.

Loan Loss Provision

Our loan loss provision increased $1 and $140 for both the quarter and nine months ended September 30, 2019, compared to the same periods of 2018. The increase in loan loss provision was primarily due to the sale of an impaired asset which resulted in a loss of $124.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Connecticut	1	1	340	204	204	60%		5%
Colorado	1	1	630	425	422	67%		5%
Florida	18	117	33,510	24,257	14,079	72%		5%
Georgia	1	5	1,879	1,423	1,192	76%		5%
Idaho	1	1	310	217	158	70%		5%
Indiana	1	1	347	243	182	70%		5%
Michigan	4	12	3,581	2,362	1,857	66%		5%
New Jersey	4	13	4,658	3,571	2,639	77%		5%
New York	2	2	920	644	621	70%		5%
North Carolina	5	13	3,814	2,597	1,425	68%		5%
Ohio	3	10	5,717	3,624	2,734	63%		5%
Oregon	1	3	1,704	1,193	922	70%		5%
Pennsylvania	3	26	21,710	13,318	11,016	61%		5%
South Carolina	12	26	9,593	6,699	4,884	70%		5%
Tennessee	2	3	1,120	784	447	70%		5%
Texas	3	5	2,169	1,399	872	65%		5%
Utah	2	5	2,289	1,688	1,196	74%		5%
Virginia	1	3	1,245	816	649	65%		5%
Washington	1	2	1,040	728	291	70%		5%
Wisconsin	1	1	539	332	249	62%		5%
Wyoming	1	2	507	355	330	70%		5%
Total	68	252	$97,622	$66,879	$46,369	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2018:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$1,140	$684	$214	60%		5%
Colorado	2	4	2,549	1,739	1,433	68%		5%
Florida	18	104	32,381	22,855	12,430	71%		5%
Georgia	5	6	5,868	3,744	2,861	64%		5%
Idaho	1	2	605	424	77	70%		5%
Indiana	2	5	1,567	1,097	790	70%		5%
Michigan	4	26	5,899	3,981	2,495	67%		5%
New Jersey	5	15	4,999	3,742	2,820	75%		5%
New York	2	4	1,555	1,089	738	70%		5%
North Carolina	5	12	3,748	2,580	1,712	69%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	2	3	3,220	1,960	1,543	61%		5%
Pennsylvania	3	34	24,808	14,441	10,087	58%		5%
South Carolina	15	29	9,702	6,738	4,015	69%		5%
Tennessee	1	2	750	525	347	70%		5%
Texas	1	1	179	125	26	70%		5%
Utah	4	4	1,788	1,206	486	67%		5%
Virginia	3	6	1,675	1,172	806	70%		5%
Total	75	259	$102,808	$68,365	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2019 and December 31, 2018. A significant portion of our development loans consist of three development loans to a borrower in Pittsburgh, Pennsylvania (the “Pennsylvania Loans”). Our additional development loans are with borrowers in North Carolina, South Carolina and Florida.

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
2019	3	5	8	$11,790	$8,410	$7,936	67%	$1,000
2018	3	4	9	10,134	7,456	6,020	59%	1,000

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,450 and $1,320 as of September 30, 2019 and December 31, 2018, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Loans receivable, gross	$54,305	$49,127
Less: Deferred loan fees	(897)	(1,249)
Less: Deposits	(1,485)	(1,510)
Plus: Deferred origination costs	220	308
Less: Allowance for loan losses	(219)	(186)

Loans receivable, net	$51,924	$46,490

The following is a roll forward of combined loans:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Beginning balance	$46,490	$30,043	$30,043
Additions	41,902	54,145	30,606
Payoffs/sales	(34,551)	(32,899)	(22,260)
Transferred to foreclosed assets	(2,006)	(4,494)	4,494
Change in deferred origination expense	(88)	199	31
Change in builder deposit	25	(12)	64
Loan loss provision	(201)	(89)	(61)
New loan fees	(2,121)	(2,949)	(2,194)
Earned loan fees	2,474	2,546	1,818
Ending balance	$51,924	$46,490	$42,541

Finance Receivables – By risk rating:

	September 30, 2019	December 31, 2018

Pass	$50,603	$43,402
Special mention	1,295	3,222
Classified – accruing	–	–
Classified – nonaccrual	2,407	2,503

Total	$54.305	$49,127

Finance Receivables – Method of impairment calculation:

	September 30, 2019	December 31, 2018

Performing loans evaluated individually	$23,646	$19,037
Performing loans evaluated collectively	28,252	27,587
Non-performing loans without a specific reserve	2,407	2,204
Non-performing loans with a specific reserve	-	299

Total evaluated collectively for loan losses	$54,305	$49,127

At September 30, 2019 and December 31, 2018, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$2,407	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	2,407	2,503
Related allowance	(10)	(20)
Value after allowance	$2,397	$2,483

Below is an aging schedule of loans receivable as of September 30, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	251	$51,926	96%
60-89 days	2	998	2%
90-179 days	7	1,381	2%
180-269 days	–	–	–%

Subtotal	260	$54,305	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	260	$54,305	100%

Below is an aging schedule of loans receivable as of September 30, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	251	$51,926	96%
60-89 days	2	998	2%
90-179 days	7	1,381	2
180-269 days	–	–	–%

Subtotal	260	$54,305	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	260	$54,305	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Beginning balance	$5,973	$1,036	$1,036
Additions from loans	2,006	4,737	4,737
Additions for construction/development	608	1,608	1,039
Sale proceeds	(4,543)	(809)	(370)
Loss on sale	(274)	(103)	(3)
Gain on foreclosure	181	19	20
Loss on foreclosure	(169)	(47)	(47)
Impairment loss on foreclosed assets	(107)	(468)	(89)
Ending balance	$3,675	$5,973	$6,323

We reclassified one construction loan from loan assets, net to foreclosed assets during the quarter ended September 30, 2019, which resulted in a gain of $86 and an outstanding loan balance of $290. During the nine months ended September 30, 2019, we reclassified an additional 18 construction loans from loan assets, net to foreclosed assets which resulted in a gain of $95 on five of such loans and a loss of $169 on 13 of such loans. The 18 loans had total outstanding balances of $1,432 and the borrower was one customer who died.

During the quarter ended September 30, 2019, we sold our largest foreclosed asset for proceeds of $4,543, which resulted in a loss on sale of $274. A portion of the proceeds were used to reduce notes payable secured by $3,250. For more information on foreclosed assets, see Note 4 – Foreclosed Assets.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Six Months Ended September 30, 2018

Beginning balance	$939	$935	$935
Preferred equity dividends	100	125	93
Additions from Pennsylvania Loans	964	362	331
Additions from other loans	570	1,214	781
Interest, fees, principal or repaid to borrower	(1,659)	(1,697)	(1,263)
Ending balance	$914	$939	$877

Related Party Borrowings

As of September 30, 2019, the Company had $1,245, $250, and $669 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 to the 2018 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

As of September 30, 2019, the Company serviced four loans sold to our CEO and EVP of Sales at their gross loans receivable balance of $1,465, and as such, no gain or loss was recognized on the sale. Purchases were funded through a $410 reduction in the principal balance of the line of credit extended by the CEO and EVP of Sales to the Company. The Company continues to service these loans. As of September 30, 2019, we had $68 in builder deposits related to these loans, and the principal balance being serviced was $475.

Secured Borrowings

New Lines of Credit

During the nine months ended September 30, 2019, we entered into three line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $2,250;
●	Secured with assignments of certain notes and mortgages; and
●	Terms allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to zero over the next six months.

Interest expense was $60 and $90 for the quarter and nine months ended September 30, 2019, respectively.

Lines of Credit from Affiliates

As of September 30, 2019, the Company had borrowed $336 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Deferred Financing Costs

The following is a roll forward of deferred financing costs:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018

Deferred financing costs, beginning balance	$104	$–	$–
Additions	–	104	–
Deferred financing costs, ending balance	$104	$104	$–
Less accumulated amortization	(100)	(25)	–
Deferred financing costs, net	$4	$79	$–

Summary

The borrowings secured by loan assets are summarized below:

	September 30, 2019		December 31, 2018
		Due from		Due from
	Book Value of Loans which	Shepherd’s Finance to Loan	Book Value of Loans which	Shepherd’s Finance to Loan
	Served as Collateral	Purchaser or Lender	Served as Collateral	Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$9,795	$6,287	$8,742	$5,294
S.K. Funding, LLC	11,360	6,922	11,788	6,408

Lender
Stephen K. Shuman	2,228	1,325	2,051	1,325
Jeff Eppinger	1,709	1,000	-	-
Hardy Enterprises, Inc.	2,223	1,000	-	-
Gary Zentner	607	250	-	-
Paul Swanson	10,210	7,000	8,079	5,986

Total	$38,132	$23,784	$30,660	$19,013

	Year Initiated	Typical Current Advance Rate On New Loans	Does Buyer Portion Have Priority?
Loan Purchaser
Builder Finance, Inc.	2014	75%	Yes
S.K. Funding, LLC	2015	55%	Varies

Lender
Stephen K. Shuman	2017	67%	Yes
Jeff Eppinger	2019	67%	Yes
Hardy Enterprises, Inc.	2019	67%	Yes
Gary Zentner	2019	67%	Yes
Paul Swanson	2017	67%	Yes

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at September 30, 2019 and December 31, 2018 was 10.11% and 10.07%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018

Gross Notes outstanding, beginning of period	$17,348	$14,121	$14,121
Notes issued	9,201	9,645	6,357
Note repayments / redemptions	(5,793)	(6,418)	(2,503)

Gross Notes outstanding, end of period	$20,756	$17,348	$17,975

Less deferred financing costs, net	425	212	233

Notes outstanding, net	$20,331	$17,136	$17,742

The following is a roll forward of deferred financing costs:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018

Deferred financing costs, beginning balance	$1,212	$1,102	$1,102
Additions	336	117	89
Disposals	-	(7)	-
Deferred financing costs, ending balance	$1,548	$1,212	$1,191
Less accumulated amortization	(1,123)	(1,000)	(958)
Deferred financing costs, net	$425	$212	$233

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018

Accumulated amortization, beginning balance	$1,000	$816	$816
Additions	123	184	142
Accumulated amortization, ending balance	$1,123	$1,000	$958

Other Unsecured Debts, net

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate (1)	September 30, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	500	500
Unsecured Line of Credit from Paul Swanson	July 2019	10.0%	-	1,014
Subordinated Promissory Note	September 2020	9.5%	563	1,125
Subordinated Promissory Note	December 2019	10.5%	113	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Notes	October 2019	10.0%	150	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2023(6)	11.0%	169	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$4,292	$5,499

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

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to assets was 11% as of September 30, 2019 and December 31, 2018.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$24,423	$22,521
Secured lines of credit from affiliates	2	335	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,008	1,008
Unsecured Notes through our public offering, gross	5	20,756	17,348
Other unsecured debt (subordinated)	5	2,194	3,401
Other unsecured debt (junior subordinated)	6	590	590

Total		$49,806	$46,184

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of September 30, 2019, and December 31, 2018, we had 260 and 268 of combined loans, respectively, which totaled $54,305 and $49,127, respectively, in gross loan receivables outstanding. Unfunded commitments to extend credit, which have similar collateral, credit, and market risk to our outstanding loans, were $20,511 and $25,258 as of September 30, 2019 and December 31, 2018, respectively.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of September 30, 2019	As of December 31, 2018
Secured debt	$24,753	$23,258
Unsecured debt	24,623	22,635
Equity	6,742	6,082

Secured debt, net of deferred financing costs increased $1,495 as of September 30, 2019, which consisted of lines of credit with certain new borrowers offset by the repayment of our London Loan. For more information on secured borrowings, see Note 5 – Borrowings. We anticipate higher secured debt balances through a direct increase in our construction loan balances over the 12 months subsequent to September 30, 2019. Our anticipated increase in secured debt would be through our existing loan purchase and sale agreements and lines of credit.

We anticipate partial asset growth may be funded by a combination of increases in unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $1,988 as of September 30, 2019, due primarily to an increase in our Notes Program of $3,195, which was offset by a decrease in other unsecured debt of $1,207. The change in other unsecured debt was due primarily to the elimination of the unsecured portion of the line of credit from Paul Swanson of $1,014, which was offset by two new promissory notes which total $369. In addition, a certain promissory note matured during the quarter ended September 30, 2019 and a portion was reinvested into our Notes Program. For more information on other unsecured borrowings, see Note 5 – Borrowings. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to September 30, 2019.

As of September 30, 2019, both preferred equity and members’ capital increased $660 compared to the year ended December 31, 2018, which consisted of an increase in Series C cumulative preferred units (“Series C Preferred Units”), Series B cumulative preferred units (“Series B Preferred Units”), and Class A common equity of $398, $130, and $132, respectively. We anticipate an increase in our preferred equity and members capital during the 12 months subsequent to September 30, 2019, through the issuance of additional Series B Preferred Units, Series C Preferred Units, and net income attributable to Class A common equity holders. If we anticipate an inability to fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional capital.

Contractual Obligations

The following table shows the maturity of outstanding debt as of September 30, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2019	$27,020	$2,134	$763	$24,123
2020	6,458	4,829	1,614	15
2021	11,056	11,040	-	16
2022	3,842	2,080	1,746	16
2023 and thereafter	1,430	673	169	588
Total	$49,806	$20,756	$4,292	$24,758

The total amount maturing through year ending December 31, 2019 is $27,020, which consists of secured borrowings of $24,123 and unsecured borrowings of $2,897.

Secured borrowings maturing through the year ending December 31, 2019 is comprised mostly of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and two lenders (Stephen K. Shuman and Paul Swanson). Our secured borrowings are largely reported as due by 2019 because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $7,000 due April 2020, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2020, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due July 2020, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,422 with no expiration date;
●	Builder Finance, Inc. – $6,287 with no expiration date;
●	Hardy Enterprises, Inc. – $1,000, will automatically renew monthly unless notice is given;
●	Jeff Eppinger – $1,000, will automatically renew monthly unless notice is given;
●	Gary Zentner – $250, will automatically renew monthly unless notice is given;
●	Wallach LOC – $5 with no expiration date;
●	Myrick LOC – $331 with no expiration date; and
●	Mortgage payable – $638 due in January 2033.

Unsecured borrowings due on December 31, 2019 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $2,134 and $763, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 82% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 5 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate growing our assets through the net sources and uses (12-month liquidity) listed above as well as future capital increases from debt, redeemable preferred equity, and members capital. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Off-Balance Sheet Arrangements

As of September 30, 2019, and December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units as of September 30, 2019:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	1.1815700	$118,157.00
Gregory L. Sheldon	0.1949785	19,497.85
BLDR, LLC	0.3822734	38,227.34
Schultz Family Living Trust	0.0938575	9,382.75
Fernando and Lorraine Carol Ascencio	0.0770868	7,708.68

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

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.5 Series B Preferred Units to the Hoskins Group on January 30, 2019 for $50,000, 0.1 Series B Preferred Units to the Hoskins Group on January 31, 2019 for $10,000, 0.1 Series B Preferred Units to the Hoskins Group on May 22, 2019 for $10,000, 0.2 Series B Preferred Units to the Hoskins Group on May 30, 2019 for $20,000, 0.1 Series B Preferred Units to the Hoskins Group on May 31, 2019 for $10,000, 0.1 Series B Preferred Units to the Hoskins Group on July 3, 2019, 0.1 Series B Preferred Units to the Hoskins Group on August 30, 2019, and 0.1 Series B Preferred Units to the Hoskins Group on September 13, 2019.

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of September 30, 2019, we had issued $7,048,358 in Notes pursuant to our current public offering. From March 22, 2019 through September 30, 2019, we incurred expenses of $99,198 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2019 were $6,949,160, all of which was used to increase loan balances.

(c)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2019, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 7, 2019	By:	/s/ Catherine Loftin
Catherine Loftin
Acting Chief Financial Officer

