Form 10-K
period 2019-12-31
Shepherd's Finance, LLC
filed 2020-03-13
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Experience and Resources

Our Chief Executive Officer (“CEO”), Mr. Wallach, has been in the housing industry since 1985. He was the Chief Financial Officer of a multi-billion-dollar supplier of building materials to home builders for 12 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2,000,000,000 in loans which generated interest spread of $50,000,000, after deducting for loan losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300,000,000 at its peak. He also gained experience in securing defaulted unsecured debt.

In addition, our Executive Vice President of Operations has 14 years of experience in this type of lending. Our Acting Chief Financial Officer (“CFO”), who served as our CFO from January 2018 to May 2019 and was appointed Acting CFO in July 2019, has 14 years of public accounting experience. Our Executive Vice President of Sales has been in the housing industry for over 35 years years, including holding executive level positions for the majority of that time.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants have experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is now getting back to historical norms as of December 31, 2019), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the deals actually done). We believe that these lenders, while increasing their willingness and capacity to lend, will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing. In 2019, while more small banks returned to the construction lending market, the demand for our loan products has remained relatively constant. We attribute this to our sales staff, and an increase in the number of small home builders in the market.

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated. As of December 31, 2019, we have retained 19 full-time employees (four of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders working in the field.

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

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows for some of our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and yield.

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws, but are not regulated and controlled by bank examiners from the government. We follow best practices we have learned through our experience, some of which are required of banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds is typically higher than that of most banks. We charge our borrowers higher interest rates than do most banks. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e., funding borrowing requests or maturities of debt).

Community Reinvestment Act (CRA)(1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including redeemable preferred equity) to loan assets.	Our equity to loan asset ratio was 13% as of December 31, 2019. The higher the ratio, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans to builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 21 states as of December 31, 2019.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, maintaining certain files and documents similar to those that a bank might maintain.

(1)	The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales the homebuilder will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, as of December 31, 2019, about 78% of our construction loans have been spec homes and 22% have been contracts.

In a typical rehab transaction, we fund all of the purchase price, and then all or a portion of the cost to complete the project. In some circumstances, we are unable to see the inside of the home prior to closing, so we assume that anything from drywall to completion needs to be redone, as well as what we can see from the outside. Because we are flexible in our need to see the inside of the home, and we only use experienced builders as customers for this type of lending, we believe that this differentiates us from banks.

We fund the loans that we originate using available cash resources that are generated primarily from borrowings, our purchase and sale agreements, proceeds from the fixed rate subordinated notes (“Notes”) offered pursuant to our public offering (“Notes Program”), equity, and net operating cash flow. We intend to continue funding loans we originate using the same sources.

There is a seasonal aspect to home construction, and this affects our monthly cash flow. In general, since the home construction loans, we create will last less than a year on average, and since we are geographically diverse, the seasonality impact is somewhat mitigated.

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes; and/or

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	Average home construction loan is $300,000. Development loans vary greatly.

Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 3%, minimum rate of 7%

Origination Fee	5% for home construction loans, development loans on a case by case basis

Title Insurance	Only on high risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives. We believe this approach will allow us to focus our efforts on builders that meet our acceptable risk profile.

Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the borrower.

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our CEO and board of managers.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2019:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Colorado	1	1	$630	$425	$424	67%		5%
Connecticut	1	1	340	224	55	66%		5%
Florida	17	112	32,259	24,031	16,826	74%		5%
Georgia	3	4	2,085	1,343	917	64%		5%
Idaho	1	1	310	217	173	70%		5%
Indiana	2	3	1,687	1,083	383	64%		5%
Michigan	4	11	3,696	2,566	1,820	69%		5%
New Jersey	3	6	1,925	1,471	1,396	76%		5%
New York	2	3	1,370	940	743	69%		5%
North Carolina	6	20	5,790	4,009	2,471	69%		5%
Ohio	3	9	4,117	2,664	2,153	65%		5%
Oregon	1	2	1,137	796	739	70%		5%
Pennsylvania	3	24	20,791	13,322	11,772	64%		5%
South Carolina	11	25	8,809	6,419	4,786	73%		5%
Tennessee	3	4	1,367	1,069	503	78%		5%
Texas	3	4	1,984	1,270	843	64%		5%
Utah	2	4	1,862	1,389	1,000	75%		5%
Virginia	1	3	1,245	815	734	65%		5%
Washington	1	2	1,040	728	445	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Wyoming	1	1	228	160	143	70%		5%
Total	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2018:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Arizona	1	1	$1,140	$684	$214	60%		5%
Colorado	2	4	2,549	1,739	1,433	68%		5%
Florida	18	104	32,381	22,855	12,430	71%		5%
Georgia	5	6	5,868	3,744	2,861	64%		5%
Idaho	1	2	605	424	77	70%		5%
Indiana	2	5	1,567	1,097	790	70%		5%
Michigan	4	26	5,899	3,981	2,495	67%		5%
New Jersey	5	15	4,999	3,742	2,820	75%		5%
New York	2	4	1,555	1,089	738	70%		5%
North Carolina	5	12	3,748	2,580	1,712	69%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	2	3	3,220	1,960	1,543	61%		5%
Pennsylvania	3	34	24,808	14,441	10,087	58%		5%
South Carolina	15	29	9,702	6,738	4,015	69%		5%
Tennessee	1	2	750	525	347	70%		5%
Texas	1	1	179	125	26	70%		5%
Utah	4	4	1,788	1,206	486	67%		5%
Virginia	3	6	1,675	1,172	806	70%		5%
Total	75	259	$102,808	$68,365	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

2020 Outlook

In 2020, we anticipate using proceeds from the Notes Program, the loan purchase and sale agreements, and other sources to generate additional loans (mostly spec home construction loans), increase loan balances, and increase our customer and geographic diversity. We anticipate that the rehab program will grow as a percentage of our origination volume.

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019:

(All dollar [$] amounts shown in table and footnotes in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$10,191	7,000	$7,389	73%		7%
Florida	2	3	1,301	1,356	891	68%		7%
North Carolina	1	1	400	260	99	25%		7%
South Carolina	1	2	1,115	1,250	618	55%		7%
Total	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2018:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$8,482	$5,000	$5,037	59%		7%
Florida	2	4	537	1,206	501	93%		7%
South Carolina	1	2	1,115	1,250	482	43%		7%
Total	4	9	$10,134	$7,456	$6,020	59	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,320 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

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

We have $55,369,000 of loan assets as of December 31, 2019. A 35% reduction in total collateral value would reduce our earnings and net worth by $4,657,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2019, we had $55,369,000 of loan assets on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $4,657,000 loss. Accordingly, our business is subject to risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $8,997,000 of development loan assets as of December 31, 2019, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

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

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, who is concentrated in the Pittsburgh, Pennsylvania market, for a significant portion of our revenues and a portion of our capital. Our second largest customer is in the Orlando, Florida market and is also a significant portion of our portfolio.

As of December 31, 2019, 25% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties are referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market. The Hoskins Group also has a preferred equity interest in us. Therefore, currently, we are reliant upon a single developer and homebuilder who is concentrated in a single city, for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder or in the Pittsburgh housing market generally will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes. One of our independent managers, Gregory L. Sheldon, also serves an advisor to the Hoskins Group and, consequently, Mr. Sheldon may face conflicts of interest in the advice that he provides to us and the Hoskins Group, including if any such adverse condition were to materialize.

Also, as of December 31, 2019, 15% of our outstanding loan commitments consisted of loans made to a customer in Orlando, Florida.

We have foreclosed assets as of December 31, 2019, which unlike our loans, are recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $1,720,000 loss. Our business is subject to increased risk of not being able to repay timely our Note holders’ investments if such a reduction were to occur.

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

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third-party vendors, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for our business have generally increased in recent years in part because of the proliferation of new technologies; the use of the Internet and telecommunications technologies to process, transmit, and store electronic information, including the management and support of a variety of business processes, including financial transactions and records, personally identifiable information, and customer and investor data; and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Certain of our software and technology systems have been developed internally and may be vulnerable to unauthorized access or disclosure. Our business, financial, accounting, and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks.

Our business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our customers’, or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remain heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks or systems, could result in regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition. Furthermore, if such attacks are not detected immediately, their effect could be compounded.

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

We may experience growth that could place a significant strain upon our operational systems and procedures. Initially, all of our computer systems used electronic spreadsheets and we utilized other methods that a small company would use. Over time, we added a loan document system which many banks use to produce closing documents for loans. During March 2018, we replaced our previous electronic spreadsheet system for Notes investors with a proprietary system. In addition, during July 2019, we replaced our loan asset tracking system with a new proprietary system. We may fail to implement these systems effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel. If any of these systems fail, we could have a material adverse effect on our business, financial condition, results of operations, and, ultimately, our ability to repay principal and interest on the Notes.

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

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

We have two lines of credit from Daniel M. Wallach (our CEO and chairman of the board of managers) and his affiliates. The first line of credit has a maximum principal borrowing amount of $1,250,000 and is payable to Mr. Wallach and his wife, Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second line of credit has a maximum principal borrowing amount of $250,000 and is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC,” and together with the Wallach LOC, the “Wallach Affiliate LOCs”). As of December 31, 2019, we borrowed $0 on the Wallach Trust LOC, with availability on that line of credit of $250,000, and $44,000 on the Wallach LOC, with remaining availability on that line of credit of $1,206,000. The interest rates on the Wallach Affiliate LOCs generally equal the prime rate plus 3% and were 7.75% as of December 31, 2019. The Wallach Affiliate LOCs are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these Wallach Affiliate LOCs. Pursuant to the promissory note for each Wallach Affiliate LOC, the lenders have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the Wallach Affiliate LOCs. If these Wallach affiliates exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

Some of our employees and managers may face conflicts of interest as a result of their and their relatives’ investment in the Notes, which could result in actions that are not in your best interests.

Employees, managers, members, and relatives of managers and members have invested in the Notes, with $3,849,000 outstanding as of December 31, 2019. While investment in the Notes by our affiliates may align their interests with those of other Note holders, it could also create conflicts of interest by influencing those employees’ or managers’ actions during times of financial difficulties. For example, the fact that certain of our managers hold Notes, and the value of Notes they hold, could influence their decision to redeem Notes at a time or times when it would be prudent to use our cash resources to build capital, pay down other outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Notes by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is adverse to other holders of the Notes.

As a result of his large equity ownership in the Company, our CEO will face a conflict of interest in deciding the amount of distributions to equity owners, which could result in actions that are not in the best interests of Note holders.

As of December 31, 2019, our CEO (who is also on the board of managers) beneficially owned 80.7% of the common equity of the Company. He and his wife also own 48% the Series C cumulative preferred units outstanding as of December 31, 2019. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

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

As of December 31, 2019, we had $189,000 of secured debt outstanding on our senior debt lines of credit from affiliates of $2,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third-parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

Risks Related to Liquidity

We depend on the availability of significant sources of credit to meet our liquidity needs and our failure to maintain these sources of credit could materially and adversely affect our liquidity in the future.

We plan to maintain our loan purchase and sale agreements and our lines of credit from affiliates so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. Certain features of the loan purchase and sale agreements with third parties have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. If we fail to maintain liquidity through our loan purchase and sale agreements and lines of credit, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason and we fail to obtain or renew a line of credit, or we default on any of our lines of credit, then our ability to meet our obligations, including our Note obligations, could be materially adversely affected, and we may not have enough cash to pay back Note holders’ investments. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line), will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

We have unfunded commitments to builders as of December 31, 2019. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes Program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2019, we have $16,662,000 of unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note holders.

We have a secured line of credit which expires in 2020, and the unsecured portion of a line of credit which also expires in 2020. Failure of those lines to renew could strain our ability to pay other obligations.

We have a $1,325,000 line of credit due in July 2020 (the “Shuman LOC”). The Shuman LOC was fully borrowed as of December 31, 2019. We do not know whether the Shuman LOC will be renewed. We also have a $7,000,000 line of credit, a portion of which is unsecured (the “Unsecured Swanson LOC”). The balance on the Unsecured Swanson LOC as of December 31, 2019 was $1,176,000, $1,000,000 of which is due in June 2020 with the remainder due in November 2020. We do not know whether the Unsecured Swanson LOC will be renewed. If we are unable to renegotiate or extend these lines of credit, then we may default on one or both of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

If the proceeds from the issuance of the Notes exceed the cash flow needed to fund the desirable business opportunities that are identified, we may not be able to invest all of the funds in a manner that generates sufficient income to pay the interest and principal on the Notes.

Our ability to pay interest on our debt, including the Notes, pay our expenses, and cover loan losses is dependent upon interest and fee income we receive from loans extended to our customers. If we are not able to lend to a sufficient number of customers at high enough interest rates, we may not have enough interest and fee income to meet our obligations, which could impair our ability to pay interest and principal on the Notes. If money brought in from new Notes and from repayments of loans from our customers exceeds our short-term obligations such as expenses, Note interest and redemptions, and line of credit principal and interest, then it is likely to be held as cash, which will have a lower return than the interest rate we are paying on the Notes. This will lower earnings and may cause losses which could impair our ability to repay the principal and interest on the Notes.

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

The Notes do not have the benefit of extensive covenants. The covenants in the indenture are not designed to protect Note holders’ investments if there is a material adverse change in our consolidated financial condition, results of operations, or cash flows. For example, the indenture does not contain any restrictions on our ability to create or incur senior debt or other debt to pay distributions to our equity holders, including our Chief Executive Officer and our Executive Vice President of Sales. It also does not contain any financial covenants (such as a fixed charge coverage or a minimum amount of equity) to help ensure our ability to pay interest and principal on the Notes. The indenture does not contain provisions that permit Note holders to require that we redeem the Notes if there is a takeover, recapitalization or similar restructuring. In addition, the indenture does not contain covenants specifically designed to protect Note holders if we engage in a highly leveraged transaction. Therefore, the indenture provides very little protection of Note holders’ investments.

Payment on the Notes is subordinate to the payment of our outstanding present and future senior debt, if any. Since there is no limit to the amount of senior debt we may incur, our present and future senior debt may make it difficult to repay the Notes.

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $26,991,000 on December 31, 2019, and is expected to grow in the future. We also have senior subordinated notes which are senior to the Notes of $1,407,000 as of December 31, 2019. In addition, we entered into a line of credit agreement which is senior unsecured, with a maximum outstanding balance of $500,000. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death and we would be obligated to fulfill such redemption request. Holders of a 36 month Note issued on or after February 4, 2020 may request redemption at any time and, subject to certain limitations, we would be obligated to fulfill such redemption request. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $2,500,000 with $189,000 borrowed as of December 31, 2019, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

A portion of our collateral securing the Pennsylvania Loans is preferred equity in our Company. In the event of a foreclosure on the properties securing the Pennsylvania Loans, a portion of our collateral is preferred equity in our Company, it would be difficult to sell the preferred equity in order to reduce the loan balance.

Some of the collateral securing the Pennsylvania Loans is preferred equity in our Company, which has a book value of $1,470,000 as of December 31, 2019. If the borrower defaults on any of the Pennsylvania Loans and we are forced to use collateral to repay any of the Pennsylvania Loans, we will need to sell this preferred interest in us to a third party. There is no liquid market for this instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

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

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. Our company had 13% and 12% of our loan assets in equity as of December 31, 2019 and 2018, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

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

If we have a large number of repayments on the Notes, whether because of maturity or redemption, we may be unable to make such repayments.

We are obligated to redeem a Note without any interest penalty (i) upon the death of an investor, if requested by the executor or administrator of the investor’s estate (or if the Note is held jointly, by the surviving joint investor), and (ii) subject to certain limitations, upon request by an investor holding a 36 month Note issued on or after February 4, 2020. Such redemption requests are not subject to our consent but are subject to restrictions in the indenture. We may be faced with a large number of such redemption requests at one time. We are also required to repay all of the Notes upon their maturity. If the amounts of those repayments are too high, and we cannot offset them with loan repayments, secure new financing, or issue additional Notes, we may not have the liquidity to repay the investments.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2019, we have approximately $53,511,000 of debt. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2019, we have a total outstanding balance of $10,216,000 on our lines of credit and $16,146,000 on our loan purchase and sale agreements. We also have the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The loan purchase and sale agreements and other secured debt are with third parties and all but one of the lines of credit are collateralized by loans that we have issued to builders. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2019, we operate an office in Jacksonville, Florida, which we own. We entered into a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed. As of December 31, 2019, our mortgage payable balance was $634,000.

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

As of December 31, 2019, we had 2,629 Class A common membership units (“Class A Common Units”) outstanding, held by our eight members. There is no established public trading market for our Class A Common Units. As of December 31, 2019, 80.7% of our outstanding Class A Common Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Preferred Equity

Series B Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.2 Series B Preferred Units to the Hoskins Group in December, 2019 for $20,000.

There is no established public trading market for our Series B Preferred Units. The Series B Preferred Units are redeemable by the Company at any time. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company.

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

Series C Preferred Units

As of December 31, 2019, we had 29.59 Series C cumulative preferred units (“Series C Preferred Units”) outstanding, held by nine investors. There is no established public trading market for our Series C Preferred Units. As of December 31, 2019, 48.1% of our outstanding Series C Preferred Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2019:

Recipient	Units Issued	Distribution Proceeds
Daniel M. Wallach and Joyce S. Wallach	1.5995326	$159.95326
Gregory L. Sheldon and Madeline M. Sheldon	0.2903015	29.03015
BLDR Holdings, LLC	0.5174969	51.74969
Jeffrey L. Eppinger	0.4866401	48.66401
Fernando Ascencio and Lorraine Carol Ascencio	0.1400246	14.00246
Schultz Family Revocable Living Trust	0.1287337	12.87337
Total	3.1627294	$316.27294

The proceeds received from the sales of the Series C Preferred Units discussed above were used for the funding of construction loans. The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that they were an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

(b)	Notes Program

We registered up to $70,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of December 31, 2019, we had issued a gross amount of $8,411 in Notes pursuant to our public offering. From March 23, 2019 through December 31, 2019, we incurred expenses of $359 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2019 were $8,052, and primarily used to increase loan balances.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2019 and 2018 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2017, 2016, and 2015 is derived from our audited consolidated financial statements not included in this document.

As of and for the years ended December 31,

	2019	2018	2017	2016	2015
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Net interest income
Interest and fee income on loans	$10,131	$7,764	$5,812	$3,640	$1,863
Interest expense	5,780	4,296	2,707	1,748	864
Provision for Loan losses	222	89	44	16	59
Net interest income after loan loss provision	4,129	3,379	3,061	1,876	940
Non-Interest Income
Gain on foreclosure of assets	203	19	77	72	105
Non-Interest Expense
Selling, general and administrative expenses	2,486	2,112	2,090	1,319	547
Loss on sale of foreclosed assets	274	103	–	–	–
Impairment loss on foreclosed assets	558	515	266	111	–
Net income	$1,014	$668	$782	$518	$498

Balance Sheet Data
Cash and cash equivalents	$1,883	$1,401	$3,478	$1,566	$1,341
Accrued interest on loans	1,031	568	720	280	146
Premises and equipment	936	1,051	1,020	69
Other assets	202	327	58	82	14
Loans receivable, net	55,369	46,490	30,043	20,091	14,060
Foreclosed assets	4,916	5,973	1,036	2,798	965
Total assets	64,337	55,810	36,355	24,886	16,526
Customer interest escrow	643	939	935	812	498
Accounts payable, accrued interest payable and other accrued expenses	2,999	2,864	2,058	1,363	539
Notes payable unsecured, net of deferred financing costs	26,520	22,635	16,904	11,962	8,497
Notes payable secured, net of deferred financing costs	26,991	23,258	11,644	7,322	3,683
Due to preferred equity member	37	32	31	28	25
Total liabilities	57,190	49,728	31,572	21,487	13,242
Redeemable preferred equity	2,959	2,385	1,097	–	–
Members’ capital	4,188	3,697	3,686	3,399	3,284
Members’ contributions	150	80	90	140	10
Members’ distributions	(357)	(737)	(585)	(543)	(281)

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
Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)

As of December 31, 2019 and 2018, 25% and 23% of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2019, our next two largest customers make up 15% and 3% of our loan commitments, with loans in Orlando, Florida and Cape Coral, Florida, respectively. As of December 31, 2018, our next two largest customers made up 13% and 4% of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while continuing to focus on our residential homebuilder customers.

Not having funds available to us to service the commitments we have

The typical construction loan has about 75% of its loan amount outstanding on average. That means that on average, about 25% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2019, unfunded commitments totaled $16,662, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments;

● sell more secured interest on our loans; or

● draw down on our lines of credit from our affiliates.

Nonpayment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some nonpayment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.
Nonperforming assets	As of December 31, 2019, nonperforming assets were approximately $6,411 (defined as impaired loans and/or loans on nonaccrual plus foreclosed assets). However, we do have the ability to repay most of our debt without penalty, if we believe that is appropriate.

Opportunities

Although we can give no assurance as to our success, in the future, our management will focus its efforts on the following opportunities:

●	receiving money from the Notes and other sources of capital, sufficient to operate our business and allow for growth and diversification in our loan portfolio;

●	growing loan assets, staffing, and infrastructure to handle it. We hire office staff as loan volume grows, and hire the origination staff, which is field-based, as our liquidity allows for new loan originations. The goal for the field staff is to have a geographic coverage that eventually covers most of the continental U.S.;

●	obtaining lines of credit from financial institutions. We would like the maximum amount (the credit limit) to be 20% of our asset size, and our outstanding amounts to average 10% of our asset size; and

●	retaining a portion of earnings to grow the equity of the Company.

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

December 31, 2019
Loan Loss Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$4,657

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** If the loans were nonperforming, assuming a book amount of the loans outstanding of $55,369, and the fair value of the real estate collateral on all outstanding loans was reduced by 35%.

Foreclosed Assets

Foreclosed assets, as applicable, are accounted for both on the consolidated balance sheets and the consolidated statements of operations. On the consolidated statements of operations, management estimates the amount of impairment to capture when a loan is converted to a foreclosed asset, the impairment when the value of an asset drops below the carrying amount, and any loss or gain upon final disposition of the asset. The calculation of the impairment, which appears on our consolidated balance sheets as a reduction in the asset, requires us to compile relevant data for use in a systematic approach to assess and estimate the value of the asset and therefore any required impairment thereof. We use the policy summarized as follows:

For properties which exist in the condition in which we intend to sell them, we obtain an appraisal of the assets current value. We reduce the appraised value by 10% to account for estimated selling costs. This amount is used to initially book the asset. Typically, prior to the initial booking of the foreclosed asset, the loan has already been reserved to this level. If during ownership, the value of the foreclosed asset drops, an additional impairment is recorded. For assets that need to be improved prior to sale, we adjust the portion of the appraised value related to construction improvements for the percentage of the improvements which have not yet been made.

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted). Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

December 31, 2019
Foreclosed Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$1,720

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset. However, the increase in fair value may be recognized up to the cost basis of the foreclosed asset which was determined at the foreclosure date.

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

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

We are an “emerging growth company” under the recently enacted JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (4), and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2019 and 2018 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our statement of operations for the years ended December 31, 2019 and 2018:

	2019	2018

Net Interest Income
Interest and fee income on loans	$10,131	$7,764
Interest expense:
Interest related to secured borrowings	2,948	2,114
Interest related to unsecured borrowings	2,832	2,182
Interest expense	$5,780	$4,296

Net interest income	4,351	3,468

Less: Loan loss expense	222	89
Net interest income after loan loss expense	4,129	3,379

Non-Interest Income
Gain on foreclosure of assets	$203	$19
Total non-interest income	203	19

Income	4,332	3,398

Non-Interest Expense
Selling, general and administrative	$2,394	$2,030
Depreciation and amortization	92	82
Loss on the sale of foreclosed assets	274	103
Impairment loss on foreclosed assets	558	515
Total non-interest expense	3,318	2,730

Net income	$1,014	$668

Earned distribution to preferred equity holder	457	292

Net income attributable to common equity holders	$557	$376

Net income for the year ended December 31, 2019 increased $346 when compared to the same period of 2018. The increase in net income was mainly due to an increase in net interest income of $883 to $4,351 for the year ended December 31, 2019 compared to the same period of 2018. Net interest income increased primarily due to the additional gross amount outstanding on our development loans of $2,977 which increased to $8,997 as of December 31, 2019 compared to the same period of 2019. Our development loans margin is fixed at 7%. In addition, the gross amount outstanding on our construction loans increased $5,504 to $48,611 as of December 31, 2019 compared to the same period of 2018. For construction loans, the margin is fixed at 3% which increased from 2% for loans originated after July 1, 2018. Our increase in interest income was offset by an increase in non-interest expense.

Non-interest expense increased as follows for the year ended December 31, 2019 compared to the same period of 2018:

●	Selling, general and administrative expenses (“SG&A”) increased $364 when compared to the same period of 2018. The increase in SG&A was primarily due to increases in salaries and related expenses; and
●	Loss on the sale of foreclosed assets increased $171 due to the sale of a certain foreclosed property during August 2019 for sale proceeds of $4,543.

In addition, we had $55,369 and $46,490 in loan assets, net as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we had 241 construction loans in 21 states with 70 borrowers and nine development loans in four states with five borrowers.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2019 and 2018:

	2019		2018
Interest Income		*		*
Interest income on loans	$7,601	14%	$5,694	14%
Fee income on loans	2,530	5%	2,070	5%
Interest and fee income on loans	10,131	19%	7,764	19%
Interest expense – secured	2,948	6%	2,114	5%
Interest expense – unsecured	2,671	5%	1,998	4%
Offering costs expense	161	-%	184	1%
Interest expense	5,780	11%	4,296	10%
Net interest income (spread)	4,351	8%	3,468	9%

Weighted average outstanding loan asset balance	$53,308		$41,341

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7%. For most loans, the margin is fixed at 3%; however, for our development loans the margin is fixed at 7%. Loans originated prior to July 1, 2018 have a 2% margin. This component is also impacted by the lending of money with no interest cost (our equity). For the years ended December 31, 2019, the difference between interest income and interest expense was 3% compared to 4% as of the year ended December 31, 2018. The decrease relates to a 1% increase of interest in both our secured and unsecured borrowings which increased $7,618 to $53,511 which increased our average cost of funds to 10.81% for the year ended December 31, 2019 compared to 10.06% for the same period of 2018. In addition, during 2018 we had more loans paying default rate interest compared to 2019. Our average construction loan lasts for ten months, with a weighted average of twelve months. Those that go beyond twelve months pay a higher rate of interest, even though they are paying interest on time. The increase in secured and unsecured interest expense was offset by a 1% decrease in offering costs.

● Fee income. Our construction loans have a 5% fee on the amount that we commit to lend, which is amortized over the expected life of each of those loans; however, we do not recognize a loan fee on our development loans. When loans pay back quicker than their expected life, the remaining unrecognized fee is recognized upon the termination of the loan. Fee income was 5% for both 2019 and 2018, of the average outstanding balance on all loans. In the future, we anticipate that fee income will continue at the same historical rates.

● Amount of nonperforming assets. Generally, we have two types of nonperforming assets that negatively affect interest spread which are loans not paying interest and foreclosed assets.

As of December 31, 2019, all loans were paying interest with the exception of four impaired loans which were classified as non-accruing compared to 23 impaired loans classified as non-accruing as of December 31, 2018.

Foreclosed assets do not provide a monthly interest return. During the year ended December 31, 2019 and December 31, 2018, we recorded $3,352 and $4,494, respectively, from loans receivables, net to foreclosed assets on the balance sheet which resulted in a negative impact on our interest spread.

Loan Loss Provision

We recorded $222 and $89 in the years ended December 31, 2019 and 2018, respectively. The provision was comprised of approximately $219 and $75 related to loans without specific reserves for the years ended December 31, 2019 and 2018, respectively. We anticipate that the collective and specific reserves will increase as our loan balances rise throughout 2020.

Non-Interest Income

We recognized foreclosed gains of $203 and $19 in the years ended December 31, 2019 and 2018, respectively, from the initial foreclosure of assets. This represents the difference between our loan book value and the appraised value, net of selling costs, of the real estate.

SG&A Expenses

The following table displays our SG&A expenses for the years ended December 31, 2019 and 2018:

	2019	2018
Selling, general and administrative expenses
Legal and accounting	$240	$340
Salaries and related expenses	1,387	1,090
Board related expenses	91	70
Advertising	128	87
Rent and utilities	57	37
Loan and foreclosed asset expenses	211	150
Travel	138	102
Other	142	154
Total SG&A	$2,394	$2,030

Loss on the Sale of Foreclosed Assets

We recorded a loss on the sale of foreclosed assets of $274 and $103 for the years ended December 31, 2019 and 2018, respectively. During August 2019, we sold one of our foreclosed assets for sale proceeds of $4,543. During 2018, we sold two of our foreclosed assets located in Louisiana which resulted in the loss for that year.

Impairment Loss on Foreclosed Assets

We recorded $558 and $515 for the years ended December 31, 2019 and 2018, respectively, in impairment losses of our foreclosed assets (real estate taken in foreclosure). These losses are primarily due to decreases in value or cost overruns in completion. We may incur additional impairment in 2020 either on our existing or acquired foreclosed assets.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our lines of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. At December 31, 2019 and 2018, we had $1,883 and $1,401, respectively, in cash. See our Liquidity and Capital Resources section for more information.

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	1	$630	$425	$424	67%		5%
Connecticut	1	1	340	224	55	66%		5%
Florida	17	112	32,259	24,031	16,826	74%		5%
Georgia	3	4	2,085	1,343	917	64%		5%
Idaho	1	1	310	217	173	70%		5%
Indiana	2	3	1,687	1,083	383	64%		5%
Michigan	4	11	3,696	2,566	1,820	69%		5%
New Jersey	3	6	1,925	1,471	1,396	76%		5%
New York	2	3	1,370	940	743	69%		5%
North Carolina	6	20	5,790	4,009	2,471	69%		5%
Ohio	3	9	4,117	2,664	2,153	65%		5%
Oregon	1	2	1,137	796	739	70%		5%
Pennsylvania	3	24	20,791	13,322	11,772	64%		5%
South Carolina	11	25	8,809	6,419	4,786	73%		5%
Tennessee	3	4	1,367	1,069	503	78%		5%
Texas	3	4	1,984	1,270	843	64%		5%
Utah	2	4	1,862	1,389	1,000	75%		5%
Virginia	1	3	1,245	815	734	65%		5%
Washington	1	2	1,040	728	445	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Wyoming	1	1	228	160	143	70%		5%
Total	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2018:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$1,140	$684	$214	60%		5%
Colorado	2	4	2,549	1,739	1,433	68%		5%
Florida	18	104	32,381	22,855	12,430	71%		5%
Georgia	5	6	5,868	3,744	2,861	64%		5%
Idaho	1	2	605	424	77	70%		5%
Indiana	2	5	1,567	1,097	790	70%		5%
Michigan	4	26	5,899	3,981	2,495	67%		5%
New Jersey	5	15	4,999	3,742	2,820	75%		5%
New York	2	4	1,555	1,089	738	70%		5%
North Carolina	5	12	3,748	2,580	1,712	69%		5%
North Dakota	1	1	375	263	227	70%		5%
Ohio	2	3	3,220	1,960	1,543	61%		5%
Pennsylvania	3	34	24,808	14,441	10,087	58%		5%
South Carolina	15	29	9,702	6,738	4,015	69%		5%
Tennessee	1	2	750	525	347	70%		5%
Texas	1	1	179	125	26	70%		5%
Utah	4	4	1,788	1,206	486	67%		5%
Virginia	3	6	1,675	1,172	806	70%		5%
Total	75	259	$102,808	$68,365	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$10,191	7,000	$7,389	73%		7%
Florida	2	3	1,301	1,356	891	68%		7
North Carolina	1	1	400	260	99	25%		7
South Carolina	1	2	1,115	1,250	618	55%		7
Total	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2018:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$8,482	$5,000	$5,037	59%		7%
Florida	2	4	537	1,206	501	93%		7%
South Carolina	1	2	1,115	1,250	482	43%		7%
Total	4	9	$10,134	$7,456	$6,020	59	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,320 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following:

	December 31, 2019	December 31, 2018

Loans receivable, gross	$57,608	$49,127
Less: Deferred loan fees	(856)	(1,249)
Less: Deposits	(1,352)	(1,510)
Plus: Deferred origination costs	204	308
Less: Allowance for loan losses	(235)	(186)

Loans receivable, net	$55,369	$46,490

The allowance for loan losses at December 31, 2019 is $235, of which $230 related to loans without specific reserves. At December 31, 2018, the allowance was $186, of which $172 related to loans without specific reserves. During the year ended December 31, 2019, we incurred $173 in direct charge-offs. No charge-offs occurred during the year ended December 31, 2018.

In 2019, we anticipate continued growth in loans receivable, net, and all of the items that comprise it (seen in the chart above).

Roll forward of commercial loans:

	December 31, 2019	December 31, 2018

Beginning balance	$46,490	$30,043
Originations	56,842	54,145
Principal collections	(45,009)	(32,899)
Transferred to foreclosed assets	(3,352)	(4,494)
Change in deferred origination costs	(104)	199
Change in builder deposit	157	(12)
Change in loan loss provision	(49)	(89)
Loan fees, net	394	(403)

Ending balance	$55,369	$46,490

Credit Quality Information

Finance Receivables – By risk rating:

	December 31, 2019	December 31, 2018

Pass	$53,542	$43,402
Special mention	2,571	3,222
Classified – accruing	–	–
Classified – nonaccrual	1,495	2,503

Total	$57,608	$49,127

Please see our notes to consolidated financial statements for more information about the ratings in the table above.

Finance Receivables – Method of impairment calculation:

	December 31, 2019	December 31, 2018

Performing loans evaluated individually	$26,233	$19,037
Performing loans evaluated collectively	29,880	27,587
Non-performing loans without a specific reserve	1,467	2,204
Non-performing loans with a specific reserve	28	299

Total evaluated collectively for loan losses	$57,608	$49,127

At December 31, 2019 and 2018, there were no loans acquired with deteriorated credit.

The following is a summary of our impaired non-accrual (non-performing) commercial construction loans as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$1,495	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	1,495	2,503
Related allowance	(8)	(20)
Value after allowance	$1,487	$2,483

Below is an aging schedule of loans receivable as of December 31, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Below is an aging schedule of loans receivable as of December 31, 2018, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	265	$48,144	98%
60-89 days	–	–	–%
90-179 days	1	299	1%
180-269 days	2	684	1%

Subtotal	268	$49,127	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	268	$49,127	100%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Beginning balance	$5,973	$1,036
Additions from loans	3,352	4,737
Additions for construction/development	763	1,608
Sale proceeds	(4,543)	(809)
Loss on sale of foreclosed assets	(274)	(103)
Gain on foreclosure	203	19
Impairment loss on foreclosed assets	(558)	(515)
Ending balance	$4,916	$5,973

During the year ended December 31, 2019 we reclassed 27 construction loan assets to foreclosed assets. Eighteen of the assets related to a borrower are from one customer where the owner of the company died in November 2018. During 2019, we recognized a $203 gain on foreclosure related to seven of the properties and a $385 loss on foreclosure related to the remaining 20 properties. We recorded additional impairment losses on foreclosed assets of $173 for the year ended December 31, 2019. We recorded a loss on the sale of foreclosed assets of $274 and $103 for the years ended December 31, 2019 and 2018, respectively. During August 2019, we sold one of our foreclosed assets for sale proceeds of $4,543. During 2018, we sold two of our foreclosed assets located in Louisiana which resulted in the loss for that year.

During the year ended December 31, 2018 we recorded four deeds in lieu of foreclosure. Three of the four were with a certain borrower with a completed home and two lots. The fourth was with a borrower who defaulted on a loan by failing to make interest payments. As a result, we reclassed $4,737 to foreclosed assets consisting of $4,494 of principal from loans receivable, net and $243 from accrued interest receivable. We sold the two foreclosed assets in Louisiana, with sales proceeds of $809 and losses on the sales of $103.

Total investment in construction and development costs for foreclosed assets during 2019 and 2018 were $763 and $1,608, respectively. We anticipate additional construction costs in 2020 due to the development of foreclosed assets.

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2019 and 2018 was $370 and $219, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We have 19 and 40 other loans active as of December 31, 2019 and 2018, respectively, which also have interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $273 and $720 as of December 31, 2019 and 2018, respectively.

Roll forward of interest escrow for the years ended December 31, 2019 and 2018:

	2019	2018

Beginning balance	$939	$935
Preferred equity dividends	136	125
Additions from Pennsylvania Loans	1,107	362
Additions from other loans	768	1,214
Interest, fees, principal or repaid to borrower	(2,307)	(1,697)

Ending balance	$643	$939

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 9% and 13% for both 2019 and 2018). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

In January 2019, we entered into the Tenth Amendment (the “Tenth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Tenth Amendment was to allow S.K. Funding to purchase a portion of the Pennsylvania Loans.

The timing of the Company’s principal and interest payments to S.K. Funding under the Tenth Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,500, S.K. Funding must fund the amount between $1,500 and less than or equal to $4,500.
●	If the total principal amount is less than $4,500, then the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount is less than $4,500 until S.K. Funding’s principal has been repaid in full.
●	The interest rate accruing to S.K. Funding under the Tenth Amendment is 10.0% calculated on a 365/366-day basis.

The Tenth Amendment has a term of 24 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least nine months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 7.75% and 8.5% as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we borrowed $44 against the Wallach LOC and $1,206 remained available. Interest expense was $8 and $23 for the year ended December 31, 2019 and December 31, 2018, respectively. There were no borrowings on the Wallach LOC as of December 31, 2018. The maximum outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was $7.75 and 8.5% as of December 31, 2019 and 2018, respectively. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2019 and 2018. The maximum outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2019, we borrowed $145 against the Myrick LOC and $855 remained available. For the years ended December 31, 2019 and 2018 interest expense were $30 and $19, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman as widow and devisee of Mr. Shuman (“Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2020, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Shuman LOC was fully borrowed as of December 31, 2019. Interest expense was $134 for both the years ended December 31, 2019 and 2018, respectively.

Line of Credit with Paul Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 9%; and
●	Automatic renewal in March 2020 and extended for 15 months.

The Swanson LOC was fully borrowed as of December 31, 2019. Interest expense was $705 and $624 for the years ended December 31, 2019 and 2018, respectively.

New Lines of Credit

During 2019, we entered into four line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $5,000;
●	Secured with assignments of certain notes and mortgages; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

The total balance of the New LOC Agreements was $2,878 as of December 31, 2019. Interest expense was $168 for the year ended December 31, 2019.

London Financial

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”).

During August 2019, we sold our largest foreclosed asset with sales proceeds of $4,543 and a portion of the proceeds were used to pay off the London Loan. For the years ended December 31, 2019 and 2018, interest expense was $219 and $89, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $634 as of December 31, 2019. For the years ended December 31, 2019 and 2018, interest expense was $33 and $41, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2019		December 31, 2018
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$13,711	9,375	$8,742	$5,294
S.K. Funding	10,394	6,771	11,788	6,408

Lender
Shuman	1,785	1,325	2,051	1,325
Jeff Eppinger	1,821	1,000	-	-
Hardy Enterprises, Inc.	1,684	1,000	-	-
Gary Zentner	472	250	-	-
R. Scott Summers	841	628	-	-
Paul Swanson	8,377	5,824	8,079	5,986

Total	$39,085	26,173	$30,660	$19,013

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the Notes borrowings at December 31, 2019 and 2018 was 10.56% and 10.41%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months. The following table shows the roll forward of our Notes Program:

	December 31, 2019	December 31, 2018

Gross Notes outstanding, beginning of period	$17,348	$14,121
Notes issued	11,127	9,645
Note repayments / redemptions	(8,167)	(6,418)

Gross Notes outstanding, end of period	20,308	17,348

Less deferred financing costs, net	416	212

Notes outstanding, net	$19,892	$17,136

The following is a roll forward of deferred financing costs:

	December 31, 2019	December 31, 2018

Deferred financing costs, beginning balance	$1,212	$1,102
Additions	365	117
Disposals	(791)	(7)
Deferred financing costs, ending balance	$786	$1,212
Less accumulated amortization	(370)	(1,000)
Deferred financing costs, net	$416	$212

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2019	December 31, 2018

Accumulated amortization, beginning balance	$1,000	$816
Additions	161	184
Disposals	(791)	-
Accumulated amortization, ending balance	$370	$1,000

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	-	500
Unsecured Line of Credit from Paul Swanson	June 2020(6)	10.0%	1,176	1,014
Subordinated Promissory Note	September 2020	9.5%	563	1,125
Subordinated Promissory Note	December 2021	10.5%	146	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2023	11.0%	169	-
Subordinated Promissory Note	April 2020	6.5%	500	-
Subordinated Promissory Note	February 2021	11.0%	600	-
Subordinated Promissory Note	Demand	5.0%	500	-
Subordinated Promissory Note	Demand	5.0%	3	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$6,628	$5,499

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

(6) Amount due in June 2020 is $1,000 with the remainder due November 2020.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority:

	Priority Rank	December 31, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$26,806	$22,521
Secured line of credit from affiliates	2	189	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,407	1,407
Unsecured Notes through our public offering, gross	5	20,308	17,348
Other unsecured debt (subordinated)	5	4,131	3,002
Other unsecured debt (junior subordinated)	6	590	590

Total		$53,931	$46,184

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2019 and 2018, we had 250 and 268, respectively, in combined loans outstanding, which totaled $57,608 and $49,127, respectively, in gross loan receivables outstanding. Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $16,662 and $25,258 as of December 31, 2019 and 2018, respectively. We anticipate a significant increase in our gross loan receivables over the 12 months subsequent to December 31, 2019 by directly increasing originations to new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2019	As of December 31, 2018
Secured debt	$26,991	$23,258
Unsecured debt	26,520	22,635
Equity	7,147	6,082

Secured debt, net of deferred financing costs increased $3,733 during the year ended December 31, 2019 compared to the same period of 2018. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to December 31, 2019 through our existing loan purchase and sale agreements.

The other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $3,885 during the year ended December 31, 2019, which consisted of an increase in our Notes Program of $2,756 and an increase in the balances of other unsecured lines of credit of $1,129. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to December 31, 2019.

Equity increased $1,065 during the year ended December 31, 2019, which consisted of increases in Series C cumulative preferred units (“Series C Preferred Units”), Series B cumulative preferred units, and Common A equity of $573, $150, and $342, respectively. We anticipate an increase in our equity during the 12 months subsequent to December 31, 2019 through the issuance of additional Series C Preferred Units and increases in retained earnings. If we are not able to increase our equity through the issuance of additional Series C Preferred Units, we will then attempt to raise additional funds through the Notes Program. If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce the need for additional funds.

Cash provided by operations decreased $1,150 to $1,101 as of December 31, 2019 compared to $2,251 for the same period of 2018. The decrease was primarily due to an increase in loans receivable of $8,879 to $55,369 as of December 31, 2019 compared to the same period of 2018, which was offset by a decrease in interest escrow of $296 to $643 as of December 31, 2019 compared to the same period of 2018. We had 20 active loans with interest escrows as of December 31, 2019 compared to 41 for the same period of 2018.

Contractual Obligations

The following table shows the maturity of outstanding debt as of December 31, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2020	$34,736	$4,566	$3,793	$26,377
2021	13,842	12,906	920	16
2022	3,905	2,143	1,746	16
2023	878	693	169	16
2024 and thereafter	570	-	-	570
Total	$53,931	$20,308	$6,628	$26,995

The total amount maturing through year ending December 31, 2020 is $34,736, which consists of secured borrowings of $26,377 and unsecured borrowings of $8,359.

Secured borrowings maturing through the year ending December 31, 2020 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. Our secured borrowings mature by 2020 due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2020 with actual maturity and renewal dates:

●	Swanson – $5,824 due March 2020 and automatically renews unless notice given;
●	Shuman – $1,325 due July 2020 and automatically renews unless notice is given;
●	S. K. Funding – $3,500 of the total due July 2020;
●	S.K. Funding – $3,271 no expiration date;
●	1st Financial Bank USA – $9,375 no expiration date;
●	New LOC Agreements – one month notice and six months to reduce principal balance to zero;
●	Myrick Line of Credit – $145 no expiration date;
●	Wallach Line of Credit – $44 no expiration date; and
●	Mortgage Payable – $15.

Unsecured borrowings due on December 31, 2020 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $4,566 and $3,793, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 75% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 6 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management including our CEO (our principal executive officer) and Acting CFO (our principal financial officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our CEO (our principal executive officer) and Acting CFO (our principal financial officer) concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our CEO (our principal executive officer) and Acting CFO (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Mr. Wallach was initially elected to a three-year term that expired in March 2016 and his current three-year term expires in March 2022, Mr. Summers was initially elected to a two-year term that expired in March 2014 and his current three-year term expires in March 2020, Mr. Rauscher was initially elected to a three-year term that expired in March 2018 and his current three-year term expires in March 2021, and Mr. Sheldon was initially elected to a one-year term that expires in March 2020.

Daniel M. Wallach, age 52, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 25 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 44, is our Executive Vice President of Operations, a position to which she was appointed in July 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Catherine Loftin, age 41, is our Acting Chief Financial Officer, a position to which she was appointed in July 2019. Ms. Loftin served as our Chief Financial Officer from January 2018 to May 2019, and has continued to serve as our employee since May 2019. Ms. Loftin previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Loftin was the Corporate Controller for Lucas Group from November 2017 to June 2018. Prior to Lucas Group, Ms. Loftin was a Division Controller for Pulte Group from July 2014 through November 2017. Prior to Pulte Group, Ms. Loftin was the Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Loftin spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Loftin started her accounting career with PricewaterhouseCoopers, after an internship with PricewaterhouseCoopers. Ms. Loftin received her Bachelors of Business of Administration from the Terry College of Business School at the University of Georgia, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business.

William Myrick, age 58, is our Executive Vice President of Sales, a position to which he was appointed in March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 73, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in December 2019. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 54, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Gregory L. Sheldon, age 61, has been one of our independent managers since March 2019. Mr. Sheldon brings almost 40 years of business experience building global corporations and integrating acquisitions across Finance, Supply Chain, Manufacturing and Corporate functions. Most recently he served as the Chief Information Officer for Mylan from October 2008 to March 2013, the CIO for Duquesne Light Company from August 2013 to March 2015, and, since October 2018, has been serving as the Interim CIO for MiMedx Group, Inc., a biopharmaceutical company developing, manufacturing and marketing regenerative biologics utilizing human placental allografts for multiple sectors of healthcare. Since July 2014, Mr. Sheldon has been an owner of two companies which invest in land acquisition, development and the construction of residential homes: White Column Investments, LLC, where he is the President and Managing Member, and Sheldon Investments, LLC. Since 2017, he has served as a non-compensated advisor to Mark Hoskins, who owns Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, which are companies that design, develop, and build single family homes, and which are also two of our customers. Mr. Sheldon has been the owner of Greg Sheldon and Associates, LLC, a consultant and strategic advisor to clients in the life sciences and consumer products industries, since April 2015. Mr. Sheldon has held numerous other leadership positions with leading, global companies including Kraft General Foods, Georgia-Pacific, and Pfizer Inc., and was involved in the start-up of The Georgia Lottery. He graduated from Georgia State University with a Master of Science in Management and from Georgia Institute of Technology with a Bachelor of Science in Industrial Management.

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

Audit Committee

Our board of managers has established a separately-designated audit committee, whose charter was adopted on August 9, 2012 and amended on November 8, 2018. The purpose of the audit committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our audit committee consists of Messrs. Rauscher, Summers, and Sheldon, our three independent managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our board of managers believes that each member of the audit committee has sufficient knowledge and relevant background experience to serve on the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

This discussion describes our compensation philosophy and policies for our executive officers, which currently includes our CEO, Acting CFO, EVP of Operations, and our EVP of Sales.

Objectives of Executive Officer Compensation Program

The objectives of our executive compensation program are to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position. Specifically, our executive compensation program is designed to accomplish the following goals and objectives:

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

Bonus

We pay each of our full time executive officers a team bonus mostly based on our overall profitability, which rewarded each of them $6,700 in 2019.

Membership Interests

As the beneficial owner of 80.7% (as of March 1, 2020) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Our Executive Vice President of Operations owns 2% of our outstanding common membership interests and our Executive Vice President of Sales owns 15.3% of our outstanding common membership interests. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

The following table provides a summary of the compensation received by our named executive officers for the last two completed fiscal years:

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Daniel Wallach,	2019	63,781	6,700	–	–	–	–	12,453	82,934
CEO	2018	49,434	12,060	–	–	–	–	36,172	488,130

Barbara Harshman,	2019	97,949	6,700	–	–	–	–	18,476	123,125
EVP Operations	2018	74,698	70,494	–	–	–	–	15,271	160,463

William Myrick,	2019	149,356	6,700	–	–	–	–	27,552	183,608
EVP Sales(3)	2018	119,833	6,660	–	–	–	–	20,952	147,445

(1) Amounts in the Bonus column represent amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

(3) Mr. Myrick served as an independent manager from March 2012 to March 2018. Of the $20,952 listed in the 2018 “All Other Compensation” column for Mr. Myrick, $4,111 were fees earned or paid in cash for his services as a manager during part of 2018.

Changes for 2020

Mr. Wallach will receive a base salary of $72,240 for 2020. In addition, Mr. Wallach will receive the Company’s team bonus which will range between $0 and $4,700. Ms. Harshman, our Executive Vice President of Operations, will receive a base salary of $112,550 for 2020. In addition, Ms. Harshman will receive the Company’s team bonus which will range between $0 and $4,700 and will receive an additional bonus based on Company operational management. Ms. Loftin, our Acting CFO, will be compensated based on an hourly rate in 2020. Mr. Myrick, our Executive Vice President of Sales, will receive a base salary of $154,781 for 2020. In addition, Mr. Myrick will receive the team bonus, which will reward between $0 and $4,700.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	33,000	–	–	–	–	–	33,000

Eric A. Rauscher	33,000	–	–	–	–	–	33,000

Gregory L. Sheldon(1)	24,750	–	–	–	–	–	24,750

Total	$90,750	–	–	–	–	–	$90,750

(1)	Mr. Sheldon was appointed to the board of managers in March 2019.

We paid each of the independent managers an annual retainer of $25,000, with the exception of Mr. Sheldon who received a lesser retainer due to only serving as a manager for part of the year. Our independent managers also receive fees of $2,000 for the first day and $1,200 for any additional days for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The independent managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2019:

Title of Class	Name and Address of Owner(1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	87.53	3.4%	$90,506	1.3%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	2,033.43	77.3%	2,102,164	29.4%
Class A Common Units	Kenneth R. Summers	26.29	1.0%	27,178	0.3%
Class A Common Units	Eric A. Rauscher	26.29	1.0%	27,178	0.3%
Class A Common Units	William Myrick	402.88	15.3%	416,487	6.0%
Class A Common Units	Barbara Harshman	52.58	2.0%	54,357	0.7%
Subtotal of Common Voting Equity		2,629.00	100%	2,717,870	38.0%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	14.21	48.1%	1,421,165	19.9%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	3.36	11.4%	337,151	4.7%
Series C Preferred Units	Other Holders of Series C Preferred Units	12.00	40.5%	1,200,291	16.8%
Subtotal of Series C Preferred Units		29.59	100.0%	2,958,607	41.4%
Series B Preferred Units	Holders of Series B Preferred Units	14.70	100.0%	1,470,000	20.6%
Total Members’ Capital and Redeemable Preferred Equity		2,673.29		$7,146,477	100%

(1)

The addresses of each Class A Common Unit owner named above are:

The addresses of Daniel and Joyce Wallach, the 2007 Daniel M. Wallach Legacy Trust, William Myrick, and Barbara Harshman are 13241 Bartram Park Blvd Suite 2401, Jacksonville, FL 32256; Kenneth R. Summers is PO Box 995 Morgantown, WV 26507; and Eric A. Rauscher is 2706 South Park Rd. Bethel Park, PA 15102.

The address of each Series C Preferred Unit owner named above are:

Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd. Suite, 2401, Jacksonville, FL, 32092; and Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct Venetia, PA 15367.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliates

Lines of Credit

On December 30, 2011, we obtained two demand loans from Mr. and Mrs. Wallach to finance our operations. These demand loans are collateralized by a lien against all of our assets and are senior in right of payment to the Notes. Mr. Wallach, our CEO (who is also on our board of managers), is the beneficial owner of 80.7% of our outstanding common membership interests.

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC”). The total outstanding balance on the Wallach LOC at December 31, 2019 and 2018 was $44,000 and $332,000, respectively. Interest paid on the Wallach LOC was $8,000 and $23,000 for the years ended December 31, 2019 and 2018, respectively. The total outstanding balance on the Wallach Trust LOC as of both December 31, 2019 and 2018 was $0. We have had no borrowings on the Wallach Trust LOC in 2019 or 2018. Each of the lines of credit is evidenced by a promissory note, is payable upon demand of the lender, and generally bears an interest rate equal to the prime rate plus 3%. Pursuant to each promissory note, the lender has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2019, and 2018, the interest rate was 7.75% and 8.50%, respectively, for both the Wallach LOC and the Wallach Trust LOC.

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

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our EVP of Sales, William Myrick. The Company’s board of managers approved the Company entering into the Myrick LOC Agreement. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) secured by a lien against all of our assets with the following terms with principal not to exceed $1,000,000. The interest rate on the Myrick LOC is generally equal to the prime rate plus 3%. The Myrick LOC is due upon demand. As of December 31, 2019 and 2018, we borrowed $145,000 and $485,000; respectively against the Myrick LOC. Interest expense was $30,000 and $19,000 for the years ended December 31, 2019 and 2018, respectively.

Notes Program Investments

The Company has accepted new investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $3,849,000 outstanding at December 31, 2019. For the years ended December 31, 2019 and 2018 our investments from affiliates which exceed $120,000 through our Notes Program and other unsecured debt are detailed below:

(All dollar [$] amounts shown in table in thousands.)

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2019	2018	2019	2019	2018
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$47	$49

Wallach Family Irrevocable Educational Trust	Trustee is Member	294	200	9.50%	27	19

David Wallach	Father of Member	635	635	10.36%	66	43

Gregory L. Sheldon	Independent Manager	1,000	850	10.50%	105	70

R. Scott Summers	Son of Independent Manager	500	475	5.0%	3	25

Joseph Rauscher	Parent of Independent Manager	195	195	11.0%	21	13

Kenneth Summers	Independent Manager	189	79	10.73%	20	3

Lydle Mandrona	Mother-in-Law of Independent Manager	-	150	10.50%	-	10

Kimberly Bedford	Employee	143	143	11.0%	16	8

Lamar Sheldon	Parent of Independent Manager	203	100	10.67%	17	2

Hoskins Group’s Series B Preferred Equity

The Series B cumulative preferred membership units (“Series B Preferred Units”) of our membership interests were first issued to the Hoskins Group through a reduction in the SF Loan. They are redeemable only at the option of the Company or upon a change or control or liquidation. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B Preferred Units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. The Hoskins Group purchased 1.5 and 0.8 Series B Preferred Units in 2019 and 2018, respectively.

Series C Preferred Equity

On October 13, 2019, we issued one Series C cumulative preferred unit (“Series C Preferred Unit”) to Gregory L. Sheldon, an independent manager, for the total purchase price of $100,000.

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, as of December 31, 2019, we have issued approximately 14.21 Series C Preferred Units to Daniel M. Wallach, our CEO, for distribution proceeds of approximately $1,421,000 and we have issued approximately 3.36 Series C Preferred Units to Gregory L. Sheldon for distribution proceeds of approximately $337,000.

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made on a quarterly basis. This rate can increase if any interest rate on our public Notes offering rises above 12%. Dividends can be reinvested monthly into additional Series C Preferred Units. The Series C Preferred Units have the same preferential rights as the Series B Preferred Units as more fully described above.

Sale of Commercial Loans

In September 2018, the Company sold three loans to Mr. Wallach at their gross loans receivable balance of $281,000 and as such, no gain or loss was recognized on the sale. Cash received was $104,000 and the remaining purchase price was funded through a $177,000 reduction in the principal balance of the line of credit extended by Mr. Wallach to the Company. The Company continues to service these loans. In November 2018, one of the loans paid off for $174,000. As of December 31, 2018, we had $11,000 in builder deposits related to these loans, and the principal balance being serviced was $222,000.

In June 2019, two of the loans owned by Mr. Wallach paid off for approximately $375,000. Additionally, during June 2019, Mr. Wallach purchased two additional loans for approximately $286,000. During December 2019, Mr. Wallach sold one of his loans to Mr. Myrick for approximately $254,000.

In September 2018, we sold two loans to Mr. Myrick at their gross loans receivable balance of $394,000 and as such, no gain or loss was recognized on the sale. Cash received was $94,000 and the remaining purchase price was funded through a $300,000 reduction in the principal balance of the line of credit extended by Mr. Myrick to the Company. As of December 31, 2018, we had $6,000 in builder deposits related to these loans, and the principal balance being serviced was $469,000.

During 2019, three of Mr. Myrick’s loans paid off for approximately $765,000. In addition, during 2019 Mr. Myrick purchased two loans for approximately $456,000. In December 2019, Mr. Myrick purchased one loan from Mr. Wallach for approximately $254,000.

Under all arrangements stated above with Mr. Wallach and Mr. Myrick, the Company will continue to service the loans.

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

Board of Managers Independence

We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our board of managers be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange (NYSE). Under the NYSE’s definition of independence, Messrs. Summers, Rauscher, and Sheldon each meet the definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 10, 2019, the Company dismissed Carr, Riggs & Ingram, LLC (“CRI”) as the Company’s independent registered public accounting firm. The dismissal of CRI was approved by the audit committee of the Company’s board of managers (the “Audit Committee”). CRI’s audit report on the financial statements of the Company for each of the fiscal years ended December 31, 2017 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. Subsequent to the dismissal of CRI, the Audit Committee engaged Warren Averett, LLC (“Warren Averett”) as its independent registered public accounting firm on January 10, 2019.

Our Audit Committee reviewed the audit and non-audit services performed by Warren Averett for 2019 and 2018, as well as the non-audit service fees charged by Warren Averett during 2019 and CRI during 2018. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of both Warren Averett and CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by Warren Averett and CRI, including the audit of our annual consolidated financial statements, for the years ended December 31, 2019 and 2018, are set forth in the table below.

	Warren Averett 2019	CRI 2019	Warren Averett 2018	CRI 2018
Audit Fees	$126,500	$-	$-	$157,173
Audit-Related Fees*	-	7,650	-	19,608
Tax Fees	-	-	-	-
All Other Fees	1,425	-	-	2,414
Total	$127,925	$7,650	$-	$179,195

* Public offering assistance

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit Fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports, and other filings with the SEC.

●	Audit-Related Fees — These are fees for assurance and related services that traditionally are performed by an independent auditor, such as such as attestation services not required by statute or regulation, and internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax Fees — These are fees for all professional services performed by our independent auditor for tax compliance, tax advice, and tax planning, but would not include those services related to the audit of our financial statements. These would include federal, state and local tax issues and may also include assistance with tax audits and appeals before the Internal Revenue Service (IRS) and similar state and local agencies.

●	All Other Fees — These are fees for other permissible work performed that do not meet one of the above-described categories.

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

All services rendered by Warren Averett for the year ended December 31, 2019 were pre-approved in accordance with the policies set forth above.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2019, Commission File No. 333-203707

4.1	Indenture Agreement dated March 22,2019, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

10.1	Subordinated Promissory Note dated December 29, 2010 between 84 FINANCIAL, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.2	Credit Agreement dated December 30, 2011 by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 FINANCIAL, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.11	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.12	Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.13	First Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark. L. Hoskins, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

10.14	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.15	Sixth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated March 27, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2014, Commission File No. 333-181360

10.16	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.17	Seventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 31, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.18	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.19	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.20	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.21	Tenth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.22	Second Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.23	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.24	Eleventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated as of July 20, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 25, 2016, Commission File No. 333-203707

10.25	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.26	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.27	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.28	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.29	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.30	Modification Agreement between Shepherd’s Finance, LLC and Paul Swanson effective as of April 13, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.31	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.32	First Amendment to Promissory Note between Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018, incorporate by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.33	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018, incorporate by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.34	Loan Modification Agreement by and between Shepherd’s Finance, LLC and Paul Swanson, dated as of December 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2019, Commission File No. 333-203707

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 12, 2020	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 12, 2020
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Loftin	Acting Chief Financial Officer	March 12, 2020
Catherine Loftin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 12, 2020
Kenneth R. Summers

/s/ Eric A. Rauscher	Manager	March 12, 2020
Eric A. Rauscher

/s/ Gregory L. Sheldon	Manager	March 12, 2020
Gregory L. Sheldon

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2019 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC as of December 31, 2019 and 2018 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shepherd’s Finance, LLC as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Shepherd’s Finance, LLC’s management. Our responsibility is to express an opinion on Shepherd’s Finance, LLC’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Shepherd’s Finance, LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Birmingham, Alabama

March 12, 2020

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2019, and 2018

(in thousands of dollars)	2019	2018

Assets
Cash and cash equivalents	$1,883	$1,401
Accrued interest receivable	1,031	568
Loans receivable, net	55,369	46,490
Foreclosed assets	4,916	5,973
Premises and equipment	936	1,051
Other assets	202	327
Total assets	$64,337	$55,810
Liabilities and Members’ Capital
Customer interest escrow	$643	$939
Accounts payable and accrued expenses	466	724
Accrued interest payable	2,533	2,140
Notes payable secured, net of deferred financing costs	26,991	23,258
Notes payable unsecured, net of deferred financing costs	26,520	22,635
Due to preferred equity member	37	32
Total liabilities	$57,190	$49,728

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$2,959	$2,385

Members’ Capital
Series B preferred equity	1,470	1,320
Class A common equity	2,718	2,377
Members’ capital	$4,188	$3,697

Total liabilities, redeemable preferred equity and members’ capital	$64,337	$55,810

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2019 and 2018

(in thousands of dollars)	2019	2018

Net Interest Income
Interest and fee income on loans	$10,131	$7,764
Interest expense:
Interest related to secured borrowings	2,948	2,114
Interest related to unsecured borrowings	2,832	2,182
Interest expense	$5,780	$4,296

Net interest income	4,351	3,468

Less: Loan loss provision	222	89
Net interest income after loan loss provision	4,129	3,379

Non-Interest Income
Gain on foreclosure of assets	$203	$19
Total non-interest income	203	19

Income	4,332	3,398

Non-Interest Expense
Selling, general and administrative	$2,394	$2,030
Depreciation and amortization	92	82
Loss on the sale of foreclosed assets	274	103
Impairment loss on foreclosed assets	558	515
Total non-interest expense	3,318	2,730

Net income	$1,014	$668

Earned distribution to preferred equity holder	457	292

Net income attributable to common equity holders	$557	$376

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2019 and 2018

(in thousands of dollars)	2019	2018

Members’ capital, beginning balance	$3,697	$3,686
Net income less distributions to Series C preferred equity holders of $316 and $164	698	504
Contributions from Series B preferred equity holders	150	80
Earned distributions to Series B preferred equity holders	(141)	(128)
Distributions to common equity holders	(216)	(445)

Members’ capital, ending balance	$4,188	$3,697

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

(in thousands of dollars)	2019	2018

Cash flows from operations
Net income	$1,014	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	235	209
Provision for loan losses	222	89
Change in loan origination fees, net	(290)	204
Impairment of foreclosed assets	558	515
Depreciation and amortization	115	82
Gain on foreclosed assets	(203)	(19)
Loss on sale of foreclosed assets	274	103
Net change in operating assets and liabilities:
Other assets	(64)	(269)
Accrued interest receivable	(463)	(91)
Customer interest escrow	(432)	4
Accounts payable and accrued expenses	135	756

Net cash provided by operating activities	1,101	2,251

Cash flows from investing activities
Loan originations and principal collections, net	(13,159)	(21,234)
Investment in foreclosed assets	(763)	(1,608)
Proceeds from sale of foreclosed assets	4,543	809
Premises and equipment additions	-	(64)

Net cash used in investing activities	(9,379)	(22,097)

Cash flows from financing activities
Contributions from preferred equity holders	450	2,300
Distributions to redeemable preferred equity holders	(42)	(1,222)
Distributions to common equity holders	(216)	(445)
Proceeds from secured note payable	23,111	24,663
Repayments of secured note payable	(18,294)	(12,969)
Proceeds from unsecured notes payable	14,309	13,465
Redemptions/repayments of unsecured notes payable	(10,382)	(7,808)
Deferred financing costs paid	(176)	(215)

Net cash provided by financing activities	8,760	17,769

Net increase (decrease) in cash and cash equivalents	482	(2,077)

Cash and cash equivalents
Beginning of period	1,401	3,478
End of period	$1,883	$1,401

Supplemental disclosure of cash flow information
Cash paid for interest	$5,386	$3,395

Non-cash investing and financing activities
Reinvested earnings of Series B preferred equity held in interest escrow	$136	$125
Change in accumulated Series B preferred equity	$4	$3
Foreclosure of assets transferred from loans receivable, net	$3,352	$4,494
Accrued interest reduction due to foreclosure	$-	$243
Earned but not paid distributions of Series C preferred equity holders	$316	$164
Secured transferred to unsecured notes payable	$(162)	$-
Construction loans purchase through the reduction of Secured LOC Principal Balance	$996	$377
Reclassification of deferred financing costs from other assets	$189	$-

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

As of December 31, 2019, the Company extends commercial loans to residential homebuilders (in 21 states) to:

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

Revenue Recognition

Interest income generally is recognized on an accrual basis. The accrual of interest is generally discontinued on all loans past due 90 days or more. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through liquidation of collateral. Interest received on nonaccrual loans is applied against principal. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Our construction loans charge a fee on the amount that we commit to lend, which is amortized over the expected life of each of those loans.

The Company records revenue when control of the promised services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. Our performance obligations to customers are primarily satisfied over time as the services are performed and provided to the customer.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $128 and $87 for the years ended December 31, 2019 and 2018, respectively.

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

Foreclosed Assets

When a foreclosed asset is acquired in the settlement of a loan, the asset is recorded at the as-is fair value minus expected selling costs establishing a new cost basis. The gain or loss is recorded on our consolidated statement of operations as non-interest income or expense. If the fair value of the asset declines, a write-down is recorded through non-interest expense. While the initial valuation is done on an as-is basis, subsequent values are based on our plan for the asset. Assets which are not going to be improved are still evaluated on an as-is basis. Assets we intend to improve, are improving, or have improved are appraised based on the to-be-completed value, minus reasonable selling costs, and we adjust the portion of the appraised value related to construction improvements for the percentage of the improvements which have not yet been made. Subsequently, if a foreclosed asset has an increase in fair value the increase may be recognized up to the cost basis which was determined at the foreclosure date.

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. At December 31, 2019, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2019		December 31, 2018
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	25%	Pittsburgh, PA	23%
Second highest concentration risk	Orlando, FL	15%	Sarasota, FL	13%
Third highest concentration risk	Cape Coral, FL	3%	Orlando, FL	4%

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

On January 1, 2018, the Company implemented ASU 2014-09, codified at ASC Topic 606. The Company adopted the ASC Topic 606 using the modified retrospective transition method. The guidance was applied only to contracts which were not completed at the date of initial application. No cumulative transition adjustment was recorded to the beginning balance of members’ capital as a result of implementation. Results for reporting periods beginning January 1, 2018 are presented under ASC Topic 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue is generated through interest earned on financial instruments, including loans, which falls outside the scope of ASC Topic 606. All of the Company’s revenue that is subject to ASC Topic 606 would be included in non-interest income; however, not all non-interest income is subject to ASC Topic 606. The Company had no contract liabilities or unsatisfied performance obligations with customers as of December 31, 2019.

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

ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in ASU 2016-13 introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. ASU 2016-13 also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in ASU 2016-13, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. For smaller reporting companies, the effective date for annual and interim periods is January 1, 2023. The Company is reviewing its policies and processes to ensure compliance with the requirements in ASU 2016-13.

Reclassifications

Certain prior year amounts have been reclassed for consistency with current period presentation.

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

Impaired Loans

The appraisals used to establish the value of impaired loans are based on similar properties at similar times; however due to the differences in time and properties, the impaired loans are classified as Level 3. There were four and 23 impaired loan assets as of December 31, 2019 and December 31, 2018, respectively. Of the 23 impaired loan assets in 2018, 20 are from one customer where the owner of the company died in November 2018.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2019 and 2018:

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$4,916	$4,916	$–	$–	$4,916
Impaired loans, net	1,487	1,487	–	–	1,487
Total	$6,403	$6,403	$–	$–	$6,403

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,973	$5,973	$–	$–	$5,973
Impaired loans, net	2,483	2,483	–	–	2,483
Total	$8,456	$8,456	$–	$–	$8,456

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both December 31, 2019 and 2018. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Interest receivable from our customers is due approximately 15 days after it is billed; therefore, the carrying amount approximates fair value for the years ended December 31, 2019 and 2018.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but the fair value approximates the carrying value at both December 31, 2019 and 2018 because: 1) the customer loans are demand loans, 2) it is not possible to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2019 and 2018. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$1,883	$1,883	$1,401	$1,401
Loans receivable, net	55,369	55,369	46,490	46,490
Accrued interest on loans	1,031	1,031	568	568
Financial Liabilities
Customer interest escrow	643	643	939	939
Notes payable secured, net	26,991	26,991	23,258	23,258
Notes payable unsecured, net	26,520	26,520	22,635	22,635
Accrued interest payable	2,533	2,533	2,140	2,140

4. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Loans receivable, gross	$57,608	$49,127
Less: Deferred loan fees	(856)	(1,249)
Less: Deposits	(1,352)	(1,510)
Plus: Deferred origination costs	204	308
Less: Allowance for loan losses	(235)	(186)

Loans receivable, net	$55,369	$46,490

The allowance for loan losses at December 31, 2019 is $235, of which $230 related to loans without specific reserves. At December 31, 2018, the allowance was $186, of which $172 related to loans without specific reserves. During the year ended December 31, 2019, we incurred $173 in direct charge-offs. No charge-offs occurred during the year ended December 31, 2018.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2019, we have 75 borrowers, all of whom, borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 3% above our cost of funds for loans originated after July 1, 2018, and 2% above our cost of funds for loans originated prior to July 1, 2018. In addition, we charge a 5% loan fee. The cost of funds was 10.97% as of December 31, 2019 and the interest rate charged to most customers was 13.97%. The loans are demand loans. Most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of the loan portfolio to builders for home construction loans as of December 31, 2019 and 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2019	21	70	241	$93,211	$65,273	$48,611	70	%(3)	5%
2018	18	75	259	$102,808	$68,364	$43,107	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019 and 2018:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread
2019	4	5	9	$13,007	$9,866	$8,997	69	%(4)	7%
2018	3	4	9	$10,134	$7,456	$6,020	59	%(4)		%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,470 and $1,320 as of December 31, 2019 and 2018, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2019	December 31, 2018

Pass	$53,542	$43,402
Special mention	2,571	3,222
Classified – accruing	–	–
Classified – nonaccrual	1,495	2,503

Total	$57,608	$49,127

Finance Receivables – Method of impairment calculation:

	December 31, 2019	December 31, 2018

Performing loans evaluated individually	$26,233	$19,037
Performing loans evaluated collectively	29,880	27,587
Non-performing loans without a specific reserve	1,467	2,204
Non-performing loans with a specific reserve	28	299

Total evaluated collectively for loan losses	$57,608	$49,127

At December 31, 2019 and 2018, there were no loans acquired with deteriorated credit quality.

There were four impaired loan assets as of December 31, 2019 compared to 23 impaired loans assets as of December 31, 2018. Of the 23 impaired loans in 2018, 20 are from one customer where the owner of the company died in November of 2018.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Unpaid principal balance (contractual obligation from customer)	$1,495	$2,503
Charge-offs and payments applied	-	-
Gross value before related allowance	1,495	2,503
Related allowance	(8)	(20)
Value after allowance	$1,487	$2,483

5. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Beginning balance	$5,973	$1,036
Additions from loans	3,352	4,737
Additions for construction/development	763	1,608
Sale proceeds	(4,543)	(809)
Loss on sale of foreclosed assets	(274)	(103
Gain on foreclosure	203	19
Impairment loss on foreclosed assets	(558)	(515)
Ending balance	$4,916	$5,973

During the year ended December 31, 2019, we reclassed 27 construction loan assets to foreclosed assets. Eighteen of the assets related to a borrower are from one customer where the owner of the company died in November 2018. During 2019, we recognized a $203 gain on foreclosure related to seven of the properties and a $385 loss on foreclosure related to the remaining 20 properties. We recorded additional impairment losses on foreclosed assets of $173 for the year ended December 31, 2019. In addition, we recorded a loss on the sale of foreclosed assets of $274 and $103 for the years ended December 31, 2019 and 2018, respectively. During August 2019, we sold one of our foreclosed assets for sale proceeds of $4,543.

Total investment in construction and development costs for foreclosed assets during 2019 and 2018 were $763 and $1,608, respectively. We anticipate incurring additional construction costs in 2020 through the development of foreclosed assets.

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2019	December 31, 2018
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$26,806	$22,521
Secured line of credit from affiliates	2	189	816
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,407	1,407
Unsecured Notes through our public offering, gross	5	20,308	17,348
Other unsecured debt (subordinated)	5	4,131	3,002
Other unsecured debt (junior subordinated)	6	590	590

Total		$53,931	$46,184

The following table shows the maturity of outstanding debt as of December 31, 2019:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2020	$34,736	$4,566	$3,793	$26,377
2021	13,842	12,906	920	16
2022	3,905	2,143	1,746	16
2023	878	693	169	16
2024 and thereafter	570	-	-	570
Total	$53,931	$20,308	$6,628	$26,995

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 9% and 13% for both 2019 and 2018). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

In January 2019, we entered into the Tenth Amendment (the “Tenth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Tenth Amendment was to allow S.K. Funding to purchase a portion of the Pennsylvania Loans.

The timing of the Company’s principal and interest payments to S.K. Funding under the Tenth Amendment, and S.K. Funding’s obligation to fund the Pennsylvania Loans, vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $1,500, S.K. Funding must fund the amount between $1,500 and less than or equal to $4,500.
●

If the total principal amount is less than $4,500, then the Company will also repay S.K. Funding’s principal as principal payments are received on the Pennsylvania Loans from the underlying borrowers in the amount by which the total principal amount is less than $4,500 until S.K. Funding’s principal has been repaid in full.

●	The interest rate accruing to S.K. Funding under the Tenth Amendment is 10.0% calculated on a 365/366-day basis.

The Tenth Amendment has a term of 24 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least nine months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 7.75% and 8.5% as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we borrowed $44 against the Wallach LOC and $1,206 remained available. Interest expense was $8 and $23 for the year ended December 31, 2019 and December 31, 2018, respectively. There were no borrowings on the Wallach LOC as of December 31, 2018. The maximum outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 7.75% and 8.5% as of December 31, 2019 and 2018, respectively. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2019 and 2018. The maximum outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2019, we borrowed $145 against the Myrick LOC and $854 remained available. For the years ended December 31, 2019 and 2018 interest expense was $30 and $19, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman as widow and devisee of Mr. Shuman (“Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2020, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Shuman LOC was fully borrowed as of December 31, 2019. Interest expense was $134 for each of the years ended December 31, 2019 and 2018, respectively.

Line of Credit with Paul Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 9%; and
●	Automatic renewal in March 2020 and extended for 15 months.

The Swanson LOC was fully borrowed as of December 31, 2019. Interest expense was $705 and $624 for the years ended December 31, 2019 and 2018, respectively.

New Lines of Credit

During the 2019, we entered into four line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $5,000;
●	Secured with assignments of certain notes and mortgages; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

As of December 31, 2019, we borrowed $2,878 against the New LOC Agreements and $2,122 remained available. Interest expense was $168 for the year ended December 31, 2019.

London Financial

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”).

During August 2019, we sold our largest foreclosed asset with sales proceeds of $4,543 and a portion of the proceeds were used to pay off the London Loan. For the years ended December 31, 2019 and 2018, interest expense was $219 and $89, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $634 as of December 31, 2019. For the years ended December 31, 2019 and 2018, interest expense was $33 and $41, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$13,711	9,375	$8,742	$5,294
S.K. Funding	10,394	6,771	11,788	6,408

Lender
Shuman	1,785	1,325	2,051	1,325
Jeff Eppinger	1,821	1,000	-	-
Hardy Enterprises, Inc.	1,684	1,000	-	-
Gary Zentner	472	250	-	-
R. Scott Summers	841	628	-	-
Paul Swanson	8,377	5,824	8,079	5,986

Total	$39,085	26,173	$30,660	$19,013

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2019 and 2018 was 10.56% and 10.41%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months. The following table shows the roll forward of our Notes Program:

	December 31, 2019	December 31, 2018

Gross notes outstanding, beginning of period	$17,348	$14,121
Notes issued	11,127	9,645
Note repayments / redemptions	(8,167)	(6,418)

Gross Notes outstanding, end of period	20,308	17,348

Less deferred financing costs, net	416	212

Notes outstanding, net	$19,892	$17,136

The following is a roll forward of deferred financing costs:

	December 31, 2019	December 31, 2018

Deferred financing costs, beginning balance	$1,212	$1,102
Additions	365	117
Disposals	(791)	(7)
Deferred financing costs, ending balance	$786	$1,212
Less accumulated amortization	(370)	(1,000)
Deferred financing costs, net	$416	$212

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2019	December 31, 2018

Accumulated amortization, beginning balance	$1,000	$816
Additions	161	184
Disposals	(791)	-
Accumulated amortization, ending balance	$370	$1,000

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2019	December 31, 2018
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2020	10.0%	-	500
Unsecured Line of Credit from Paul Swanson	June 2020(6)	10.0%	1,176	1,014
Subordinated Promissory Note	September 2020	9.5%	563	1,125
Subordinated Promissory Note	December 2021	10.5%	146	113
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	150
Subordinated Promissory Note	August 2022	11.0%	200	-
Subordinated Promissory Note	September 2023	11.0%	169	-
Subordinated Promissory Note	April 2020	6.5%	500	-
Subordinated Promissory Note	February 2021	11.0%	600	-
Subordinated Promissory Note	Demand	5.0%	500	-
Subordinated Promissory Note	Demand	5.0%	3	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$6,628	$5,499

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

(6)	Amount due in June 2020 is $1,000 with the remainder due November 2020.

7. Redeemable Preferred Equity

Series C cumulative preferred units (“Series C Preferred Units”) are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value (provided profits are available) will be made on a quarterly basis. This rate may increase if any interest rate on our public Notes offering rises above 12%. Dividends may be reinvested monthly into additional Series C Preferred Units. The Series C Preferred Units have the same preferential rights as the Series B Preferred Units as more fully described in the following note.

Roll forward of redeemable preferred equity:

	December 31, 2019	December 31, 2018

Beginning balance	$2,385	$1,097
Additions from new investment	300	2,300
Redemptions	-	(1,177)
Distributions	(42)	-
Additions from reinvestment	316	165

Ending balance	$2,959	$2,385

On July 31, 2018, we redeemed all of our outstanding Series C Preferred Units, which were held by two investors. On August 1, 2018, we sold 12 of our Preferred Units to Daniel M. Wallach, our CEO and chairman of our board of managers, and his wife, Joyce S. Wallach, for the total price of $1,200.

The following table shows the earliest redemption options for investors in Series C Preferred Units as of December 31, 2019:

Year Maturing	Total Amount Redeemable

2024	2,745
2025	$214

Total	$2,959

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”).

As of December 31, 2019, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both December 31, 2019 and 2018.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of December 31, 2019 and 2018, the Hoskins Group owns a total of 14.7 and 13.2 Series B Preferred Units, respectively, which were issued for a total of $1,470 and $1,320, respectively.

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

9. Related Party Transactions

The Company has two loan agreements with Daniel M. Wallach, our CEO, and his wife, pursuant to which they provide the Company with the Wallach LOC and the Wallach Trust LOC. The agreements lay out the terms under which those members can lend money to us, providing that we desire the funds and the members wish to lend. The interest rate on both the Wallach LOC and the Wallach Trust LOC generally equals prime plus 3%, as more fully described in Note 6.

The Company has a loan agreement with William Myrick, our EVP of Sales (the “Myrick LOC Agreement”), pursuant to which Mr. Myrick provides us with the Myrick LOC. The Myrick LOC Agreement lays out the terms under which Mr. Myrick can lend money to us, providing that we desire the funds and Mr. Myrick wish to lend. The rate on the Myrick LOC generally equals prime plus 3%, as more fully described in Note 6.

Two of our managers each own 1% of our Class A common units. Barbara L. Harshman, our EVP of Operations, owns 2% of our Class A common units. Mr. Myrick owns 15.3% of our Class A common units.

Mr. Wallach and his wife’s parents own 14.21 and 1.14 of our Series C Preferred Units, respectively. One of our independent managers, Gregory L. Sheldon, owns 3.37 of our Series C Preferred Units.

The Company has a Senior Subordinated Promissory Note with the parents of Mr. Wallach for $400. The interest rate on the promissory note is 10% and the lender may require us to repay $40 of principal and all unpaid interest with 10 days’ notice, as more fully described in Note 6.

One of our independent managers, Kenneth R. Summers, and his son are minor participants in the Shuman LOC, which is more fully described in Note 6. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000.

In September 2018, the Company sold three loans to Mr. Wallach at their gross loans receivable balance of $281, and as such, no gain or loss was recognized on the sale. Cash received was $104 and the remaining purchase price was funded through a $177 reduction in the principal balance of the line of credit extended by Mr. Wallach to the Company. The Company continues to service these loans. In November 2018, one of the loans paid off for $174. As of December 31, 2018, we had $11 in builder deposits related to these loans, and the principal balance being serviced was $222.

In June 2019, two of the loans owned by Mr. Wallach paid off for approximately $375. Additionally, during June 2019, Mr. Wallach purchased two additional loans for approximately $286. During December 2019, Mr. Wallach sold one of his loans to Mr. Myrick for approximately $254.

In September 2018, we sold two loans to Mr. Myrick at their gross loans receivable balance of $394 and as such, no gain or loss was recognized on the sale. Cash received was $94 and the remaining purchase price was funded through a $300 reduction in the principal balance of the line of credit extended by Mr. Myrick to the Company. As of December 31, 2018, we had $6 in builder deposits related to these loans, and the principal balance being serviced was $469.

During 2019, three of Mr. Myrick’s loans paid off for approximately $765. In addition, during 2019 Mr. Myrick purchased two loans for approximately $456. In December 2019, Mr. Myrick purchased one loan from Mr. Wallach for approximately $254.

Under all arrangements stated above with Mr. Wallach and Mr. Myrick, the Company will continue to service the loans.

The Company has loan agreements with the Hoskins Group, as more fully described in Note 4 – Commercial Loans – Real Estate Development Loan Portfolio Summary.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 8.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $3,849 outstanding at December 31, 2019. For the years ended December 31, 2019 and 2018 our investments from affiliates which exceed $120 through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2019	2018	2019	2019	2018
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$47	$49

Wallach Family Irrevocable Educational Trust	Trustee is Member	294	200	9.50%	27	19

David Wallach	Father of Member	635	635	10.36%	66	43

Gregory L. Sheldon	Independent Manager	1,000	850	10.50%	105	70

R. Scott Summers	Son of Independent Manager	500	475	5.0%	3	25

Joseph Rauscher	Parent of Independent Manager	195	195	11.0%	21	13

Kenneth Summers	Independent Manager	189	79	10.73%	20	3

Lydle Mandrona	Mother-in-Law of Independent Manager	-	150	10.50%	-	10

Kimberly Bedford	Employee	143	143	11.0%	16	8

Lamar Sheldon	Parent of Independent Manager	203	100	10.67%	17	2

10. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $16,662 and $25,258 at December 31, 2019 and 2018, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2019 and 2018 are as follows:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2019	2019	2019	2019	2018	2018	2018	2018

Net interest income after loan loss provision	$1,117	$1,115	$818	$1,079	$914	$783	$876	$806
Non-interest income	22	86	95	-	(1)	20	–	–
SG&A expense	447	703	620	624	403	559	571	497
Depreciation and amortization	26	21	22	23	21	23	21	17
Loss on sale of foreclosed assets	–	274	–	–	100	3	–	–
Impairment loss on foreclosed assets	282	–	196	80	379	51	80	5
Net income	$384	$203	$75	$352	$10	$167	$204	$287

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2019 and 2018:

	2019	2018
Selling, general and administrative expenses
Legal and accounting	$240	$340
Salaries and related expenses	1,387	1,090
Board related expenses	91	70
Advertising	128	87
Rent and utilities	57	37
Loan and foreclosed asset expenses	211	150
Travel	138	102
Other	142	154
Total SG&A	$2,394	$2,030

13. Subsequent Events

Management of the Company has evaluated subsequent events through March 12, 2020, the date these consolidated financial statements were issued.

On February 4, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Indenture (the “Indenture”) with U.S. Bank National Association (“U.S. Bank”), as trustee. Pursuant to the Amendment, the Company added additional redemption options in the Indenture for holders of a fixed rate subordinated note (a “Note”) with a 36-month duration that is purchased on or after February 4, 2020. The Company also made other minor revisions to the Indenture.

Unless the subordination provisions in the Indenture restrict the Company’s ability to make the redemption, for Notes with a 36-month maturity only purchased on or February 4, 2020, the holder of such a Note may require the Company to redeem all or a portion of such Note for a redemption price equal to the principal amount plus an amount equal to the unpaid interest thereon for such Note at the stated rate to the redemption date, as follows:

(1)	Upon seven days’ advance notice to the Company, the holder may require redemption of up to $10 of such Note;

(2)	Upon 30 days’ advance notice to the Company, the holder may require redemption of up to an additional $90 of such Note;

(3)	Upon 90 days’ advance notice to the Company, the holder may require redemption of any remaining amount of such Note requested to be redeemed; and

(4)	Upon one business day’s advance notice to the Company, the holder may require redemption of all or a portion of the Note, regardless of amount, but only if the holder immediately upon redemption invests the entirety of the proceeds from such redemption in another security then-offered by the Company, including in a Note issued in the current public offering of Notes.

For purposes of determining the length of time within which the Company must redeem all or a portion of a Note as described above, the dollar amount of a given redemption request will be added to any amount or amounts of such Note previously requested to be redeemed that were redeemed by the Company.

These redemption options are in addition to the redemption options described in the Indenture.

