Form 10-Q
period 2020-03-31
Shepherd's Finance, LLC
filed 2020-05-11
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

FORM 10-Q

SHEPHERD’S FINANCE, LLC

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations, and cash flows. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2019.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$3,341	$1,883
Accrued interest receivable	1,162	1,031
Loans receivable, net	54,197	55,369
Foreclosed assets	5,031	4,916
Premises and equipment	928	936
Other assets	210	202
Total assets	$64,869	$64,337
Liabilities and Members’ Capital
Customer interest escrow	$681	$643
Accounts payable and accrued expenses	304	466
Accrued interest payable	2,414	2,533
Notes payable secured, net of deferred financing costs	26,054	26,991
Notes payable unsecured, net of deferred financing costs	28,416	26,520
Due to preferred equity member	37	37
Total liabilities	$57,906	$57,190

Commitments and Contingencies (Note 9)

Redeemable Preferred Equity
Series C preferred equity	$3,036	$2,959

Members’ Capital
Series B preferred equity	1,470	1,470
Class A common equity	2,457	2,718
Members’ capital	$3,927	$4,188

Total liabilities, redeemable preferred equity and members’ capital	$64,869	$64,337

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(in thousands of dollars)	2020	2019

Net Interest Income
Interest and fee income on loans	$2,574	$2,432
Interest expense:
Interest related to secured borrowings	817	681
Interest related to unsecured borrowings	767	625
Interest expense	$1,584	$1,306

Net interest income	990	1,126

Less: Loan loss provision	35	47
Net interest income after loan loss provision	955	1,079

Non-Interest Income
Gain on foreclosure of assets	$-	$-
Total non-interest income	-	-

Income	955	1,079

Non-Interest Expense
Selling, general and administrative	$708	$624
Depreciation and amortization	21	23
Loss on the sale of foreclosed assets	35	-
Impairment loss on foreclosed assets	109	80
Total non-interest expense	873	727

Net income	$82	$352

Earned distribution to preferred equity holders	126	105

Net income attributable to common equity holders	$(44)	$247

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Three Months Ended March 31, 2020 and 2019

(in thousands of dollars)	March 31, 2020	March 31, 2019

Members’ capital, beginning balance	$4,188	$3,697
Net income less distributions to Series C preferred equity holders of $89 and $72	(7)	280
Contributions from Series B preferred equity holders	-	60
Earned distributions to Series B preferred equity holders	(37)	(33)
Distributions to common equity holders	(217)	-

Members’ capital, ending balance	$3,927	$4,004

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019

Cash flows from operations
Net income	$82	$352
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	40	65
Provision for loan losses	35	47
Change in loan origination fees, net	(191)	59
Loss on sale of foreclosed assets	35	-
Impairment of foreclosed assets	109	80
Depreciation and amortization	21	20
Net change in operating assets and liabilities:
Other assets	(21)	58
Accrued interest receivable	(131)	(129)
Customer interest escrow	1	350
Accrued interest payable	(119)	(48)
Accounts payable and accrued expenses	(162)	(137)

Net cash (used in) provided by operating activities	(302)	717

Cash flows from investing activities
Loan additions and principal collections, net	1,328	(3,606)
Investment in foreclosed assets	(444)	(176)
Proceeds from the sale of foreclosed assets	185	-

Net cash provided by (used in) investing activities	1,069	(3,782)

Cash flows from financing activities
Contributions from preferred equity holders	-	60
Distributions to preferred equity holders	(12)	(32)
Distributions to common equity holders	(217)	-
Proceeds from secured note payable	4,084	5,262
Repayments of secured note payable	(4,390)	(2,459)
Proceeds from unsecured notes payable	5,261	3,925
Redemptions/repayments of unsecured notes payable	(3,959)	(3,087)
Deferred financing costs paid	(77)	(93)

Net cash provided by financing activities	691	3,576

Net increase in cash and cash equivalents	1,458	511

Cash and cash equivalents
Beginning of period	1,883	1,401
End of period	$3,341	$1,912

Supplemental disclosure of cash flow information
Cash paid for interest	$1,703	$1,348

Non-cash investing and financing activities
Reinvested earnings of Series B preferred equity held in interest escrow	$37	$34
Earned but not paid distributions of Series C preferred equity holders	$89	$72
Secured transferred to unsecured notes payable	$631	$-
Reclassification of deferred financing costs from other assets	$-	$189

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

As of March 31, 2020, the Company extends commercial loans to residential homebuilders (in 21 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of March 31, 2020, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2019 consolidated financial statements and notes thereto (the “2019 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2019 Financial Statements.

Accounting Standards to be Adopted

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in ASU 2016-13 introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. ASU 2016-13 also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in ASU 2016-13, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. For smaller reporting companies, the effective date for annual and interim periods is January 1, 2023. The Company is reviewing its policies and processes to ensure compliance with the requirements in ASU 2016-13.

FASB ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends the disclosure requirements of Topic 820, Fair Value Measurement, to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. The ASU applies to all entities that are required to provide disclosures about recurring or non-recurring fair value measurements. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. The effective date for the additional disclosures for calender year-end public companies is January 1, 2020.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current period presentation.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.

			Quoted Prices in Active Markets for	Significant Other	Significant
	March 31, 2020		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,031	$5,031	$–	$–	$5,031
Impaired loans, net	1,531	1,531	–	–	1,531
Total	$6,562	$6,562	$–	$–	$6,562

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
	December 31, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$4,916	$4,916	$–	$–	$4,916
Impaired loans, net	1,487	1,487	–	–	1,487
Total	$6,403	$6,403	$–	$–	$6,403

The table below is a summary of fair value estimates for financial instruments:

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,341	$3,341	$1,883	$1,883
Loans receivable, net	54,197	54,197	55,369	55,369
Accrued interest on loans	1,162	1,162	1,031	1,031
Financial Liabilities
Customer interest escrow	681	681	643	643
Notes payable secured, net	26,054	26,054	26,991	26,991
Notes payable unsecured, net	28,416	28,416	26,520	26,520
Accrued interest payable	2,414	2,414	2,533	2,533

3. Financing Receivables

Financing receivables are comprised of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Loans receivable, gross	$56,077	$57,608
Less: Deferred loan fees	(676)	(856)
Less: Deposits	(1,149)	(1,352)
Plus: Deferred origination costs	215	204
Less: Allowance for loan losses	(270)	(235)

Loans receivable, net	$54,197	$55,369

The allowance for loan losses at March 31, 2020 is $270, of which $224 related to loans without specific reserves. At December 31, 2019, the allowance was $235, of which $230 related to loans without specific reserves. No charge-offs occurred during the quarter ended March 31, 2020. During the year ended December 31, 2019, we incurred $173 in direct charge-offs.

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of March 31, 2020, the Company’s portfolio consisted of 218 commercial construction and nine development loans with 67 borrowers in 21 states.

The following is a summary of the loan portfolio to builders for home construction loans as of March 31, 2020 and December 31, 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2020	21	67	218	$86,958	$61,420	$46,161	71	%(3)	5%
2019	21	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2020 and December 31, 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread
2020	4	5	9	$12,151	$11,066	$9,916	82	%(4)	7%
2019	4	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. For both March 31, 2020 and December 31, 2019, a portion of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our 2019 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	March 31, 2020	December 31, 2019

Pass	$50,809	$53,542
Special mention	3,687	2,571
Classified – accruing	–	–
Classified – nonaccrual	1,581	1,495

Total	$56,077	$57,608

Finance Receivables – Method of impairment calculation:

	March 31, 2020	December 31, 2019

Performing loans evaluated individually	$27,732	$26,233
Performing loans evaluated collectively	26,764	29,880
Non-performing loans without a specific reserve	1,063	1,467
Non-performing loans with a specific reserve	518	28

Total evaluated collectively for loan losses	$56,077	$57,608

As March 31, 2020 and December 31, 2019, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$1,581	$1,495
Charge-offs and payments applied	-	-
Gross value before related allowance	1,581	1,495
Related allowance	(50)	(8)
Value after allowance	$1,531	$1,487

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2020		December 31, 2019
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	25%	Pittsburgh, PA	25%
Second highest concentration risk	Orlando, FL	16%	Orlando, FL	15%
Third highest concentration risk	Cape Coral, FL	4%	Cape Coral, FL	3%

4. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Beginning balance	$4,916	$5,973	$5,973
Additions from loans	-	3,352	-
Additions for construction/development	444	763	176
Sale proceeds	(185)	(4,543)	-
Loss on sale	(35)	(274)	-
Gain on foreclosure	-	203	-
Impairment loss on foreclosed assets	(109)	(558)	(80)
Ending balance	$5,031	$4,916	$6,069

5. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$25,445	$26,806
Secured line of credit from affiliates	2	614	189
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,407	1,407
Unsecured Notes through our public offering, gross	5	21,070	20,308
Other unsecured debt (subordinated)	5	5,302	4,131
Other unsecured debt (junior subordinated)	6	590	590

Total		$54,928	$53,931

The following table shows the maturity of outstanding debt as of March 31, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2020	$31,813	$1,949	$4,424	$25,439
2021	13,006	11,570	1,420	16
2022	5,225	3,463	1,746	16
2023	1,027	821	189	17
2024 and thereafter	3,857	3,267	20	571
Total	$54,928	$21,070	$7,799	$26,059

Secured Borrowings

Lines of Credit

As of March 31, 2020, the Company had borrowed $614 on its lines of credit from affiliates, which have a total limit of $2,500.

Summary

Borrowings secured by loan assets are summarized below:

	March 31, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$12,593	$8,428	$13,711	$9,375
S.K. Funding	10,004	6,771	10,394	6,771

Lender
Shuman	1,798	1,325	1,785	1,325
Jeff Eppinger	1,941	1,000	1,821	1,000
Hardy Enterprises, Inc.	1,852	1,000	1,684	1,000
Gary Zentner	611	250	472	250
R. Scott Summers	1,210	847	841	628
Paul Swanson	6,105	5,193	8,377	5,824
Total	$36,114	$24,814	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at March 31, 2020 and December 31, 2019 was 10.68% and 10.56%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Gross Notes outstanding, beginning of period	$20,308	$17,348	$17,348
Notes issued	4,722	11,127	3,532
Note repayments / redemptions	(3,960)	(8,167)	(2,049)

Gross Notes outstanding, end of period	$21,070	$20,308	$18,831

Less deferred financing costs, net	453	416	454

Notes outstanding, net	$20,617	$19,892	$18,377

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Deferred financing costs, beginning balance	$786	$1,212	$1,212
Additions	77	365	282
Disposals	-	(791)	–
Deferred financing costs, ending balance	863	786	1,494
Less accumulated amortization	(410)	(370)	(1,040)
Deferred financing costs, net	$453	$416	$454

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months	Year	Three Months
	Ended March 31, 2020	Ended December 31, 2019	Ended March 31, 2019

Accumulated amortization, beginning balance	$370	$1,000	$1,000
Additions	40	161	40
Disposals	-	(791)	-
Accumulated amortization, ending balance	$410	$370	$1,040

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	March 31, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	March 2021	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	June 2020(6)	10.0%	1,807	1,176
Subordinated Promissory Note	September 2020	9.5%	563	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	500	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	500	500
Subordinated Promissory Note	Demand	5.0%	3	3
Subordinated Promissory Note	December 2023	11%	20	-
Subordinated Promissory Note	February 2024	11%	20	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$7,799	$6,628

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

(6)	Amount due in June 2020 is $1,000 with the remainder due November 2020.

6. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Beginning balance	$2,959	$2,385	$2,385
Additions from new investment	-	300	-
Distributions	(12)	(42)
Additions from reinvestment	89	316	72

Ending balance	$3,036	$2,959	$2,457

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of March 31, 2020:

Year Maturing	Total Amount Redeemable

2024	$2,719
2025	317

Total	$3,036

7. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of March 31, 2020, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding as of March 31, 2020 and December 31, 2019.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions. As of March 31, 2020, the Hoskins Group owned a total of 14.7 Series B Preferred Units, which were issued for a total of $1,470.

8. Related Party Transactions

As of March 31, 2020, the Company had $1,250, $250, and $386 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 of our 2019 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

9. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $15,259 and $16,662 at March 31, 2020 and December 31, 2019, respectively.

10. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2020 and 2019 are as follows:

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2020	2019	2019	2019	2019

Net interest income after loan loss provision	$955	$1,117	$1,115	$818	$1,079
Non-interest income	-	22	86	95	-
SG&A expense	708	447	703	620	624
Depreciation and amortization	21	26	21	22	23
Loss on sale of foreclosed assets	35	–	274	–	–
Impairment loss on foreclosed assets	109	282	–	196	80
Net income	$82	$384	$203	$75	$352

11. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses
Legal and accounting	$139	$127
Salaries and related expenses	278	362
Board related expenses	25	16
Advertising	21	19
Rent and utilities	13	9
Loan and foreclosed asset expenses	135	20
Travel	59	32
Other	38	39
Total SG&A	$708	$624

12. Subsequent Events

Management of the Company has evaluated subsequent events through May 11, 2020, the date these interim condensed consolidated financial statements were issued.

In March 2020, the Company told all of its borrowers that it would fund all loans where the underlying house was already under construction, and advised the customers to build as quickly as possible to bring the houses on the market as soon as possible. For loans where the borrower had not yet begun construction of the underlying house, the Company told the borrowers that it would not fund construction and that they should therefore not start construction. As described below, the Company is now beginning to fund additional loans in certain limited circumstances.

The Company continues to monitor market conditions overall and in the specific markets in which it lends. Most non-bank competitors are no longer making new loans and some are not funding existing loans. Some markets have had little to no impact from a housing perspective as a result of COVID-19, while other markets have been impacted. Borrowers in Pennsylvania and Michigan have been most impacted by COVID-19 due to the government shutting down home construction completely in those states (Pennsylvania has announced reopening construction on May 1, 2020). Opportunities for home sales for our borrowers in their markets are impacted to varying degrees. The Company is now funding new loans to borrowers in stronger markets for the purpose of developing presold homes, which loans have reduced (60%) loan-to-value ratios. The Company is also considering funding spec loans in those same markets on a case-by-case basis for loans with reduced loan-to-value ratios (50-60%).

Changes in home buyer FICO scores and other requirements by end user lenders is expected to impact the Company’s builders who focus on lower priced homes, and some real estate markets where the primary business is entertainment will be more impacted than most other markets. The Company has some customers in Orlando, Florida, and is working through issues with two of those customers. Some of those customers may have their credit quality downgraded in future quarters, and the Company is working to mitigate any losses it may incur as a result of the virus for those customers and others as they become known.

As of April 20, 2020, the Company informed some of those builders located in stronger markets to begin construction. As a result, the committed amount on the remaining loans that the Company has not released for construction to begin was $4,200 with $3,000 unfunded.

On May 7, 2020, the Company made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of its customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than the 50% loan to value established in April 2020 but more conservative than terms prior to the arrival of COVID-19.

Management is also contemplating purchasing debt from other similar lending companies at deep discounts, but does not have any serious prospects at this time.

On May 5, 2020, we entered into an agreement to borrow approximately $362 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. The loan has an interest rate of 1.0% and a term of 24 months. No payments are due for the first 6 months, although interest accrues, and monthly payments, which include interest, are due over the next 18 months to pay off the loan. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations. We may prepay the loan at any time prior to maturity with no prepayment penalties.

The Company is continuously monitoring the markets, builders, and the COVID-19 situation for the remaining loans which the Company has not yet released for construction. Management anticipates revisiting these lending parameters in May 2020 as the COVID-19 situation continues to develop. Management also notes that while demand for its lending products declined in 2019 due increases in competition, demand during the pandemic is increasing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2019 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

The Company faces risks related to COVID-19, which has caused significant disruptions to the economy. COVID-19 has spread globally and the outbreak has caused significant disruptions to the economy, including in the United States and in all of the markets in which the Company lends. The Company’s operating results depend significantly on the homebuilding industry.

During March 2020, the Company made the decision due to the potential impact of COVID-19 to inform its borrowers that the Company would fund all loans where the underlying asset was currently under construction. For borrowers who currently have loans where the underlying asset was at a non-start position, they were informed to not start construction until told to do so by the Company.

During April 2020, as the Company continued to monitor market conditions overall and in the specific markets in which the Company lends, the Company observed that some markets had little to no impact from a housing perspective as a result of COVID-19; however, the Company’s borrowers in Pennsylvania and Michigan were significantly impacted due to the government shutting down home construction completely. The Company made the decision to fund new loans to borrowers in stronger markets for the purpose of developing presold homes, which loans have reduced loan-to-value ratios. In addition, the Company will continue to monitor funding spec loans in some markets on a case-by-case basis for loans with reduced loan -to-value ratios.

On May 7, 2020, the Company made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of its customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than the 50% loan to value established in April 2020 but more conservative than terms prior to the arrival of COVID-19.

Net income for the first quarter of 2020 decreased by $270 when compared to the same period of 2019. The decrease in net income was primarily due to the following:

●	Fee income decreased $236 or 33% to $484 compared to the same period of 2019. Originations for the quarter ended March 31, 2020 were $7,771 compared to $18,982 for the same period of 2019; The decrease in originations was primarily due to competition and COVID-19.
●	Loss on the sale and impairment of foreclosed assets increased $64 due to one certain asset being sold and additional costs incurred to complete construction of additional properties.

We had $54,197 and $55,369 in loan assets as of March 31, 2020 and December 31, 2019, respectively. In addition, as of March 31, 2020, we had 218 construction loans in 21 states with 67 borrowers and nine development loans in four states with five borrowers.

Cash used in operations decreased $1,019 for three months ended March 31, 2020 as compared to the same period of 2019. Our decrease in operating cash flow was due primarily to a decrease in interest escrow of $349, net income of $270 and change in loan origination fees, net of $250.

Critical Accounting Estimates

To assist in evaluating our interim condensed consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2019 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2019 unless listed below.

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

March 31, 2020
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$(6,528)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $54,197.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

March 31, 2020
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$(1,761)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $5,031.

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended
	March 31,
	2020		2019
Interest Income		*		*
Interest income on loans	$2,090	14%	$1,712	13%
Fee income on loans	484	4%	720	6%
Interest and fee income on loans	2,574	18%	2,432	19%
Interest expense unsecured	727	5%	585	5%
Interest expense secured	817	6%	681	5%
Amortization of offering costs	40	-%	40	-%
Interest expense	1,584	11%	1,306	10%
Net interest income (spread)	$990	7%	$1,126	9%

Weighted average outstanding loan asset balance	$57,756		$50,886

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

Interest income on loans increased 1% for the quarter ended March 31, 2020 compared to the same period of 2019 due primarily to our cost of funds. During the quarter ended March 31, 2020 and 2019, our cost of funds was 10.69% and 10.45%, respectively. In addition, loans receivables, net increased $4,206 to $54,197 as of March 31, 2020 compared to $49,991 as of March 31, 2019. The difference between interest rate received on loans and the interest paid was 3% for both the periods ended March 31, 2020 and 2019 which is our standard margin.

We currently anticipate that the difference between our interest income and interest expense will continue to be 3% for the remainder of 2020, however our margin could be compressed as a result of COVID-19. We anticipate our standard margin to be 3% on all future construction loans and 7% on all development loans which yields a blended margin of approximately 3.4%.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loans. In addition, our development loans do not recognize a loan fee. When loans terminate before than their expected life, the remaining fee is recognized at the termination of the loan. During the quarter ended March 31, 2019, our fee income included a modification charge to our largest customer of $125. Excluding the modification charge, fee income on loans for the quarter ended March 31, 2019 was 5%. During the first quarter of 2020, our lower origination of new loans (partly due to competition and partly due to the COVID-19) caused the reduction to 4% for fee income in that quarter. Higher originations or a reduction in the balance of old loans will result in the fee income returning to 5%.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of March 31, 2020 and 2019, $1,581 and $2,617 loans were not paying interest, respectively. As of late April 2020, and directly related to COVID-19, one of our customers in default located in Orlando, Florida entered into negotiations to sell half of his loans to another of our customers. We are working with the customer with respect to the remainder of his loans either through a deed in lieu of foreclosure or a foreclosure.

Foreclosed assets do not provide a monthly interest return. As of March 31, 2020 and 2019, foreclosed assets were $5,031 and $6,069, respectively, which resulted in a negative impact on our interest spread in both years.

The amount of nonperforming assets is expected to increase over the next quarter due to some of the nonperforming loans becoming foreclosed assets, and will decrease as we continue to sell our assets where construction is complete.

SG&A Expenses

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses
Legal and accounting	$139	$127
Salaries and related expenses	278	362
Board related expenses	25	16
Advertising	21	19
Rent and utilities	13	9
Loan and foreclosed asset expenses	135	20
Travel	59	32
Other	38	39
Total SG&A	$708	$624

Our SG&A expense increased $84 for the quarter ended March 31, 2020 compared to the same period of 2019 due significantly to the following:

●	Loan and foreclosed asset expenses increased $115 due to additional construction costs incurred to complete properties. The Company had 15 foreclosed assets under construction as of March 31, 2020 compared to three for the same period of 2019;
●	Legal and accounting fees increased $12 due to additional costs incurred related to the amendment of our third Indenture;
●	Board related expenses increased $9 due to the addition of one board member in April 2019;
●	Travel increased $27 due to timing of field travel; and
●	These items were offset by a decrease in salaries and related expenses which resulted from the reduction of two employees and lower Company quota bonuses.

Impairment Loss on Foreclosed Assets

As of March 31, 2020 and 2019, impaired loss on foreclosed assets was $109 and $80, respectively. The increase in foreclosed assets was directly related to properties acquired back due to the death of a borrower in 2018. During the quarter ended March 31, 2019, we finished our largest foreclosed asset in Sarasota, Florida and recorded an impairment of $80 during the quarter on that property.

We do not anticipate losses on the sale of foreclosed assets in the future; however, this may be subject to change based on the final selling price of the foreclosed assets.

Loan Loss Provision

Our loan loss provision decreased $12 for the quarter ended March 31, 2020, compared to the same periods of 2019. The decrease in loan loss provision was primarily due to the reduction in loan loss provision for our collective reserve of $46, which was offset by an increase in loans with a specific reserve of $34. The increase in our specific researve related to additional impairment on two of our assets.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$1,345	$807	$269	60%		5%
Connecticut	1	2	683	450	179	66%		5%
Colorado	1	1	630	425	425	67%		5%
Florida	16	107	32,293	24,079	18,847	75%		5%
Georgia	3	4	2,085	1,343	942	64%		5%
Illinois	1	1	1,245	747	367	60%		5%
Indiana	2	3	1,687	1,083	554	64%		5%
Michigan	4	6	2,145	1,480	1,298	69%		5%
New Jersey	3	5	1,676	1,255	1,245	74%		5%
New York	2	4	1,740	1,199	979	69%		5%
North Carolina	5	14	3,875	2,691	1,506	69%		5%
Ohio	3	8	3,463	2,206	1,814	64%		5%
Oregon	2	4	1,887	1,252	798	66%		5%
Pennsylvania	3	20	17,129	11,557	10,403	67%		5%
South Carolina	8	20	6,583	4,907	2,734	75%		5%
Tennessee	3	4	1,367	1,069	547	78%		5%
Texas	4	6	3,009	1,987	946	66%		5%
Utah	2	4	2,307	1,701	1,210	74%		5%
Virginia	1	2	820	535	520	65%		5%
Washington	1	1	450	315	293	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Total	67	218	$86,958	$61,420	$46,161	71	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	1	$630	$425	$424	67%		5%
Connecticut	1	1	340	224	55	66%		5%
Florida	17	112	32,259	24,031	16,826	74%		5%
Georgia	3	4	2,085	1,343	917	64%		5%
Idaho	1	1	310	217	173	70%		5%
Indiana	2	3	1,687	1,083	383	64%		5%
Michigan	4	11	3,696	2,566	1,820	69%		5%
New Jersey	3	6	1,925	1,471	1,396	76%		5%
New York	2	3	1,370	940	743	69%		5%
North Carolina	6	20	5,790	4,009	2,471	69%		5%
Ohio	3	9	4,117	2,664	2,153	65%		5%
Oregon	1	2	1,137	796	739	70%		5%
Pennsylvania	3	24	20,791	13,322	11,772	64%		5%
South Carolina	11	25	8,809	6,419	4,786	73%		5%
Tennessee	3	4	1,367	1,069	503	78%		5%
Texas	3	4	1,984	1,270	843	64%		5%
Utah	2	4	1,862	1,389	1,000	75%		5%
Virginia	1	3	1,245	815	734	65%		5%
Washington	1	2	1,040	728	445	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Wyoming	1	1	228	160	143	70%		5%
Total	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2020:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$9,335	$8,200	$8,384	90%		7%
Florida	2	3	1,301	1,356	783	60%		7
North Carolina	1	1	400	260	131	33%		7
South Carolina	1	2	1,115	1,250	618	55%		7
Total	5	9	$12,151	$11,066	$9,916	82	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$10,191	$7,000	$7,389	73%		7%
Florida	2	3	1,301	1,356	891	68%		7
North Carolina	1	1	400	260	99	25%		7
South Carolina	1	2	1,115	1,250	618	55%		7
Total	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Loans receivable, gross	$56,077	$57,608
Less: Deferred loan fees	(676)	(856)
Less: Deposits	(1,149)	(1,352)
Plus: Deferred origination costs	215	204
Less: Allowance for loan losses	(270)	(235)

Loans receivable, net	$54,197	$55,369

The following is a roll forward of combined loans:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Beginning balance	$55,369	$46,490	$46,490
Additions	9,462	56,842	13,404
Principal collections	(10,993)	(45,009)	(9,600)
Transferred to foreclosed assets	–	(3,352)	–
Change in builder deposit	203	157	(197)
Change in loan loss provision	(35)	(49)	(47)
Change in loan fees, net	191	290	(59)
Ending balance	$54,197	$55,369	$49,991

Finance Receivables – By risk rating:

	March 31, 2020	December 31, 2019

Pass	$50,809	$53,542
Special mention	3,687	2,571
Classified – accruing	–	–
Classified – nonaccrual	1,581	1,495

Total	$56,077	$57,608

Finance Receivables – Method of impairment calculation:

	March 31, 2020	December 31, 2019

Performing loans evaluated individually	$27,732	$26,233
Performing loans evaluated collectively	26,764	29,880
Non-performing loans without a specific reserve	1,063	1,467
Non-performing loans with a specific reserve	518	28

Total evaluated collectively for loan losses	$56,077	$57,608

At March 31, 2020 and December 31, 2019, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$1,581	$1,495
Charge-offs and payments applied	-	-
Gross value before related allowance	1,581	1,495
Related allowance	(50)	(8)
Value after allowance	$1,531	$1,487

Below is an aging schedule of loans receivable as of March 31, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	222	$54,496	97%
60-89 days	1	82	-%
90-179 days	-	-	-%
180-269 days	4	1,499	3%

Subtotal	227	$56,077	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	227	$56,077	100%

Below is an aging schedule of loans receivable as of March 31, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	222	$54,496	97%
60-89 days	1	82	-%
90-179 days	-	-	-%
180-269 days	4	1,499	3%

Subtotal	227	$56,077	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	227	$56,077	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Beginning balance	$4,916	$5,973	$5,973
Additions from loans	-	3,352	-
Additions for construction/development	444	763	176
Sale proceeds	(185)	(4,543)	-
Loss on sale	(35)	(274)	-
Gain on foreclosure	-	203	-
Impairment loss on foreclosed assets	(109)	(558)	(80)
Ending balance	$5,031	$4,916	$6,069

During the quarter ended March 31, 2020, we impaired eight of our 32 foreclosed assets which related to assets received into foreclosure due to the death of a borrower in 2018. In addition, we sold one of our foreclosed assets for proceeds of $185 and a loss of $35.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Beginning balance	$643	$939	$939
Preferred equity dividends	37	136	33
Additions from Pennsylvania loans	500	1,107	715
Additions from other loans	51	768	108
Interest, fees, principal or repaid to borrower	(550)	(2,307)	(506)
Ending balance	$681	$643	$1,289

Related Party Borrowings

As of March 31, 2020, the Company had $1,250, $250, and $386 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 to the 2019 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of March 31, 2020, the Company had borrowed $614 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Summary

The borrowings secured by loan assets are summarized below:

	March 31, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$12,593	$8,428	$13,711	$9,375
S.K. Funding	10,004	6,771	10,394	6,771

Lender
Shuman	1,798	1,325	1,785	1,325
Jeff Eppinger	1,941	1,000	1,821	1,000
Hardy Enterprises, Inc.	1,852	1,000	1,684	1,000
Gary Zentner	611	250	472	250
R. Scott Summers	1,210	847	841	628
Paul Swanson	6,105	5,193	8,377	5,824
Total	$36,114	$24,814	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at March 31, 2020 and December 31, 2019 was 10.68% and 10.56%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Gross Notes outstanding, beginning of period	$20,308	$17,348	$17,348
Notes issued	4,722	11,127	3,532
Note repayments / redemptions	(3,960)	(8,167)	(2,049)

Gross Notes outstanding, end of period	$21,070	$20,308	$18,831

Less deferred financing costs, net	453	416	454

Notes outstanding, net	$20,617	$19,892	$18,377

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019

Deferred financing costs, beginning balance	$786	$1,212	$1,212
Additions	77	365	282
Disposals	-	(791)	–
Deferred financing costs, ending balance	863	786	1,494
Less accumulated amortization	(410)	(370)	(1,040)
Deferred financing costs, net	$453	$416	$454

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months	Year	Three Months
	Ended March 31, 2020	Ended December 31, 2019	Ended March 31, 2019

Accumulated amortization, beginning balance	$370	$1,000	$1,000
Additions	40	161	40
Disposals	-	(791)	-
Accumulated amortization, ending balance	$410	$370	$1,040

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	March 31, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	March 2021	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	June 2020(6)	10.0%	1,807	1,176
Subordinated Promissory Note	September 2020	9.5%	563	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2020	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	500	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	500	500
Subordinated Promissory Note	Demand	5.0%	3	3
Subordinated Promissory Note	December 2023	11%	20	-
Subordinated Promissory Note	February 2024	11%	20	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$7,799	$6,628

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

(6)	Amount due in June 2020 is $1,000 with the remainder due November 2020.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to loan assets was 13% as of March 31, 2020 and December 31, 2019. We anticipate this ratio to decrease until more preferred equity is added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$25,445	$26,806
Secured line of credit from affiliates	2	614	189
Unsecured line of credit (senior)	3	500	500
Other unsecured debt (senior subordinated)	4	1,407	1,407
Unsecured Notes through our public offering, gross	5	21,070	20,308
Other unsecured debt (subordinated)	5	5,302	4,131
Other unsecured debt (junior subordinated)	6	590	590

Total		$54,928	$53,931

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. Combined loans outstanding as of March 31, 2020 and December 31, 2019 was 227 and 250, respectively. Gross loans receivable totaled $56,077 and $57,608, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $15,259 and $16,662 as March 31, 2020 and December 31, 2019, respectively.

We anticipate an increase in our gross loan receivables over the 12 months subsequent to March 31, 2020 by directly increasing originations by funding new loans to borrowers in stronger markets for the purpose of developing presold homes, which loans have reduced loan-to-value ratios. During the second and third quarter of 2020, we expect that loan originations will decrease compared to the same period of 2019 due to risk mitigation in response to COVID-19. In addition, competition has declined; therefore, we believe the ability to return to historical levels may be achieved through 2021.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of March 31, 2020	As of December 31, 2019
Secured debt	$26,054	$26,991
Unsecured debt	28,416	26,520
Equity	6,963	7,147

Secured debt, net of deferred financing costs decreased $937 during the three months ended March 31, 2020, which consisted of a decrease in borrowings secured by loans of $1,362 offset by an increase in affiliate lines of $425. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to March 31, 2020 through our existing loan purchase and sale agreements and additional lines of credit.

We anticipate that the other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $1,896 during the three months ended March 31, 2020 due primarily to an increased participation in our Notes program of $725 and other unsecured debts of $1,171. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to March 31, 2020.

In addition, in May 2020, we borrowed approximately $362 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP.

Equity decreased $184 during the three months ended March 31, 2020 due primarily to distributions of Class A common equity of $217 which was offset by earned but not paid distributions of Series C cumulative preferred units of $89. We anticipate an increase in our equity during the 12 months subsequent to March 31, 2020, through the issuance of additional Series C Preferred Units. If we are not able to increase our equity through the issuance of additional Series C Preferred Units, we will rely more heavily on raising additional funds through the Notes Program. If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional funds.

Contractual Obligations

The following table shows the maturity of outstanding debt as of March 31, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2020	$31,813	$1,949	$4,424	$25,439
2021	13,006	11,570	1,420	16
2022	5,225	3,463	1,746	16
2023	1,027	821	189	17
2024 and thereafter	3,857	3,267	20	571
Total	$54,928	$21,070	$7,799	$26,059

The total amount maturing through year ending December 31, 2020 is $31,813, which consists of secured borrowings of $25,439 and unsecured borrowings of $6,373.

Secured borrowings maturing through year ending December 31, 2020 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and six lenders. Our secured borrowings are classified as maturing during 2020 due primarily to the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $5,193 due July 2021, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2020, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due July 2020, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,271 no expiration date;
●	Builder Finance, Inc. – $8,428 no expiration date;
●	New LOC Agreements – $3,096 generally one-month notice and six months to reduce principal balance to zero;
●	William Myrick – $614 no expiration date; and
●	Mortgage payable – $11.

Unsecured borrowings due by December 31, 2020 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $1,949 and $4,424, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 81% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 5 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate growing our assets through the net sources and uses (12-month liquidity) listed above as well as future capital increases from debt, redeemable preferred equity, and regular equity. Our expectation to grow loan asset balances is subject to changes due to changes in demand, competition, and COVID-19. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation generally has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are average in many of the housing markets in the U.S. today, and our lending against these values is safer than loans made by financial institutions in 2006 to 2008. Our analysis of the COVID-19 impact on housing in the markets in which we do business is mixed. In many markets, our customers see demand as outpacing new housing starts. In some markets, few houses are selling due to governmental restrictions on Realtors. In Orlando, Florida, we anticipate some significant lack of demand for customers who sell more affordable homes, which is likely to lead to reductions in selling prices. We note that nationwide, fewer first-time home buyers will qualify for government backed loans due to FICO score and other criteria changes.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Higher short-term rates may increase the rates builders are charged by banks faster than our rates to the builder will grow, which might be a benefit for us. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. The rates we are paying our investors are going down due to COVID-19 and our recent offering which includes shorter redemption options with lower returns., because other alternative investments are paying lower rates. This in turn will lower the rates to our borrowers over time. We also anticipate some lower cost secured funding in the second quarter of 2020 which will also lower both our cost of funds and the rate we charge our customers.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, and December 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units on March 31, 2020:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.4306273	$43,062.73
Gregory L. Sheldon and Madeline M. Sheldon	0.1021601	10,216.01
BLDR, LLC	0.1393209	13,932.09
Schultz Family Living Trust	0.0346578	3,465.78
Jeffrey L. Eppinger	0.1212040	12,120.40
Fernando Ascencio and Lorraine Carol Ascencio	0.0648449	6,484.49
Total	0.8928150	$89,281.50

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of March 31, 2020, we had issued $13,163,000 in Notes pursuant to our current public offering. As of March 31, 2020, we incurred expenses of $428,000 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2020 were $12,735,000, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

During the quarter ended March 31, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

On May 5, 2020, we entered into an agreement to borrow approximately $362,000 from LCA Bank Corporation pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. The loan has an interest rate of 1.0% and a term of 24 months. No payments are due for the first 6 months, although interest accrues, and monthly payments, which include interest, are due over the next 18 months to pay off the loan. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations. We may prepay the loan at any time prior to maturity with no prepayment penalties.

The foregoing description of the loan obtained pursuant to the PPP does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement and the Note attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and 10.2, respectively, and incorporated herein by reference.

(b)	During the quarter ended March 31, 2020, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

10.1*	Loan Agreement dated May 5, 2020 by and between the Registrant and LCA Bank Corporation

10.2*	Note dated May 5, 2020 from the Registrant in favor of LCA Bank Corporation

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 11, 2020	By:	/s/ Catherine Loftin
Catherine Loftin
Acting Chief Financial Officer

