Form 10-Q
period 2020-06-30
Shepherd's Finance, LLC
filed 2020-08-06
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

FORM 10-Q

SHEPHERD’S FINANCE, LLC

TABLE OF CONTENTS

Page

Cautionary Note Regarding Forward-Looking Statements	3

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Interim Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	4

Interim Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	5

Interim Condensed Consolidated Statement of Changes in Members’ Capital (Unaudited) for the Six Months Ended June 30, 2020 and 2019 and for the Three Months Ended June 30, 2020 and 2019	6

Interim Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019	7

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations, and cash flows. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q. When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$2,540	$1,883
Accrued interest receivable	637	1,031
Loans receivable, net	49,797	55,369
Real estate investments	1,140	-
Foreclosed assets	5,022	4,916
Premises and equipment	919	936
Other assets	259	202
Total assets	$60,314	$64,337

Liabilities and Members’ Capital
Customer interest escrow	$550	$643
Accounts payable and accrued expenses	153	466
Accrued interest payable	2,700	2,533
Notes payable secured, net of deferred financing costs	24,293	26,991
Notes payable unsecured, net of deferred financing costs	27,606	26,520
PPP Loan and EIDL Advance	371	-
Due to preferred equity member	-	37
Total liabilities	$55,673	$57,190

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$3,115	$2,959

Members’ Capital
Series B preferred equity	1,520	1,470
Class A common equity	6	2,718
Members’ capital	$1,526	$4,188

Total liabilities, redeemable preferred equity and members’ capital	$60,314	$64,337

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Six Months ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2020	2019	2020	2019
Interest Income
Interest and fee income on loans	$1,356	$2,454	$3,931	$4,886
Interest expense:
Interest related to secured borrowings	810	769	1,627	1,450
Interest related to unsecured borrowings	774	716	1,542	1,341
Interest expense	1,584	1,485	3,169	2,791

Net interest (loss) income	(228)	969	762	2,095
Less: Loan loss provision	1,560	151	1,595	198

Net interest (loss) income after loan loss provision	(1,788)	818	(833)	1,897

Non-Interest Income
Gain on foreclosed assets	-	95	-	95
Gain on sale of foreclosed assets	3	-	3	-

Total non-interest income	3	95	3	95

(Loss) Income	(1,785)	913	(830)	1,992

Non-Interest Expense
Selling, general and administrative	462	620	1,169	1,244
Depreciation and amortization	21	22	43	45
Loss on foreclosure of assets	-	169	35	169
Impairment loss on foreclosed assets	91	27	200	107
Total non-interest expense	574	838	1,447	1,565

Net (Loss) Income	$(2,359)	$75	$(2,277)	$427

Earned distribution to preferred equity holders	92	110	218	215

Net (loss) income attributable to common equity holders	$(2,451)	$(35)	$(2,495)	$212

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Six and Three Months Ended June 30, 2020 and 2019

For the Six Months Ended June 30, 2020 and 2019

(in thousands of dollars)	2020	2019

Members’ capital, beginning balance, December 31	$4,188	$3,697
Net (loss) income less distributions to Series C preferred equity holders of $181 and $148	(2,458)	279
Contributions from Series B preferred equity holders	50	100
Earned distributions to Series B preferred equity holders	(37)	(66)
Distributions to common equity holders	(217)	(166)
Members’ capital, ending balance, June 30	$1,526	$3,844

For the Three Months Ended June 30, 2020 and 2019

(in thousands of dollars)	2020	2019

Members’ capital, beginning balance, March 31	$3,927	$3,888
Net (loss) income less distributions to Series C preferred equity holders of $92 and $75	(2,451)	171
Contributions from Series B preferred equity holders	50	40
Earned distributions to Series B preferred equity holders	-	(34)
Distributions to common equity holders	-	(192)
Members’ capital, ending balance, June 30	$1,526	$3,873

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
(in thousands of dollars)	2020	2019

Cash flows from operations
Net (loss) income	$(2,277)	$427
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of deferred financing costs	79	133
Provision for loan losses	1,595	198
Change in loan origination fees, net	(203)	220
Gain on sale of foreclosed assets	(3)	-
Loss on sale of foreclosed assets	35	-
Impairment and loss on foreclosed assets	200	276
Gain on foreclosed assets	-	(95)
Depreciation and amortization	43	45
Net change in operating assets and liabilities:
Other assets	(83)	(72)
Accrued interest receivable	394	(241)
Customer interest escrow	(167)	170
Accrued interest payable	167	129
Accounts payable and accrued expenses	(313)	(310)

Net cash (used in) provided by operating activities	(533)	880

Cash flows from investing activities
Loan additions and principal collections, net	3,040	(6,021)
Investment in foreclosed assets	(686)	(456)
Proceeds from the sale of foreclosed assets	348	-

Net cash provided by (used in) investing activities	2,702	(6,477)

Cash flows from financing activities
Contributions from preferred equity holders	50	300
Distributions to preferred equity holders	(25)	(85)
Distributions to common equity holders	(217)	(166)
Proceeds from secured notes payable	7,302	11,016
Repayments of secured notes payable	(8,879)	(6,648)
Proceeds from unsecured notes payable	6,604	6,186
Redemptions/repayments of unsecured notes payable	(6,594)	(3,923)
Proceeds from PPP Loan and EIDL Advance	371	-
Deferred financing costs paid	(124)	(331)

Net cash (used in) provided by financing activities	(1,512)	6,349

Net increase in cash and cash equivalents	657	752

Cash and cash equivalents
Beginning of period	1,883	1,401
End of period	$2,540	$2,153

Supplemental disclosure of cash flow information
Cash paid for interest	$3,002	$2,662

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$-	$34
Earned by Series B preferred equity holders and distributed to customer interest escrow	$74	$33
Earned but not paid distributions of Series C preferred equity holders	$181	$72
Secured transferred to unsecured notes payable	$1,116	$1,014
Transfer of loan receivables to real estate investments	$1,140	$-
Reclassification of deferred financing costs from other assets	$-	$189

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

As of June 30, 2020, the Company extends commercial loans to residential homebuilders (in 20 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of June 30, 2020, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2019 consolidated financial statements and notes thereto (the “2019 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2019 Financial Statements.

Accounting Standards to be Adopted

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in ASU 2016-13 introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. ASU 2016-13 also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in ASU 2016-13, along with related amendments in ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. For smaller reporting companies, the effective date for annual and interim periods is January 1, 2023. The Company is reviewing its policies and processes to ensure compliance with the requirements in ASU 2016-13.

FASB ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” amends the disclosure requirements of Topic 820, Fair Value Measurement, to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. The ASU applies to all entities that are required to provide disclosures about recurring or non-recurring fair value measurements. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. ASU 2018-13 became effective for the Company on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current period presentation.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

	June 30, 2020		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$5,022	$5,022	$–	$–	$5,022
Impaired loans due to COVID-19, net	10,337	10,337	–	–	10,337
Other impaired loans, net	1,457	1,457	–	–	1,457
Total	$16,816	$16,816	$–	$–	$16,816

	December 31, 2019		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$4,916	$4,916	$–	$–	$4,916
Impaired loans, net	1,487	1,487	–	–	1,487
Total	$6,403	$6,403	$–	$–	$6,403

The table below is a summary of fair value estimates for financial instruments:

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$2,540	$2,540	$1,883	$1,883
Loans receivable, net	49,797	49,797	55,369	55,369
Accrued interest on loans	637	637	1,031	1,031
Financial Liabilities
Customer interest escrow	550	550	643	643
Notes payable secured, net	24,293	24,293	26,991	26,991
Notes payable unsecured, net	27,606	27,606	26,520	26,520
PPP Loan and EIDL Advance	371	371	-	-
Accrued interest payable	2,700	2,700	2,533	2,533

3. Financing Receivables

Financing receivables are comprised of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Loans receivable, gross	$52,905	$57,608
Less: Deferred loan fees	(725)	(856)
Less: Deposits	(965)	(1,352)
Plus: Deferred origination costs	276	204
Less: Allowance for loan losses	(1,694)	(235)

Loans receivable, net	$49,797	$55,369

The allowance for loan losses at June 30, 2020 was $1,694, of which $154 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,152, special mention loans of $340, and impaired loans not due to impacts from COVID-19 of $47. As of December 31, 2019, the allowance was $235, of which $230 related to loans without specific reserves. During the quarter and six months ended June 30, 2020, we incurred $136 in direct charge-offs compared to $173 for the year ended December 31, 2019.

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

As of June 30, 2020, the Company’s portfolio consisted of 223 commercial construction and eight development loans with 64 borrowers in 20 states.

The following is a summary of the loan portfolio to builders for home construction loans as of June 30, 2020 and December 31, 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2020	20	64	223	$86,627	$59,513	$43,929	69	%(3)	5%
2019	21	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2020 and December 31, 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
2020	4	5	8	$11,023	$10,608	$8,976	81	%(4)	7%
2019	4	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. For both June 30, 2020 and December 31, 2019, a portion of this collateral is $1,520 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Receivables - Disclosures.” See our 2019 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	June 30, 2020	December 31, 2019

Pass	$37,478	$53,542
Special mention	2,434	2,571
Classified – accruing	–	–
Classified – nonaccrual	12,993	1,495

Total	$52,905	$57,608

Finance Receivables – Method of impairment calculation:

	June 30, 2020	December 31, 2019

Performing loans evaluated individually	$18,108	$26,233
Performing loans evaluated collectively	21,804	29,880
Non-performing loans without a specific reserve	-	1,467
Non-performing loans with a specific reserve to COVID-19	11,489	-
Other non-performing loans with a specific reserve	1,504	28

Total evaluated collectively for loan losses	$52,905	$57,608

As of June 30, 2020, and December 31, 2019, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$13,014	$1,495
Charge-offs and payments applied	(21)	-
Gross value before related allowance	12,993	1,495
Related allowance	(1,199)	(8)
Value after allowance	$11,794	$1,487

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2020		December 31, 2019
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	29%	Pittsburgh, PA	25%
Second highest concentration risk	Orlando, FL	14%	Orlando, FL	15%
Third highest concentration risk	Cape Coral, FL	6%	Cape Coral, FL	3%

4. Real Estate Investment Assets

During June 2020, the Company acquired two lots from a borrower in exchange for extinguishing two loans secured by those lots in the principal amount of $640. In a subsequent transaction with an unrelated party the Company transferred the two lots in exchange for five lots. In addition, the Company paid a $500 management fee for the development of homes on the five lots acquired from the unrelated party. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower who initially sold us the two lots.

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Beginning balance	$–	$–	$–
Transfers from loans	1,140	–	–
Ending balance	$1,140	$–	$–

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Beginning balance	$4,916	$5,973	$5,973
Additions from loans	-	3,352	1,716
Additions for construction/development	686	763	456
Sale proceeds	(348)	(4,543)	–
Loss on sale	(35)	(274)	–
Gain on foreclosure	-	203	95
Gain on sale of foreclosed assets	3	-	-
Impairment loss on foreclosed assets due to COVID-19	(91)	-	-
Other impairment loss on foreclosed assets	(109)	(558)	(276)
Ending balance	$5,022	$4,916	$7,964

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,651	$26,806
Secured line of credit from affiliates	2	651	189
Unsecured line of credit (senior)	3	500	500
PPP Loan and EIDL Advance	3	371	-
Other unsecured debt (senior subordinated)	4	1,407	1,407
Unsecured Notes through our public offering, gross	5	20,777	20,308
Other unsecured debt (subordinated)	5	4,788	4,131
Other unsecured debt (junior subordinated)	6	590	590

Total		$52,735	$53,931

The following table shows the maturity of outstanding debt as of June 30, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2020	$28,532	$1,381	$3,830	$23,321
2021	13,540	11,856	1,668	16
2022	5,526	3,661	1,849	16
2023	1,116	821	189	106
2024 and thereafter	4,021	3,058	120	843
Total	$52,735	$20,777	$7,656	$24,302

(1)	Other Unsecured includes our PPP Loan of $361 and EIDL Advance of $10 (each described below) of which $21, $247, and $103, collectively, matures during 2020, 2021 and 2022, respectively. All or a portion of the PPP Loan may be forgiven.

Secured Borrowings

Lines of Credit from Affiliates

As of June 30, 2020, the Company had borrowed $651 on its lines of credit from affiliates, which have a total limit of $2,500.

Community Bank Loan (the “Community Bank Loan”)

On June 30, 2020, the Company entered into a business loan agreement with Community Bank. The Community Bank Loan is secured by 13 of our foreclosed assets and includes the following terms:

●	Principal not to exceed $362;
●	Principal payments begin July 30, 2023;
●	Interest rate of 3.8% per annum based on a year of 360 days; and
●	Due date of June 30, 2025.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $9 and $5 as of June 30, 2020 and December 31, 2019, respectively. Amortization expense for secured deferred financing costs was immaterial for the quarter and six months ended June 30, 2020 and for the year ended December 31, 2019.

Summary

Borrowings secured by commercial and development loan assets are summarized below:

	June 30, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$10,804	$7,918	$13,711	$9,375
S.K. Funding, LLC	8,730	5,815	10,394	6,771

Lender
Shuman	2,201	1,325	1,785	1,325
Jeff Eppinger	1,821	1,000	1,821	1,000
Hardy Enterprises, Inc.	1,141	800	1,684	1,000
Gary Zentner	642	250	472	250
R. Scott Summers	1,443	847	841	628
Paul Swanson	6,319	4,708	8,377	5,824
Total	$33,101	$22,663	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at June 30, 2020 and December 31, 2019 was 10.48% and 10.56%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Gross Notes outstanding, beginning of period	$20,308	$17,348	$17,348
Notes issued	5,668	11,127	5,818
Note repayments / redemptions	(5,199)	(8,167)	(3,925)

Gross Notes outstanding, end of period	$20,777	$20,308	$19,241

Less deferred financing costs, net	456	416	460

Notes outstanding, net	$20,321	$19,892	$18,781

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Deferred financing costs, beginning balance	$786	$1,212	$1,212
Additions	119	365	331
Disposals	–	(791)	–
Deferred financing costs, ending balance	905	786	1,543
Less accumulated amortization	(449)	(370)	(1,083)
Deferred financing costs, net	$456	$416	$460

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Accumulated amortization, beginning balance	$370	$1,000	$1,000
Additions	79	161	83
Disposals	–	(791)	–
Accumulated amortization, ending balance	$449	$370	$1,083

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	June 30, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2021	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	October 2020(6)	10.0%	2,293	1,176
Subordinated Promissory Note	September 2020	9.5%	563	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	-	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	-	500
Subordinated Promissory Note	December 2020	5.0%	3	3
Subordinated Promissory Note	December 2023	11%	20	-
Subordinated Promissory Note	February 2024	11%	20	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$7,285	$6,628

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

(6)	Amount due in October 2020 is $1,000 with the remainder due in November 2020.

Paycheck Protection Program Loan

On May 5, 2020 the Company entered into a loan agreement (the “PPP Loan”) with LCA Bank Corporation to borrow $361 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. The loan has an interest rate of 1.0% and a term of 24 months. No payments are due for the first six months, although interest accrues, and monthly payments, which include interest, are due over the next 18 months to pay off the loan. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations. We may prepay the loan at any time prior to maturity with no prepayment penalties.

Economic Injury Disaster Loan Advance (the “EIDL Advance”)

The Economic Injury Disaster Loan Emergency Advance is a $10 grant for companies that successfully submit an EIDL (“Economic Injury Disaster Loan”) application. During April 2020, the Company received the grant (the “EIDL Advance”) which may be used for payroll and other certain operating expenses. The EIDL Advance will reduce the forgiveness of the PPP Loan depending on certain parameters required by the CARES Act.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Beginning balance	$2,959	$2,385	$2,385
Additions from new investment	-	300	200
Distributions	(25)	(42)	(18)
Additions from reinvestment	$181	316	148

Ending balance	$3,115	$2,959	$2,715

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of June 30, 2020:

Year Maturing	Total Amount Redeemable

2024	$2,888
2025	227

Total	$3,115

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of June 30, 2020, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding as of June 30, 2020 and December 31, 2019.

Series B Preferred Units were initially issued to the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions. As of June 30, 2020, the Hoskins Group owned a total of 15.2 Series B Preferred Units, which were issued for a total of $1,520.

9. Related Party Transactions

As of June 30, 2020, the Company had $1,249, $250, and $350 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 of our 2019 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $15,585 and $16,662 at June 30, 2020 and December 31, 2019, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2020 and 2019 are as follows:

	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2020(1)	2020	2019	2019	2019	2019

Net (loss) interest Income after Loan Loss Provision	$(1,788)	$955	$1,117	$1,115	$818	$1,079
Non-Interest Income	3	-	22	86	95	-
SG&A Expense	462	708	447	703	620	624
Depreciation and Amortization	21	21	26	21	22	23
Loss on Sale of Foreclosed Assets	–	35	–	274	–	–
Impairment Loss on Foreclosed Assets	91	109	282	–	196	80
Net (loss) income	$(2,359)	$82	$384	$203	$75	$352

(1)	During the quarter ended June 30, 2020, net interest income after loan loss provision was reduced due to COVID-19 by $1,492 and $469 for loan loss provision and charges to interest income, respectively. In addition, the Company wrote off $469 of interest income directly related to COVID-19. During the quarter ended June 30, 2020, impairment loss on foreclosed assets of $91 was due to the impact of COVID-19.

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Six Months Ended June 30,
	2020	2019
Selling, general and administrative expenses
Legal and accounting	$181	$174
Salaries and related expenses	484	784
Board related expenses	50	41
Advertising	36	50
Rent and utilities	23	25
Loan and foreclosed asset expenses	234	47
Travel	82	46
Other	79	77
Total SG&A	$1,169	$1,244

13. Subsequent Events

Management of the Company has evaluated subsequent events through August 6, 2020, the date these interim condensed consolidated financial statements were issued.

In July 2020, the Company purchased two loans at cost from Daniel M. Wallach (the Company’s Chief Executive Officer and Chairman of the board of managers) for approximately $198. Those loans had previously been purchased from the Company by Mr. Wallach.

Also, in July 2020, the Company reserved certain loan losses for loans issued to one of its largest borrowers. However, that borrower has agreed to repay most of the amounts written off, contingent upon the borrower receiving revenues from a construction management agreement it has with an unrelated party. Any revenue received from this arrangement will be income to the Company.

The Company is continuously monitoring the markets, builders, and the COVID-19 situation for the remaining loans which the Company has not yet released for construction. Management anticipates revisiting these lending parameters during the third quarter of 2020 as the COVID-19 situation continues to develop. However, due to the continued cases of the COVID-19 pandemic, there are still economic uncertainties that could negatively impact net income (loss). Other financial impacts could occur though such potential impact is unknown at this time.

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

Overview

The Company has been impacted and continues to face risks related to COVID-19, which has caused disruptions to the economy and in all of the markets in which the Company lends. The Company’s operating results depend significantly on the homebuilding industry.

During March 2020, the Company made the decision due to the potential impact of COVID-19 to inform its borrowers that the Company would fund all loans where the underlying asset was currently under construction. Borrowers with loans in which the underlying asset was at a non-start position were informed to not start construction until told to do so by the Company.

During April 2020, as the Company continued to monitor market conditions overall and in the specific markets in which the Company lends, the Company observed that some markets had little to no impact from a housing perspective as a result of COVID-19; however, the Company’s borrowers in Pennsylvania and Michigan were significantly impacted due to the government shutting down home construction completely, and customers in Florida were significantly impacted by the changes in lending rules for end users and the high levels of unemployment caused by COVID-19. The Company made the decision to fund new loans to borrowers in stronger markets for the purpose of developing presold homes, which loans have reduced loan-to-value ratios. In addition, the Company continued to monitor funding spec loans in some markets on a case-by-case basis for loans with reduced loan-to-value ratios. The Company also stopped recognizing interest on loans issued to customers impacted by COVID-19 which continued through June and is expected to continue until those loans are paid off. Through June 2020, the amount of estimated unearned interest income due to COVID-19 that was not recognized for the second quarter was $402.

On May 7, 2020, the Company made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of its customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than those established in April 2020 but more conservative than terms prior to the arrival of COVID-19. Currently, the Company is offering normal terms to approximately 40% of its customers, and restricted terms to approximately 60% of its customers. The Company averaged $2,251 in new loan originations in the first five months of 2020, but under these terms the Company originated $7,247 of loans in June 2020 and $6,374 of loans in July 2020. The fees from these originations is typically recognized over 12 months and has had little impact on our financial statements through June 2020; however, the new loan fees from these two months before deferred loan origination costs was $322 which we will recognize over 12 months. The Company attributes this increase in volume to many of its larger nonbank competitors going out of business or leaving the lending business.

Net income for the quarter and six months ended June 30, 2020 decreased $2,434 and $2,704, respectively, when compared to the same periods of 2019. The decrease in net income was primarily due to the economic effects stemming from the COVID-19 pandemic, which included the following:

●

Interest income decreased $805 to $1,044 and $426 to $3,135 for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019. The decrease was due primarily to direct write offs of interest income of $469 for both the quarter and six months ended June 30, 2020. In addition, the Company estimated $402 in reduced interest income for both the quarter and six months ended June 30, 2020 due to non-performing loans not accruing interest due to COVID-19.

●

Fee income decreased $293 to $312 and $529 to $796 for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019. Originations for the quarter and six months ended June 30, 2020 were $10,233 and $18,504, respectively, compared to $13,879 and $32,861 for the same periods of 2019. The decrease in originations was primarily due to the impact of the COVID-19 pandemic.

●

Loan loss provision increased $1,409 to $1,560 and $1,397 to $1,595 for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019. The increase was due primarily to impairment on loans related to COVID-19.

●	Impairment loss on foreclosed assets due to COVID-19 increased $91 for both the quarter and six months ended June 30, 2020.

The Company anticipates a moderate profit in the third quarter of 2020 and an increase in profit in the fourth quarter of 2020 compared to the third quarter of 2020. To achieve these increases in profits, the Company is focused on the following three things:

1.	First, the Company is focused on reducing the number of assets currently not paying interest. Due primarily to the impact of COVID-19, the Company transferred the loan receivables balance of $9,728 for one of our largest borrowers into a non-performing asset. The Company’s reduction of non-performing assets is expected to be achieved by a combination of the selling of foreclosed assets and the payoff of nonperforming loans;

2.	Second, the Company is focused on continuing the higher level of new loan originations that the Company has seen in June and July 2020; and

3.	Third, the Company seeks to have the cash to fund new originations through new financing and the potential reduction of nonperforming assets.

We anticipate that the housing market in most of the areas in which we do business will be strong despite the impact of COVID-19, and that doing business with our best customers in those markets will provide good performing loans for our balance sheet. We also anticipate that the losses we incurred in principal related to COVID-19 will not continue, and that the lack of interest due to nonperforming assets from COVID-19 will decrease significantly over the course of the rest of 2020.

During the quarter ended June 30, 2020, the Company purchased $10,000 of life insurance covering Daniel M. Wallach for the benefit of the Company as a beneficiary, which renews annually.

We had $49,797 and $55,369 in loan assets as of June 30, 2020 and December 31, 2019, respectively. In addition, as of June 30, 2020, we had 223 construction loans in 20 states with 64 borrowers and eight development loans in four states with five borrowers.

Cash used in operations decreased $1,413 for six months ended June 30, 2020 as compared to the same period of 2019. Our decrease in operating cash flow was due primarily to impairment loss related to impacts of the COVID-19 pandemic.

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

Change in Fair Value Assumption	June 30, 2020 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$6,153

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $49,797.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	June 30, 2020 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed assets by 35%*	$-
Decreasing fair value of the foreclosed assets by 35%**	$(1,757)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $5,022.

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Interest Income		*		*		*		*
Estimated Interest income on loans due to COVID-19	$1,915	14%	$1,849	14%	$4,006	14%	$3,561	14%
Estimated unearned interest income due to COVID-19	(402)	(3)%	-	-	(402)	(1)%	-	-
Write-offs due to COVID-19	(469)	(3)%	-	-	(469)	(2)%	-	-
Interest income on loans	$1,044	8%	$1,849	14%	$3,135	11%	$3,561	14%

Fee income on loans	312	2%	605	5%	796	3%	1,325	5%
Interest and fee income on loans	1,356	10%	2,454	19%	3,931	14%	4,886	19%
Interest expense unsecured	735	5%	673	5%	1,463	5%	1,258	5%
Interest expense secured	810	6%	769	5%	1,627	6%	1,450	5%
Amortization offering costs	39	-%	43	1%	79	-%	83	1%
Interest expense	1,584	11%	1,485	11%	3,169	11%	2,791	11%
Net (loss) interest income (spread)	(228)	(1)%	969	8%	762	3%	2,095	8%

Weighted average outstanding loan asset balance	$53,716		$53,620		$55,736		$52,253

* Annualized amount as percentage of the weighted average outstanding gross loan balance.

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

Interest income on loans decreased to 8% and 11% for the quarter and six months ended June 30, 2020, respectively, compared to 14% for both the quarter and six months ended June 30, 2019. The Company expensed $469 in interest income for both the quarter and six months ended June 30, 2020 due to impairment of loans associated with four of our borrowers directly related to COVID-19. In addition, interest not earned during the quarter ended June 30, 2020 related to those borrowers was approximately $402.

The difference between estimated interest income on loans due to COVID-19 and the interest paid was 3% for both the quarter and six months ended June 30, 2020 compared to the same periods of 2019, which is our standard margin.

We anticipate our standard margin to be 3% on all future construction loans and 7% on all development loans which yields a blended margin of approximately 3.4%.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. We do not recognize a loan fee on our development loans. When loans terminate before than their expected life, the remaining fee is recognized at the termination of the loan.

During the quarter and six months ended June 30, 2020, fee income on loans decreased 3% and 2%, respectively, compared to the same periods of 2019. During the quarter ended June 30, 2020, our lower origination of new loans was primarily due to the impact of the COVID-19 pandemic. During the six months ended June 30, 2020, our lower originations of new loans was partly due to competition and partly due to the impact of the COVID-19 pandemic. We anticipate that higher originations and a reduction in the balance of old loans would result in the fee income returning to 5%.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of June 30, 2020 and 2019, we had 46 impaired loans in the aggregate amount of $12,993 and eight impaired loans in the aggregate amount of $1,663 that were not paying interest, respectively. Non-performing assets not related to the impact of COVID-19 were $1,504; however, due to the impact of COVID-19, the Company transferred the loan receivables balance of $9,728 for one of our largest borrowers into a non-performing asset.

Foreclosed assets do not provide a monthly interest return. As of June 30, 2020 and 2019, foreclosed assets were $5,022 and $7,964, respectively, which resulted in a negative impact on our interest spread in both years.

The amount of nonperforming assets is expected to decrease in the third quarter of 2020 as we continue to sell our assets when construction is complete.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative expenses
Legal and accounting	$42	$47	$181	$174
Salaries and related expenses	206	422	484	784
Board related expenses	25	25	50	41
Advertising	15	31	36	50
Rent and utilities	10	16	23	25
Loan and foreclosed asset expenses	99	27	234	47
Travel	23	14	82	46
Other	42	38	79	77
Total SG&A	$462	$620	$1,169	$1,244

Our SG&A expense decreased $158 and $75 for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019 due significantly to the following:

●

Salaries and related expenses decreased for the quarter and six months ended June 30, 2020 by $216 and $300, respectively, compared to the same periods of 2019. The decrease was due to the increase in deferred originations costs of $87 to $181 and $50 to $314 for the quarter and six months ended June 30, 2020, compared to the same periods of 2019 directly related to the reduction of the number of loan originations. In addition, profit sharing expense decreased to $0 for both the quarter and six months ended June 30, 2020. During the quarter and six months ended June 30, 2019 profit sharing expense was $70 and $144, respectively.

●	Loan and foreclosed asset expenses increased for the quarter and six months ended June 30, 2020 by $72 and $187, respectively, compared to the same periods of 2019 due to additional real estate owned asset expenses for taxes and insurance.

Impairment Loss on Foreclosed Assets

For the quarter and six months ended June 30, 2020, impairment loss on foreclosed assets increased $64 to $91 and $93 to $200, respectively, compared to the same periods of 2019 primarily due to charges as a result of the impact of the COVID-19 pandemic.

We do not anticipate significant losses on the sale of foreclosed assets in the future; however, this may be subject to change based on the final selling price of the foreclosed assets.

Loan Loss Provision

Our loan loss provision increased $1,409 to 1,560 and $1,397 to $1,595 for the quarter and six months ended June 30, 2020, respectively, compared to the same periods of 2019. The increase in loan loss provision was primarily due to specific reserves for loan assets impaired due to the impact of the COVID-19 pandemic of $1,152 and special mention assets of $340.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$1,345	$807	$341	60%		5%
Connecticut	1	1	343	226	68	66%		5%
Colorado	1	1	630	425	426	67%		5%
Florida	16	108	30,974	22,735	18,229	73%		5%
Georgia	3	3	1,760	1,151	774	65%		5%
Illinois	1	1	1,245	747	368	60%		5%
Indiana	1	1	347	243	233	70%		5%
Michigan	3	5	1,774	1,196	906	67%		5%
New Jersey	3	5	1,676	1,255	1,138	75%		5%
New York	2	4	1,835	1,262	1,169	69%		5%
North Carolina	5	18	4,534	3,094	1,860	68%		5%
Ohio	2	7	2,700	1,754	1,376	65%		5%
Oregon	2	3	1,290	834	607	65%		5%
Pennsylvania	3	25	22,000	13,411	10,450	61%		5%
South Carolina	8	17	5,669	4,267	2,356	75%		5%
Tennessee	3	4	1,367	1,069	615	78%		5%
Texas	5	8	2,584	1,809	612	70%		5%
Utah	2	7	3,006	2,190	1,522	73%		5%
Washington	1	3	1,009	706	594	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Total	64	223	$86,627	$59,513	$43,929	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	1	$630	$425	$424	67%		5%
Connecticut	1	1	340	224	55	66%		5%
Florida	17	112	32,259	24,031	16,826	74%		5%
Georgia	3	4	2,085	1,343	917	64%		5%
Idaho	1	1	310	217	173	70%		5%
Indiana	2	3	1,687	1,083	383	64%		5%
Michigan	4	11	3,696	2,566	1,820	69%		5%
New Jersey	3	6	1,925	1,471	1,396	76%		5%
New York	2	3	1,370	940	743	69%		5%
North Carolina	6	20	5,790	4,009	2,471	69%		5%
Ohio	3	9	4,117	2,664	2,153	65%		5%
Oregon	1	2	1,137	796	739	70%		5%
Pennsylvania	3	24	20,791	13,322	11,772	64%		5%
South Carolina	11	25	8,809	6,419	4,786	73%		5%
Tennessee	3	4	1,367	1,069	503	78%		5%
Texas	3	4	1,984	1,270	843	64%		5%
Utah	2	4	1,862	1,389	1,000	75%		5%
Virginia	1	3	1,245	815	734	65%		5%
Washington	1	2	1,040	728	445	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Wyoming	1	1	228	160	143	70%		5%
Total	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$8,725	$8,200	$7,493	86%		7%
Florida	2	2	843	898	730	87%		7
North Carolina	1	1	400	260	135	34%		7
South Carolina	1	2	1,055	1,250	618	58%		7
Total	5	8	$11,023	$10,608	$8,976	81	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,520 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$10,191	$7,000	$7,389	73%		7%
Florida	2	3	1,301	1,356	891	68%		7
North Carolina	1	1	400	260	99	25%		7
South Carolina	1	2	1,115	1,250	618	55%		7
Total	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Loans receivable, gross	$52,905	$57,608
Less: Deferred loan fees	(725)	(856)
Less: Deposits	(965)	(1,352)
Plus: Deferred origination costs	276	204
Less: Allowance for loan losses	(1,694)	(235)

Loans receivable, net	$49,797	$55,369

The allowance for loan losses at June 30, 2020 was $1,694, of which $154 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to the impact of COVID-19 of $1,152, special mention loans of $340, and impaired loans not due to the impact of COVID-19 of $47. As of December 31, 2019, the allowance was $235, of which $230 related to loans without specific reserves. During the quarter and six months ended June 30, 2020, we incurred $136 in direct charge-offs compared to $173 for the year ended December 31, 2019.

The following is a roll forward of combined loans:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Beginning balance	$55,369	$46,490	$46,490
Additions	18,730	56,842	29,183
Principal collections	(22,293)	(45,009)	(23,154)
Transferred to foreclosed assets	-	(3,352)	(1,716)
Transferred to real estate investments	(1,140)	-	-
Change in builder deposit	387	157	(8)
Change in loan loss provision	(1,459)	(49)	(198)
Change in loan fees, net	203	290	(220)
Ending balance	$49,797	$55,369	$50,377

Finance Receivables – By risk rating:

	June 30, 2020	December 31, 2019

Pass	$37,478	$53,542
Special mention	2,434	2,571
Classified – accruing	–	–
Classified – nonaccrual	12,993	1,495

Total	$52,905	$57,608

Finance Receivables – Method of impairment calculation:

	June 30, 2020	December 31, 2019

Performing loans evaluated individually	$18,108	$26,233
Performing loans evaluated collectively	21,804	29,880
Non-performing loans without a specific reserve	-	1,467
Non-performing loans with a specific reserve to COVID-19	11,489	–
Other non-performing loans with a specific reserve	1,504	28

Total evaluated collectively for loan losses	$52,905	$57,608

As of June 30, 2020, and December 31, 2019, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$13,014	$1,495
Charge-offs and payments applied	(21)	-
Gross value before related allowance	12,993	1,495
Related allowance	(1,199)	(8)
Value after allowance	$11,794	$1,487

Below is an aging schedule of loans receivable as of June 30, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	185	$39,912	75%
60-89 days	42	11,489	22%
90-179 days	-	-	-%
180-269 days	4	1,504	3%

Subtotal	231	$52,905	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	231	$52,905	100%

Below is an aging schedule of loans receivable as of June 30, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	185	$39,912	75%
60-89 days	42	11,489	22%
90-179 days	-	-	-%
180-269 days	4	1,504	3%

Subtotal	231	$52,905	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	231	$52,905	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	246	$56,113	97%
60-89 days	–	–	–%
90-179 days	4	1,495	3%
180-269 days	–	–	–%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$57,608	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Beginning balance	$4,916	$5,973	$5,973
Additions from loans	-	3,352	1,716
Additions for construction/development	686	763	456
Sale proceeds	(348)	(4,543)	–
Loss on sale	(35)	(274)	–
Gain on foreclosure	-	203	95
Gain on sale of foreclosed assets	3	-	-
Impairment loss due to COVID-19	(91)	-	-
Impairment and loss on foreclosed assets	(109)	(558)	(276)
Ending balance	$5,022	$4,916	$7,964

During both the quarter and six months ended June 30, 2020, no new foreclosed assets were transferred from loans receivable, net, compared to 18 for both of the same periods of 2019.

During the quarter and six months ended June 30, 2020, we sold one and two foreclosed assets for proceeds of $163 and $347, respectively. The sale during the first quarter of 2020 resulted in a loss of $35 and the sale in the second quarter of 2020 resulted in a gain of $3.

During the quarter ended June 30, 2020, the Company recognized an impairment loss due to the impact of the COVID-19 pandemic of $91 and no similar loss was recorded for the same period of 2019.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Beginning balance	$643	$939	$939
Preferred equity dividends	74	136	66
Additions from Pennsylvania loans	713	1,107	853
Additions from other loans	82	768	295
Interest, fees, principal or repaid to borrower	(962)	(2,307)	(1,044)
Ending balance	$550	$643	$1,109

Related Party Borrowings

As of June 30, 2020, the Company had $1,249, $250, and $350 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 to the 2019 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of June 30, 2020, the Company had borrowed $651 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit (including with related parties and non-related parties) have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $9 and $5 as of June 30, 2020 and December 31, 2019, respectively. Amortization expense for secured deferred financing costs was immaterial for the quarter and six months ended June 30, 2020 and for the year ended December 31, 2019.

Summary

The borrowings secured by loan assets are summarized below:

	June 30, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$10,804	$7,918	$13,711	$9,375
S.K. Funding, LLC	8,730	5,815	10,394	6,771

Lender
Shuman	2,201	1,325	1,785	1,325
Jeff Eppinger	1,821	1,000	1,821	1,000
Hardy Enterprises, Inc.	1,141	800	1,684	1,000
Gary Zentner	642	250	472	250
R. Scott Summers	1,443	847	841	628
Paul Swanson	6,319	4,708	8,377	5,824
Total	$33,101	$22,663	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, we terminated our second public offering and commenced our third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at June 30, 2020 and December 31, 2019 was 10.48% and 10.56%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Gross Notes outstanding, beginning of period	$20,308	$17,348	$17,348
Notes issued	5,668	11,127	5,818
Note repayments / redemptions	(5,199)	(8,167)	(3,925)

Gross Notes outstanding, end of period	$20,777	$20,308	$19,241

Less deferred financing costs, net	456	416	460

Notes outstanding, net	$20,321	$19,892	$18,781

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Deferred financing costs, beginning balance	$786	$1,212	$1,212
Additions	119	365	331
Disposals	–	(791)	–
Deferred financing costs, ending balance	905	786	1,543
Less accumulated amortization	(449)	(370)	(1,083)
Deferred financing costs, net	$456	$416	$460

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019

Accumulated amortization, beginning balance	$370	$1,000	$1,000
Additions	79	161	83
Disposals	–	(791)	–
Accumulated amortization, ending balance	$449	$370	$1,083

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	June 30, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Builder Finance, Inc.	January 2021	10.0%	500	-
Unsecured Line of Credit from Paul Swanson	October 2020(6)	10.0%	2,293	1,176
Subordinated Promissory Note	September 2020	9.5%	563	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	-	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	-	500
Subordinated Promissory Note	December 2020	5.0%	3	3
Subordinated Promissory Note	December 2023	11%	20	-
Subordinated Promissory Note	February 2024	11%	20	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	400	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$7,285	$6,628

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

(6)	Amount due in October 2020 is $1,000 with the remainder due in November 2020.

Paycheck Protection Program Loan

On May 5, 2020 the Company entered into a loan agreement (the “PPP Loan”) with LCA Bank Corporation to borrow $361 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. The loan has an interest rate of 1.0% and a term of 24 months. No payments are due for the first six months, although interest accrues, and monthly payments, which include interest, are due over the next 18 months to pay off the loan. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations. We may prepay the loan at any time prior to maturity with no prepayment penalties.

Economic Injury Disaster Loan Advance (the “EIDL Advance”)

The Economic Injury Disaster Loan Emergency Advance is a $10 grant for companies that successfully submit an EIDL (“Economic Injury Disaster Loan”) application. During April 2020, the Company received the grant (the “EIDL Advance”) which may be used for payroll and other certain operating expenses. The EIDL Advance will reduce the forgiveness of the PPP Loan depending on certain parameters required by the CARES Act.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) loan assets, net. The ratio of redeemable preferred equity plus members’ capital to loan assets, net was 9.3% and 12.9% as of June 30, 2020 and December 31, 2019, respectively. The ratio decreased significantly due to losses related to COVID-19. We anticipate this ratio to increase as we retain earnings for the remainder of 2020.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,651	$26,806
Secured line of credit from affiliates	2	651	189
Unsecured line of credit (senior)	3	500	500
PPP Loan and EIDL Advance	3	371	-
Other unsecured debt (senior subordinated)	4	1,407	1,407
Unsecured Notes through our public offering, gross	5	20,777	20,308
Other unsecured debt (subordinated)	5	4,788	4,131
Other unsecured debt (junior subordinated)	6	590	590

Total		$52,735	$53,931

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. Combined loans outstanding as of June 30, 2020 and December 31, 2019 were 231 and 250, respectively. Gross loans receivable as of June 30, 2020 and December 31, 2019 totaled $52,905 and $57,608, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit, and market risk to our outstanding loans, were $15,585 and $16,662 as June 30, 2020 and December 31, 2019, respectively.

We anticipate an increase in our gross loan receivables over the 12 months subsequent to June 30, 2020 by directly increasing originations by funding new loans to borrowers in stronger markets. Competition has declined and, therefore, we believe the ability to return to historical levels may be achieved through 2021.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of June 30, 2020	As of December 31, 2019
Secured debt, net of deferred financing costs	$24,293	$26,991
Unsecured debt, net of deferred financing costs	27,606	26,520
Equity	4,641	7,147

Secured debt, net of deferred financing costs decreased $2,698 to $24,293 as of June 30, 2020 compared to December 31, 2019 which consisted of a decrease in borrowings secured by loans of $3,159 offset by an increase in affiliate lines of $462. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to June 30, 2020 through our existing loan purchase and sale agreements and additional lines of credit.

We anticipate that the other half of the loan asset growth will come from a combination of decreases in nonperforming assets, many of which are not used as collateral in secured lines, and increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $1,086 to $27,606 as of June 30, 2020 compared to December 31, 2019 due primarily to an increased participation in our Notes Program of $429 and other unsecured debts of $657.

In addition, in May 2020, we borrowed approximately $361 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP.

Equity decreased $2,506 during the six months ended June 30, 2020 due primarily to the decrease in net income for Class A common equity of $2,495. We anticipate an increase in our equity during the 12 months subsequent to June 30, 2020, through retaining earnings and the issuance of additional Series C cumulative preferred equity (“Series C Preferred Units”). If we are not able to increase our equity through retained earnings or the issuance of additional Series C Preferred Units, we will rely more heavily on raising additional funds through the Notes Program.

If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional funds.

Contractual Obligations

The following table shows the maturity of outstanding debt as of June 30, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2020	$28,532	$1,381	$3,830	$23,321
2021	13,540	11,856	1,668	16
2022	5,526	3,661	1,849	16
2023	1,116	821	189	106
2024 and thereafter	4,021	3,058	120	843
Total	$52,735	$20,777	$7,656	$24,302

(1)	Other Unsecured includes our PPP Loan of $361 and EIDL Advance of $10 of which $21, $247, and $103, collectively, matures during 2020, 2021, and 2022, respectively. All or a portion of the PPP Loan may be forgiven.

The total amount maturing through the year ending December 31, 2020 is $28,532, which consists of secured borrowings of $23,321 and unsecured borrowings of $5,211.

Secured borrowings maturing through year ending December 31, 2020 significantly consist of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and six lenders. Our secured borrowings are classified as maturing during 2020 primarily because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $4,708 due July 2021, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2021, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due July 2021, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $2,316 with no expiration date;
●	Builder Finance, Inc. – $7,918 with no expiration date;
●	2019 LOC agreements – $2,896 generally one-month notice and six months to reduce principal balance to zero;
●	William Myrick – $650 with no expiration date; and
●	Mortgage payable – $8.

Unsecured borrowings due by December 31, 2020 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $1,381 and $3,830, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 80% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 6 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Housing inflation generally has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are average in many of the housing markets in the U.S. today, and our lending against these values is safer than loans made by financial institutions in 2006 to 2008. Our analysis of the COVID-19 impact on housing in the markets in which we do business is mixed. In many markets, our customers see demand as outpacing new housing starts. In Orlando, Florida (which is our second highest geographic concentration risk by borrower), there has been a significant lack of demand for housing sold by customers who sell more affordable homes, which has resulted in losses that we recognized in the second quarter of 2020. We note that nationwide, fewer first-time home buyers will qualify for government backed loans due to FICO score and other criteria changes.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Higher short-term rates may increase the rates builders are charged by banks faster than our rates to the builder will grow, which might be a benefit for us. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. The rates we are paying our investors are going down due to COVID-19, including the rate on our three-month Note which has additional redemption options but lower returns, because other alternative investments are paying lower rates. This in turn will lower the rates to our borrowers over time. We also anticipate some lower cost secured funding in the third quarter of 2020 which will also lower both our cost of funds and the rate we charge our customers.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units on June 30, 2020:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.8743030	$87,430.30
Gregory L. and Madeline M. Sheldon	0.2074158	20,741.58
BLDR, LLC	0.2828633	28,286.33
Schultz Family Living Trust	0.0703658	7,036.58
Jeffrey L. Eppinger	0.2424080	24,240.80
Fernando Ascencio and Lorraine Carol Ascencio	0.1316547	13,165.47
Total	1.8090106	$180,901.06

The proceeds received from the sales of the partial Series C Preferred Units in these transactions were used for the funding of construction loans. The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that he/she/it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.5 Series B Preferred Units to the Hoskins Group during the quarter ended June 30, 2020.

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of June 30, 2020, we had issued $13,191,000 in Notes pursuant to our current public offering. As of June 30, 2020, we incurred expenses of $470,000 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2020 were $12,721,000, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2020, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

10.1	Loan Agreement dated May 5, 2020 by and between the Registrant and LCA Bank Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2020, Commission File No. 333-224557

10.2	Note dated May 5, 2020 from the Registrant in favor of LCA Bank Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2020, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 6, 2020	By:	/s/ Catherine Loftin
Catherine Loftin
Acting Chief Financial Officer

