Form 10-Q
period 2020-09-30
Shepherd's Finance, LLC
filed 2020-11-05
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$3,150	$1,883
Accrued interest receivable	748	1,031
Loans receivable, net	47,984	55,369
Real estate investments	1,154	-
Foreclosed assets	3,690	4,916
Premises and equipment	911	936
Other assets	462	202
Total assets	$58,099	$64,337
Liabilities and Members’ Capital
Customer interest escrow	$447	$643
Accounts payable and accrued expenses	234	466
Accrued interest payable	3,047	2,533
Notes payable secured, net of deferred financing costs	22,753	26,991
Notes payable unsecured, net of deferred financing costs	26,484	26,520
PPP Loan and EIDL Advance	371	-
Due to preferred equity member	10	37
Total liabilities	$53,346	$57,190

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$3,197	$2,959

Members’ Capital
Series B preferred equity	1,550	1,470
Class A common equity	6	2,718
Members’ capital	$1,556	$4,188

Total liabilities, redeemable preferred equity and members’ capital	$58,099	$64,337

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2020	2019	2020	2019
Interest Income
Interest and fee income on loans	$1,909	$2,600	$5,841	$7,486
Interest expense:
Interest related to secured borrowings	727	746	2,354	2,196
Interest related to unsecured borrowings	793	736	2,335	2,077
Interest expense	1,520	1,482	4,689	4,273

Net interest income	389	1,118	1,152	3,213
Less: Loan loss provision	70	3	1,665	201

Net interest income after loan loss provision	319	1,115	(513)	3,012

Non-Interest Income
Gain on sale of foreclosed assets	135	-	138	-
Gain on foreclosure of assets	-	86	-	181
Impairment gain on foreclosed assets	95	-	95	-

Total non-interest income	230	86	233	181

Income	549	1,201	(280)	3,193

Non-Interest Expense
Selling, general and administrative	367	703	1,536	1,947
Depreciation and amortization	21	21	64	66
Loss on sale of foreclosed assets	51	274	86	274
Loss on foreclosure of assets	2	-	2	169
Impairment loss on foreclosed assets	4	-	205	107

Total non-interest expense	445	998	1,893	2,563

Net Income	$104	$203	$(2,173)	$630

Earned distribution to preferred equity holders	104	118	322	333

Net income attributable to common equity holders	$-	$85	$(2,495)	$297

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Nine and Three Months Ended September 30, 2020 and 2019

For the Nine Months Ended September 30, 2020 and 2019

(in thousands of dollars)	2020	2019

Members’ capital, beginning balance, December 31	$4,188	$3,697
Net income less distributions to Series C preferred equity holders of $275 and $229	(2,448)	401
Contributions from Series B preferred equity holders	80	130
Earned distributions to Series B preferred equity holders	(47)	(104)
Distributions to common equity holders	(217)	(166)
Members’ capital, ending balance September 30	$1,556	$3,958

For the Three Months Ended September 30, 2020 and 2019

(in thousands of dollars)	2020	2019

Members’ capital, beginning balance, June 30	$1,526	$3,844
Net income less distributions to Series C preferred equity holders of $94 and $85	10	118
Contributions from Series B preferred equity holders	30	30
Earned distributions to Series B preferred equity holders	(10)	(34)
Distributions to common equity holders	-	-
Members’ capital, ending balance September 30	$1,556	$3,958

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
(in thousands of dollars)	2020	2019

Cash flows from operations
Net (loss) income	$(2,173)	$630
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization of deferred financing costs	112	197
Provision for loan losses	1,665	201
Change in loan origination fees, net	89	440
Depreciation and amortization	64	66
Impairment of foreclosed assets, net	110	107
Gain on sale of foreclosed assets, net	(138)	(181)
Loss on foreclosed assets	2	169
Loss on sale of foreclosed assets	86	274
Net change in operating assets and liabilities:
Other assets	(313)	(107)
Accrued interest receivable	283	(116)
Customer interest escrow	(270)	(125)
Accrued interest payable	514	244
Accounts payable and accrued expenses	(232)	(312)

Net cash (used in) provided by operating activities	(201)	1,487

Cash flows from investing activities
Loan originations and principal collections, net	4,212	(8,491)
Investment in foreclosed assets	(801)	(608)
Proceeds from sale of foreclosed assets	2,246	4,543
Premises and equipment additions	-	(4)

Net cash provided by (used in) investing activities	5,657	(4,560)

Cash flows from financing activities
Contributions from preferred equity holders	80	330
Distributions to redeemable preferred equity holders	(37)	(30)
Distributions to common equity holders	(217)	(166)
Proceeds from secured note payable	9,739	13,954
Repayments of secured note payable	(14,010)	(13,137)
Proceeds from unsecured notes payable	7,391	9,570
Redemptions/repayments of unsecured notes payable	(7,369)	(6,356)
Proceeds from PPP Loan and EIDL Advance	371	-
Deferred financing costs paid	(137)	(5)

Net cash (used in) provided by financing activities	(4,189)	4,160

Net change in cash and cash equivalents	1,267	1,087

Cash and cash equivalents
Beginning of period	1,883	1,401
End of period	$3,150	$2,488

Supplemental disclosure of cash flow information
Cash paid for interest	$4,175	$4,029

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$10	$36
Earned by Series B preferred equity holders and distributed to customer interest escrow	$74	$100
Foreclosure of assets transferred from loans receivable, net	$279	$2,006
Earned but not paid distributions of Series C preferred equity holders	$275	$229
Unsecured transferred to secured notes payable	$38	$1,014
Construction loans repaid through the reduction of Secured LOC Principal Balance	$-	$410
Reclassification of deferred financing costs from other assets	$-	$330
Transfer of loan receivables to real estate investments	$1,140	$-

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

As of September 30, 2020, the Company extends commercial loans to residential homebuilders (in 21 states) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying (a) interim condensed consolidated balance sheet as of September 30, 2020, which has been derived from audited consolidated financial statements, and (b) unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2019 consolidated financial statements and notes thereto (the “2019 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2019 Financial Statements.

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

	September 30, 2020		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$3,690	$3,690	$-	$-	$3,690
Impaired loans due to COVID-19, net	9,107	9,107	-	-	9,107
Other impaired loans, net	1,625	1,625	-	-	1,625
Total	$14,422	$14,422	$-	$-	$14,422

	December 31, 2019		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$4,916	$4,916	$-	$-	$4,916
Impaired assets, net	1,487	1,487	-	-	1,487
Total	$6,403	$6,403	$-	$-	$6,403

The table below is a summary of fair value estimates for financial instruments:

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,150	$3,150	$1,883	$1,883
Loans receivable, net	47,984	47,984	55,369	55,369
Accrued interest on loans	748	748	1,031	1,031
Financial Liabilities
Customer interest escrow	447	447	643	643
Notes payable secured, net	22,753	22,753	26,991	26,991
Notes payable unsecured, net	26,484	26,484	26,520	26,520
PPP Loan and EIDL Advance	371	371	-	-
Accrued interest payable	3,047	3,047	2,533	2,533

3. Financing Receivables

Financing receivables are comprised of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Loans receivable, gross	$51,521	$57,608
Less: Deferred loan fees	(1,116)	(856)
Less: Deposits	(1,400)	(1,352)
Plus: Deferred origination costs	375	204
Less: Allowance for loan losses	(1,396)	(235)

Loans receivable, net	$47,984	$55,369

The allowance for loan losses at September 30, 2020 was $1,396, of which $163 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,041, special mention loans of $120 and impaired loans not due to impacts from COVID-19 of $72. As of December 31, 2019, the allowance was $235, of which $230 related to loans without specific reserves. During the nine months ended September 30, 2020, we incurred $504 in direct charge-offs compared to $173 for the year ended December 31, 2019.

Commercial Construction and Development Loans

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of the loan portfolio to builders for home construction loans as of September 30, 2020 and December 31, 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2020	21	67	235	$88,860	$63,928	$42,368	72	%(3)	5%
2019	21	70	241	93,211	65,273	48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2020 and December 31, 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)	Interest Spread
2020	4	5	8	$10,748	$10,608	$9,153	86%	7%
2019	4	5	9	13,007	9,866	8,997	69%	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,550 and $1,470 as of September 30, 2020 and December 31, 2019, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” See our 2019 Form 10-K, as filed with the SEC, for more information.

Finance receivables – By risk rating:

	September 30, 2020	December 31, 2019

Pass	$37,314	$53,542
Special mention	2,353	2,571
Classified – accruing	-	-
Classified – nonaccrual	11,854	1,495

Total	$51,521	$57,608

Finance receivables – Method of impairment calculation:

	September 30, 2020	December 31, 2019

Performing loans evaluated individually	$16,954	$26,233
Performing loans evaluated collectively	22,713	29,880
Non-performing loans without a specific reserve	4,120	1,467
Non-performing loans with a specific reserve to COVID-19	7,015	-
Non-performing loans with a specific reserve	719	28

Total evaluated collectively for loan losses	$51,521	$57,608

As September 30, 2020 and December 31, 2019, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$11,875	$1,495
Charge-offs and payments applied	(21)	-
Gross value before related allowance	11,854	1,495
Related allowance	(1,122)	(8)
Value after allowance	$10,732	$1,487

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2020		December 31, 2019
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	26%	Pittsburgh, PA	25%
Second highest concentration risk	Orlando, FL	13%	Orlando, FL	15%
Third highest concentration risk	Cape Coral, FL	7%	Cape Coral, FL	3%

4. Real Estate Investment Assets

During June 2020, the Company acquired two lots from a borrower in exchange for the transfer of loans secured by those lots. The Company extinguished the principal balance for the loans on the lots in the amount of $640 and in addition, paid a $500 management fee for the development of homes on certain of the Company’s lots that were previously carried as loan receivables. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower.

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Beginning balance	$–	$–	$–
Transfers from loans	1,140	–	–
Additions for construction/development	14	–	–
Ending balance	$1,154	$–	$–

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Beginning balance	$4,916	$5,973	$5,973
Additions from loans	279	3,352	2,006
Additions for construction/development	801	763	608
Sale proceeds	(2,246)	(4,543)	(4,543)
Loss on sale	(86)	(274)	(274)
Gain on foreclosure	-	203	181
Gain on sale of foreclosed assets	138	-	-
Impairment gain on foreclosed assets	68	-	-
Impairment gain on foreclosed assets due to COVID-19	27	-	-
Loss on foreclosure	(2)	-	(169)
Impairment loss on foreclosed assets	(114)	-	(107)
Impairment loss on foreclosed assets due to COVID-19	(91)	(558)	-
Ending balance	$3,690	$4,916	$3,675

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$22,762	$26,806
Secured lines of credit from affiliates	2	1	189
Unsecured line of credit (senior)	3	-	500
PPP Loan and EIDL Advance	3	371	-
Other unsecured debt (senior subordinated)	4	1,377	1,407
Unsecured Notes through our public offering, gross	5	21,319	20,308
Other unsecured debt (subordinated)	5	3,633	4,131
Other unsecured debt (junior subordinated)	6	590	590

Total		$50,053	$53,931

The following table shows the maturity of outstanding debt as of September 30, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured(1)	Secured Borrowings
2020	$25,431	$974	$2,676	$21,781
2021	13,257	12,073	1,168	16
2022	5,541	3,706	1,819	16
2023	1,119	824	189	106
2024 and thereafter	4,705	3,742	120	843
Total	$50,053	$21,319	$5,972	$22,762

(1)	Other Unsecured includes our PPP Loan of $361 and EIDL Advance of $10 (each described below) of which $21, $247, and $103, collectively, matures during 2020, 2021 and 2022, respectively. All or a portion of the PPP Loan may be forgiven.

Secured Borrowings

New Lines of Credit

During September 2020, we entered into an amended line of credit agreement (the “Eppinger LOC Agreement”) with Jeffrey Eppinger. The original line of credit from Mr. Eppinger was one of the New LOC Agreements described in the 2019 Form 10-K. Pursuant to the Eppinger LOC Agreement, Mr. Eppinger will provide us with a revolving line of credit of $1,500, an increase of $500. Principal for the New LOC Agreements, as amended, will not exceed $5,500. All other terms were unchanged.

Lines of Credit from Affiliates

As of September 30, 2020, the Company had borrowed $1 on its lines of credit from affiliates, which have a total limit of $2,500.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $9 and $5 as of September 30, 2020 and December 31, 2019, respectively.

Summary

Borrowings secured by loan assets are summarized below:

	September 30, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$8,860	$6,202	$13,711	$9,375
S.K. Funding, LLC	7,063	4,791	10,394	6,771

Lender
Stephen K. Shuman	1,722	1,325	1,785	1,325
Jeffrey Eppinger	3,170	1,500	1,821	1,000
Hardy Enterprises, Inc.	1,726	1,000	1,684	1,000
Gary Zentner	389	250	472	250
R. Scott Summers	1,416	847	841	628
Paul Swanson	8,304	5,862	8,377	5,824
Total	$32,650	$21,777	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at September 30, 2020 and December 31, 2019 was 10.31% and 10.56%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Gross Notes outstanding, beginning of period	$20,308	$17,348	$17,348
Notes issued	6,454	11,127	9,201
Note repayments / redemptions	(5,443)	(8,167)	(5,793)

Gross Notes outstanding, end of period	$21,319	$20,308	$20,756

Less deferred financing costs, net	435	416	425

Notes outstanding, net	$20,884	$19,892	$20,331

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Deferred financing costs, beginning balance	$786	$1,212	$1,212
Additions	131	365	336
Disposals	-	(791)	-
Deferred financing costs, ending balance	917	786	1,548
Less accumulated amortization	(482)	(370)	(1,123)
Deferred financing costs, net	$435	$416	$425

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Accumulated amortization, beginning balance	$370	$1,000	$1,000
Additions	112	161	123
Disposals	-	(791)	-
Accumulated amortization, ending balance	$482	$370	$1,123

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	September 30, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	October 2020(6)	10.0%	1,138	1,176
Subordinated Promissory Note	October 2020	9.5%	563	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	-	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	-	500
Subordinated Promissory Note	December 2020	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	-
Subordinated Promissory Note	February 2024	11.0%	20	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	370	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$5,600	$6,628

(1) Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2) Due six months after lender gives notice.

(3) Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4) These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

(5) These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(6) Amount due in October 2020 is $1,000 with the remainder due in November 2020.

In May 2020, the Company entered into a loan agreement (the “PPP Loan”) with LCA Bank Corporation to borrow $361 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. During April 2020, the Company received a grant under the Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) which may be used for payroll and other certain operating expenses. The EIDL Advance will reduce the forgiveness of the PPP Loan depending on certain parameters required by the CARES Act.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Beginning balance	$2,959	$2,385	$2,385
Additions from new investment	-	300	200
Redemptions	(37)	(42)	(30)
Additions from reinvestment	275	316	229

Ending balance	$3,197	$2,959	$2,784

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of September 30, 2020:

Year of Available Redemption	Total Amount Redeemable

2024	$2,963
2025	234
Total	$3,197

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of September 30, 2020, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both September 30, 2020 and December 31, 2019.

Series B Preferred Units were initially issued to the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions. As of September 30, 2020, the Hoskins Group owns a total of 15.5 Series B Preferred Units, which were issued for a total of $1,550.

Earned but unpaid distributions on the Series B cumulative preferred units for the second and third quarters of 2020 total approximately $37 and $28, respectively, and have been rolled forward to be paid in a subsequent quarter.

9. Related Party Transactions

As of September 30, 2020, the Company had $1,249, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 of our 2019 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

In July 2020, the Company purchased two loans at cost from Daniel M. Wallach (the Company’s CEO and Chairman of the board of managers) for approximately $198. Those loans had previously been purchased from the Company by Mr. Wallach.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $21,560 and $16,662 at September 30, 2020 and December 31, 2019, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2020 and 2019 are as follows:

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2020	2020(1)	2020	2019	2019	2019	2019

Net Interest Income (loss)	$389	$(228)	$990	$1,138	$1,118	$969	$1,126
Loan loss provision	70	1,560	35	21	3	151	47
Net (Loss) Interest Income after Loan Loss Provision	319	(1,788)	955	1,117	1,115	818	1,079
Gain on sale of foreclosed assets	135	3	–	–	–	–	–
Gain on foreclosure of assets	–	–	–	22	86	95	–
Impairment gain on foreclosed assets	95	–	–		–	–	–
SG&A Expense	367	462	708	447	703	620	624
Depreciation and Amortization	21	21	21	26	21	22	23
Loss on Sale of Foreclosed Assets	51	–	35	–	274	–	–
Loss on Foreclosure of Assets	2	–	–	–	–	169	–
Impairment Loss on Foreclosed Assets	4	91	109	282	–	27	80
Net (Loss) Income	$104	$(2,359)	$82	$384	$203	$75	$352

(1)	During the quarter ended June 30, 2020, net interest income after loan loss provision was reduced due to COVID-19 by $1,492. In addition, the Company wrote off $469 of interest income directly related to COVID-19. During the quarter ended June 30, 2020, impairment loss on foreclosed assets of $91 was due to the impact of COVID-19.

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Nine Months Ended September 30,
	2020	2019
Selling, general and administrative expenses
Legal and accounting	$202	$211
Salaries and related expenses	684	1,143
Board related expenses	74	66
Advertising	54	102
Rent and utilities	36	36
Loan and foreclosed asset expenses	303	179
Travel	105	101
Other	78	109
Total SG&A	$1,536	$1,947

13. Subsequent Events

Management of the Company has evaluated subsequent events through November 5, 2020, the date these interim condensed consolidated financial statements were issued.

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

Overview

The Company has been impacted by and continues to face risks related to COVID-19, which has caused disruptions to the economy and in all of the markets in which the Company lends. The Company’s operating results depend significantly on the homebuilding industry.

As of June 30, 2020, the Company had 46 loans at a gross loans receivable balance of $12,993 of impaired loans primarily due to COVID-19. In addition, we recognized $1,492 in loan loss expense and $91 in impairment loss of foreclosed assets during the quarter ended June 30, 2020.

As of September 30, 2020, the Company had 37 loans at a gross loans receivable balance of $11,854 of impaired loans primarily due to COVID-19. In addition, we reversed $170 in loan loss expense and $27 in impairment loss of foreclosed assets during the quarter ended September 30, 2020 related to the write offs from the quarter ended June 30, 2020.

The Company continues to lose interest income on assets that do not accrue interest. During the quarter ended June 30 and September 30, 2020 the estimated loss on interest income related to impaired and foreclosed assets was $578 and 484, respectively. Looking ahead, we expect this to decrease by year end and again by the end of the first quarter of 2021. We anticipate the lack of interest income will primarily be resolved by the end of the first quarter of 2021.

Finally, the impact of COVID-19 and prior to COVID-19 is the lack of loan originations which impacts our earnings through the loss of fee income. Loan originations and fee income for the first six months of 2020 and 2019 was $18,504 and $796 and $32,860 and $1,325, respectively. For the quarter ended September 30, 2020, loan originations increased to $21,374 compared to $13,111 for the same period of 2019 and we anticipate this rate of increase to continue through the fourth quarter of 2020 and first quarter of 2021.

Response to COVID-19

During March 2020, the Company made the decision due to the potential impact of COVID-19 to inform its borrowers that the Company would fund all loans where the underlying asset was currently under construction. Borrowers with loans in which the underlying asset was at a non-start position were informed to not start construction until told to do so by the Company.

During April 2020, as the Company continued to monitor market conditions overall and in the specific markets in which the Company lends, the Company observed that some markets had little to no impact from a housing perspective as a result of COVID-19; however, the Company’s borrowers in Pennsylvania and Michigan were significantly impacted due to the government shutting down home construction completely, and customers in Florida were significantly impacted by the changes in lending rules for end users and the high levels of unemployment caused by COVID-19. The Company made the decision to fund new loans to borrowers in stronger markets for the purpose of developing presold homes, which loans have reduced loan-to-value ratios. In addition, the Company continued to monitor funding spec loans in some markets on a case-by-case basis for loans with reduced loan-to-value ratios. In addition, the Company stopped recognizing interest on loans issued to customers impacted by COVID-19 which continued through September and is expected to continue until those loans are paid off. Through the quarter ended September 30 2020, the amount of estimated unearned interest income due to COVID-19 that was not recognized was $355.

On May 7, 2020, the Company made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of its customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than those established in April 2020 but more conservative than terms prior to the arrival of COVID-19. Currently, the Company is offering normal terms to approximately 40% of its customers, and restricted terms to approximately 60% of its customers. The Company averaged $2,251 in new loan originations in the first five months of 2020, but under these terms the Company averaged $7,155 of loan originations in June through September 2020. The fees from these originations are typically recognized over 12 months. New loan fees from these four months before deferred loan origination costs were $746, which we will recognize over 12 months. The Company attributes this increase in volume to many of its larger nonbank competitors going out of business or leaving the lending business.

Overview of Financial Results

Net income for the quarter and nine months ended September 30, 2020 decreased $99 and $2,803, respectively, when compared to the same periods of 2019. The decrease in net income was primarily due to the economic effects stemming from the COVID-19 pandemic, which included the following:

●	Interest income decreased $451 to $1,476 and $876 to $4,612 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The decrease was due primarily to direct write offs of interest income of $469 for the nine months ended September 30, 2020. In addition, the Company estimated $355 and $757 in reduced interest income for the quarter and nine months ended September 30, 2020 due to non-performing loans not accruing interest due to COVID-19.

●	Fee income decreased $239 to $433 and $769 to $1,229 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. Originations for the quarter and nine months ended September 30, 2020 were $21,374 and $39,878, respectively, compared to $13,111 and $58,771 for the same periods of 2019. The increase for the quarter ended September 30, 2020 was primarily due to stronger demand and less competition. The decrease in originations for the nine months ended September 30, 2020 was primarily due to the impact of the COVID-19 pandemic.

●	Loan loss provision increased $67 to $70 and $1,464 to $1,665 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The increase was due primarily to impairment on loans related to COVID-19.

●	Gain on sale of foreclosed assets increased $135 and $138 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. During the quarter ended September 30, 2020, the Company sold four foreclosed assets with a gain on sale of $135 compared to none for the same period of 2019. During the nine months ended September 30, 2020, the Company sold five foreclosed assets with a gain on sale of $138 compared to the same period of 2019.

●	Impairment gain on foreclosed assets increased $95 during both the quarter and nine months ended September 30, 2020 compared to the same periods of 2019. The increase was due primarily to percentage of completion increasing while costs remained low. In addition, during the third quarter of 2020 the Company reversed $27 in losses recognized during the second quarter of 2020.

●	Loss on sale of foreclosed assets decreased $223 to $51 and $188 to $86 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The decreases related primarily to the sale of four and five foreclosed assets during the quarter and nine months ended September 30, 2020 for a loss of $51 and $86, respectively. During both the quarter and nine months ended September 30, 2019, the Company sold one foreclosed asset for a loss of $274.

●	Impairment loss on foreclosed assets increased $4 and $98 for both the quarter and nine months ended September 30, 2020, compared to the same periods of 2019. During the nine months ended September 30, 2020, the Company recognized $91 in impairment loss on foreclosed assets due to COVID-19.

The Company anticipates an increase in profit in the fourth quarter of 2020 compared to the third quarter of 2020. To achieve these increases in profits, the Company is focused on the following three things:

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

2.	Second, the Company is focused on continuing the higher level of new loan originations that the Company did not realize during the first six months of 2020. Average originations during the six months ended June 30, 2020 and three months ended September 30, 2020 was $3,084 and $7,125, respectively; and

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

During the nine months ended September 30, 2020, the Company purchased $10,000 of life insurance covering Daniel M. Wallach for the benefit of the Company as a beneficiary, which renews annually.

We had $47,984 and $55,369 in loan assets as of September 30, 2020 and December 31, 2019, respectively. In addition, as of September 30, 2020, we had 235 construction loans in 21 states with 67 borrowers and eight development loans in four states with five borrowers.

Net cash (used in) provided by operations decreased $1,688 for the nine months ended September 30, 2020 as compared to the same period of 2019. Our decrease in operating cash flow was due primarily to impairment loss related to impacts of the COVID-19 pandemic.

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

Change in Fair Value Assumption	September 30, 2020 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$5,192

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $47,984.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	September 30, 2020 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed assets by 35%*	$-
Decreasing fair value of the foreclosed assets by 35%**	$(1,292)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $3,690.

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Interest Income		*		*		*		*
Estimated interest income	$1,831	14%	$1,927	14%	$5,838	14%	$5,488	14%
Estimated unearned interest income due to COVID-19	(355)	(3)%	-	-%	(757)	(2)%	-	-%
Write-offs due to COVID-19	-	-%	-	-%	(469)	(1)%	-	-%
Interest income on loans	$1,476	11%	$1,927	14%	$4,612	11%	$5,488	14%

Fee income on loans	433	3%	673	5%	1,229	3%	1,998	5%
Interest and fee income on loans	1,909	14%	2,600	19%	5,841	14%	7,486	19%
Interest expense unsecured	760	5%	696	4%	2,223	5%	1,954	4%
Interest expense secured	727	6%	746	4%	2,354	6%	2,196	4%
Amortization offering costs	33	-%	40	-%	112	-%	123	-%
Interest expense	1,520	12%	1,482	11%	4,689	11%	4,273	11%
Net interest income (spread)	389	3%	1,118	8%	1,152	3%	3,213	8%

Weighted average outstanding loan asset balance	$51,881		$54,029		$55,124		$52,389

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

Interest income on loans decreased to 11% for both the quarter and nine months ended September 30, 2020, respectively, compared to 14% for the same periods of 2019. The Company expensed $469 in interest income for the nine months ended September 30, 2020 due to impairment of loans associated with four of our borrowers directly related to COVID-19. In addition, estimated interest not earned during the quarter and nine months ended September 30, 2020 related to those borrowers was approximately $355 and $757, respectively.

The difference between estimated interest income on loans due to COVID-19 and the interest paid was 2% for both the quarter and nine months ended September 30, 2020 compared to the same periods of 2019, which is our standard margin.

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

During both the quarter and nine months ended September 30, 2020, fee income on loans decreased 2% compared to the same periods of 2019. The decrease related primarily due to less loan originations.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of September 30, 2020 and 2019, we had 37 impaired loans in the aggregate amount of $11,854 and 10 impaired loans in the aggregate amount of $1,780 that were not paying interest, respectively. Non-performing assets not related to the impact of COVID-19 were $1,705. Due to the impact of COVID-19, the Company transferred the loan receivables balance of $9,728 as of June 30, 2020 for one of our largest borrowers into a non-performing asset. As of September 30, 2020, the amount due from this certain borrower is $8,058.

Foreclosed assets do not provide a monthly interest return. As of September 30, 2020 and 2019, foreclosed assets were $3,690 and $3,675, respectively, which resulted in a negative impact on our interest spread in both years.

The amount of nonperforming assets is expected to decrease in the fourth quarter of 2020 as we continue to sell our assets when construction is complete.

SG&A Expenses

The following table displays our SG&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative expenses
Legal and accounting	$21	$37	$202	$211
Salaries and related expenses	200	359	684	1,143
Board related expenses	24	25	74	66
Advertising	18	52	54	102
Rent and utilities	13	11	36	36
Loan and foreclosed asset expenses	69	132	303	179
Travel	23	55	105	101
Other	(1)	32	78	109
Total SG&A	$367	$703	$1,536	$1,947

Our SG&A expense decreased $336 and $411 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019 due significantly to the following:

●	Salaries and related expenses decreased for the quarter and nine months ended September 30, 2020 by $159 and $459, respectively, compared to the same periods of 2019. The decrease was due to the increase in deferred originations costs of $138 to $260 and $188 to $573 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. In addition, profit sharing expense decreased by $66 and $210 to $0 for both the quarter and nine months ended September 30, 2020, respectively compared to the same period of 2019.

23

●

Loan and foreclosed asset expenses decreased $63 to $69 for the quarter ended September 30, 2020 compared to the same period of 2019. The decrease was primarily due to the completion and sale of our largest foreclosed asset during the quarter ended September 30, 2019.

Loan and foreclosed asset expenses increased $124 to $303 for the nine months ended September 30, 2020 compared to the same period of 2019 due to additional real estate owned asset expenses for taxes and insurance.

Loan Loss Provision

Our loan loss provision increased $67 to $70 and $1,464 to $1,665 for the quarter and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The increase in loan loss provision was primarily due to specific reserves for loan assets impaired due to the impact of the COVID-19 pandemic of $1,042 and special mention assets of $120.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$2,289	$1,290	$754	56%		5%
Connecticut	1	1	343	226	141	66%		5%
Delaware	1	1	585	410	142	70%		5%
Florida	17	108	30,425	24,375	17,485	80%		5%
Georgia	2	2	595	452	430	76%		5%
Idaho	1	2	700	490	259	70%		5%
Illinois	1	1	1,245	747	368	60%		5%
Indiana	1	1	347	243	233	70%		5%
Michigan	4	10	2,713	2,112	775	78%		5%
New Jersey	2	8	2,495	2,415	1,728	97%		5%
New York	3	3	2,433	1,235	1,252	51%		5%
North Carolina	6	20	5,118	3,542	1,640	69%		5%
Ohio	3	9	3,794	2,520	1,584	66%		5%
Oregon	1	2	1,267	887	475	70%		5%
Pennsylvania	3	20	19,193	12,102	8,925	63%		5%
South Carolina	8	20	5,878	4,419	2,438	75%		5%
Tennessee	3	5	2,169	1,463	297	67%		5%
Texas	4	7	2,405	1,684	1,167	70%		5%
Utah	2	6	2,558	1,822	1,469	71%		5%
Washington	1	5	1,769	1,162	474	66%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	235	$88,860	$63,928	$42,368	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Colorado	1	1	$630	$425	$424	67%		5%
Connecticut	1	1	340	224	55	66%		5%
Florida	17	112	32,259	24,031	16,826	74%		5%
Georgia	3	4	2,085	1,343	917	64%		5%
Idaho	1	1	310	217	173	70%		5%
Indiana	2	3	1,687	1,083	383	64%		5%
Michigan	4	11	3,696	2,566	1,820	69%		5%
New Jersey	3	6	1,925	1,471	1,396	76%		5%
New York	2	3	1,370	940	743	69%		5%
North Carolina	6	20	5,790	4,009	2,471	69%		5%
Ohio	3	9	4,117	2,664	2,153	65%		5%
Oregon	1	2	1,137	796	739	70%		5%
Pennsylvania	3	24	20,791	13,322	11,772	64%		5%
South Carolina	11	25	8,809	6,419	4,786	73%		5%
Tennessee	3	4	1,367	1,069	503	78%		5%
Texas	3	4	1,984	1,270	843	64%		5%
Utah	2	4	1,862	1,389	1,000	75%		5%
Virginia	1	3	1,245	815	734	65%		5%
Washington	1	2	1,040	728	445	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Wyoming	1	1	228	160	143	70%		5%
Total	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$8,425	$8,200	$7,583	90%		7%
Florida	2	2	843	898	730	87%		7
North Carolina	1	1	400	260	136	34%		7
South Carolina	1	2	1,080	1,250	704	65%		7
Total	5	8	$10,748	$10,608	$9,153	86	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,550 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$10,191	$7,000	$7,389	73%		7%
Florida	2	3	1,301	1,356	891	68%		7
North Carolina	1	1	400	260	99	25%		7
South Carolina	1	2	1,115	1,250	618	55%		7
Total	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Loans receivable, gross	$51,521	$57,608
Less: Deferred loan fees	(1,116)	(856)
Less: Deposits	(1,400)	(1,352)
Plus: Deferred origination costs	375	204
Less: Allowance for loan losses	(1,396)	(235)

Loans receivable, net	$47,984	$55,369

The allowance for loan losses at September 30, 2020 was $1,396, of which $163 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,041, special mention loans of $120 and impaired loans not due to impacts from COVID-19 of $72. As of December 31, 2019, the allowance was $235, of which $230 related to loans without specific reserves. During the nine months ended September 30, 2020, we incurred $504 in direct charge-offs compared to $173 for the year ended December 31, 2019.

The following is a roll forward of combined loans:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Beginning balance	$55,369	$46,490	$46,490
Additions	33,347	56,842	41,902
Principal collections	(37,511)	(45,009)	(34,551)
Transferred to foreclosed assets	(279)	(3,352)	(2,006)
Transferred to real estate investments	(1,140)	-	-
Change in builder deposit	(48)	157	25
Loan loss provision	(1,665)	(49)	(201)
Change in loan fees, net	(89)	290	265
Ending balance	$47,984	$55,369	$51,924

Finance Receivables – By risk rating:

	September 30, 2020	December 31, 2019

Pass	$37,314	$53,542
Special mention	2,353	2,571
Classified – accruing	-	–
Classified – nonaccrual	11,854	1,495

Total	$51,521	$57,608

Finance Receivables – Method of impairment calculation:

	September 30, 2020	December 31, 2019

Performing loans evaluated individually	$16,954	$26,233
Performing loans evaluated collectively	22,713	29,880
Non-performing loans without a specific reserve	4,120	1,467
Non-performing loans with a specific reserve to COVID-19	7,015	–
Other non-performing loans with a specific reserve	719	28

Total evaluated collectively for loan losses	$51,521	$57,608

As of September 30, 2020 and December 31, 2019, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$11,875	$1,495
Charge-offs and payments applied	(21)	-
Gross value before related allowance	11,854	1,495
Related allowance	(1,122)	(8)
Value after allowance	$10,732	$1,487

Below is an aging schedule of loans receivable as of September 30, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	208	$39,883	78%
60-89 days	-	-	-%
90-179 days	32	10,149	20%
180-269 days	3	1,489	2%

Subtotal	243	$51,521	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	243	$51,521	100%

Below is an aging schedule of loans receivable as of September 30, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	208	$39,883	78%
60-89 days	-	-	-%
90-179 days	32	10,149	20%
180-269 days	3	1,489	2%

Subtotal	243	$51,521	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	243	$51,521	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	246	$56,113	97%
60-89 days	–	–	–%
90-179 days	4	1,495	3%
180-269 days	–	–	–%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$57,608	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Beginning balance	$4,916	$5,973	$5,973
Additions from loans	279	3,352	2,006
Additions for construction/development	801	763	608
Sale proceeds	(2,246)	(4,543)	(4,543)
Loss on sale	(86)	(274)	(274)
Gain on foreclosure	-	203	181
Gain on sale of foreclosed assets	138	-	-
Impairment gain on foreclosed assets	68	-	-
Impairment gain on foreclosed assets due to COVID-19	27	-	-
Loss on foreclosure	(2)	-	(169)
Impairment loss on foreclosed assets	(114)	-	(107)
Impairment loss on foreclosed assets due to COVID-19	(91)	(558)	-
Ending balance	$3,690	$4,916	$3,675

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Beginning balance	$643	$939	$939
Preferred equity dividends	73	136	100
Additions from Pennsylvania loans	819	1,107	964
Additions from other loans	308	768	570
Interest, fees, principal or repaid to borrower	(1,396)	(2,307)	(1,659)
Ending balance	$447	$643	$914

Related Party Borrowings

As of September 30, 2020, the Company had $1,249, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 6 to the 2019 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

New Lines of Credit

During September 2020, we entered into an amended line of credit agreement (the “Eppinger LOC Agreement”) with Jeffrey Eppinger. The original line of credit from Mr. Eppinger was one of the New LOC Agreements described in the 2019 Form 10-K. Pursuant to the Eppinger LOC Agreement, Mr. Eppinger will provide us with a revolving line of credit of $1,500, an increase of $500. Principal for the New LOC Agreements, as amended, will not exceed $5,500. All other terms were unchanged.

Lines of Credit from Affiliates

As of September 30, 2020, the Company had borrowed $1 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit (including with related parties and non-related parties) have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $9 and $5 as of September 30, 2020 and December 31, 2019, respectively. Amortization expense for secured deferred financing costs was immaterial for the quarter and nine months ended September 30, 2020 and for the year ended December 31, 2019.

Summary

The borrowings secured by loan assets are summarized below:

	September 30, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$8,860	$6,202	$13,711	$9,375
S.K. Funding, LLC	7,063	4,791	10,394	6,771

Lender
Stephen K. Shuman	1,722	1,325	1,785	1,325
Jeffrey Eppinger	3,170	1,500	1,821	1,000
Hardy Enterprises, Inc.	1,726	1,000	1,684	1,000
Gary Zentner	389	250	472	250
R. Scott Summers	1,416	847	841	628
Paul Swanson	8,304	5,862	8,377	5,824
Total	$32,650	$21,777	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, we terminated our second public offering and commenced our third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at September 30, 2020 and December 31, 2019 was 10.31% and 10.56%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Gross Notes outstanding, beginning of period	$20,308	$17,348	$17,348
Notes issued	6,454	11,127	9,201
Note repayments / redemptions	(5,443)	(8,167)	(5,793)

Gross Notes outstanding, end of period	$21,319	$20,308	$20,756

Less deferred financing costs, net	435	416	425

Notes outstanding, net	$20,884	$19,892	$20,331

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Deferred financing costs, beginning balance	$786	$1,212	$1,212
Additions	131	365	336
Disposals	-	(791)	-
Deferred financing costs, ending balance	917	786	1,548
Less accumulated amortization	(482)	(370)	(1,123)
Deferred financing costs, net	$435	$416	$425

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019	Nine Months Ended September 30, 2019

Accumulated amortization, beginning balance	$370	$1,000	$1,000
Additions	112	161	123
Disposals	-	(791)	-
Accumulated amortization, ending balance	$482	$370	$1,123

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	September 30, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	October 2020(6)	10.0%	1,138	1,176
Subordinated Promissory Note	October 2020	9.5%	563	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	-	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	-	500
Subordinated Promissory Note	December 2020	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	-
Subordinated Promissory Note	February 2024	11.0%	20	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	370	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2020(5)	1.0%	279	279
Junior Subordinated Promissory Note	October 2020(5)	20.0%	173	173
			$5,600	$6,628

(1) Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2) Due six months after lender gives notice.

(3) Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4) These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

(5) These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

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

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) loan assets, net. The ratio of redeemable preferred equity plus members’ capital to loan assets, net was 9.8% and 12.9% as of September 30, 2020 and December 31, 2019, respectively. The ratio decreased significantly due to losses related to COVID-19. We anticipate this ratio to increase as we retain earnings for the remainder of 2020.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$22,762	$26,806
Secured lines of credit from affiliates	2	1	189
Unsecured line of credit (senior)	3	-	500
PPP Loan and EIDL Advance	3	371	-
Other unsecured debt (senior subordinated)	4	1,377	1,407
Unsecured Notes through our public offering, gross	5	21,319	20,308
Other unsecured debt (subordinated)	5	3,633	4,131
Other unsecured debt (junior subordinated)	6	590	590

Total		$50,053	$53,931

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. Combined loans outstanding as of September 30, 2020 and December 31, 2019 were 243 and 250, respectively. Gross loans receivable as of September 30, 2020 and December 31, 2019 totaled $51,521 and $57,608, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit, and market risk to our outstanding loans, were $21,560 and $16,662 as September 30, 2020 and December 31, 2019, respectively.

We anticipate an increase in our gross loan receivables over the 12 months subsequent to September 30, 2020 by directly increasing originations by funding new loans to borrowers in stronger markets. Competition has declined and, therefore, we believe the ability to return to historical levels may be achieved through 2021.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of September 30, 2020	As of December 31, 2019
Secured debt, net of deferred financing costs	$22,753	$26,991
Unsecured debt, net of deferred financing costs	26,484	26,520
Equity	4,753	7,147

Secured debt, net of deferred financing costs decreased $4,238 to $22,753 as of September 30, 2020 compared to December 31, 2019 which consisted of a decrease in borrowings secured by loans and affiliate lines of $4,050 and $188, respectively. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to September 30, 2020 through our existing loan purchase and sale agreements and additional lines of credit.

We anticipate that the other half of the loan asset growth will come from a combination of decreases in nonperforming assets, many of which are not used as collateral in secured lines, and increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs decreased $36 to $26,484 as of September 30, 2020 compared to December 31, 2019 due primarily to a decrease in other unsecured debts of $1,027 which was offset by an increased participation in our Notes Program of $991.

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

Equity decreased $2,394 to $4,753 as of September 30, 2020 compared to $7,147 as of December 31, 2019. The decrease was due primarily to the decline in net income for Class A common equity of $2,495. Equity increased $112 during the quarter ended September 30, 2020 compared to the quarter ended June 30, 2020. We anticipate an increase in our equity during the 12 months subsequent to September 30, 2020, through retaining earnings and the issuance of additional Series C cumulative preferred equity (“Series C Preferred Units”). If we are not able to increase our equity through retained earnings or the issuance of additional Series C Preferred Units, we will rely more heavily on raising additional funds through the Notes Program.

If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional funds.

Contractual Obligations

The following table shows the maturity of outstanding debt as of September 30, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured(1)	Secured Borrowings
2020	$25,431	$974	$2,676	$21,781
2021	13,257	12,073	1,168	16
2022	5,541	3,706	1,819	16
2023	1,119	824	189	106
2024 and thereafter	4,705	3,742	120	843
Total	$50,053	$21,319	$5,972	$22,762

(1)	Other Unsecured includes our PPP Loan of $361 and EIDL Advance of $10 of which $21, $247, and $103, collectively, matures during 2020, 2021, and 2022, respectively. All or a portion of the PPP Loan may be forgiven.

The total amount maturing through the year ending December 31, 2020 is $25,431, which consists of secured borrowings of $21,781 and unsecured borrowings of $3,650.

Secured borrowings maturing through year ending December 31, 2020 significantly consist of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and six lenders. Our secured borrowings are classified as maturing during 2020 primarily because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $5,862 due July 2021, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2021, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due July 2021, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $1,291 with no expiration date;
●	Builder Finance, Inc. – $6,202 with no expiration date;
●	New LOC Agreements – $3,596 generally one-month notice and six months to reduce principal balance to zero;
●	Mortgage payable – $4 due monthly; and
●	Wallach LOC – $1 with no expiration date.

Unsecured borrowings due by December 31, 2020 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $974 and $2,676, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 80% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 6 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Housing inflation generally has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are average in many of the housing markets in the U.S. today, and our lending against these values is safer than loans made by financial institutions in 2006 to 2008. Our analysis of the COVID-19 impact on housing in the markets in which we do business is mixed. In many markets, our customers see demand as outpacing new housing starts. In Orlando, Florida (which is our second highest geographic concentration risk by borrower), there has been a significant lack of demand for housing sold by customers who sell more affordable homes, which has resulted in losses that we recognized in the third quarter of 2020. We note that nationwide, fewer first-time home buyers will qualify for government backed loans due to FICO score and other criteria changes.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Higher short-term rates may increase the rates builders are charged by banks faster than our rates to the builder will grow, which might be a benefit for us. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. The rates we are paying our investors are going down due to COVID-19, including the rate on our three-month Note which has additional redemption options but lower returns, because other alternative investments are paying lower rates. This in turn will lower the rates to our borrowers over time. We also anticipate lower cost secured funding in the fourth quarter of 2020 which will also lower both our cost of funds and the rate we charge our customers.

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

Off-Balance Sheet Arrangements

As of both September 30, 2020 and December 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units as of September 30, 2020:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	1.3314226	$133,142.26
Gregory L. and Madeline M. Sheldon	0.3158608	31,586.08
BLDR, LLC	0.4307552	43,075.52
Schultz Family Living Trust	0.1071557	10,715.57
Jeffrey L. Eppinger	0.3636120	36,361.20
Fernando Ascencio and Lorraine Carol Ascencio	0.2004889	20,048.89
Total	2.7492952	$274,929.52

The proceeds received from the sales of the partial Series C Preferred Units in these transactions were used for the funding of construction loans. The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that he/she/it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.3 Series B Preferred Units to the Hoskins Group during the quarter ended September 30, 2020.

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of September 30, 2020, we had issued $15,198,000 in Notes pursuant to our current public offering. As of September 30, 2020, we incurred expenses of $484,000 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2020 were $14,714,000, all of which was used to increase loan balances.

(c)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2020, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to the Registrant’s Second Amended and Restated Operating Agreement, dated as of March 21, 2019, incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 5, 2020	By:	/s/ Catherine Loftin
Catherine Loftin
Acting Chief Financial Officer

