Form 10-K
period 2020-12-31
Shepherd's Finance, LLC
filed 2021-03-11
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in this Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of this Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and subsequent Quarterly Reports on Form 10-Q.

When considering forward-looking statements, our risk factors, as well as the other cautionary statements in this report and in our Registration Statement on Form S-1, should be kept in mind. Do not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

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

In addition, our Executive Vice President of Operations has 15 years of experience in this type of lending. Our Acting Chief Financial Officer (“CFO”), who served as our CFO from January 2018 to May 2019 and was appointed Acting CFO in July 2019, has 15 years of SEC registrant accounting experience. Our Executive Vice President of Sales has been in the housing industry for over 36 years including holding executive level positions for the majority of that time.

Human Capital Resources

As of December 31, 2020, we have retained 19 full-time employees (four of which are lending representatives) including our CEO. The development, attraction, and retention of employees is a strong focus for the Company, as is fostering and maintaining a strong, healthy corporate culture. Additionally, as described in more detail elsewhere in this report, we have an executive compensation program designed to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is now getting back to historical norms as of 2020), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the deals actually done). We believe that these lenders, while increasing their willingness and capacity to lend, will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing. In 2020, while more small banks returned to the construction lending market, the demand for our loan products has remained relatively constant. We attribute this to our sales staff, a housing market which has been strong in the second half of 2020, and an increase in the number of small home builders in the market. Housing starts in 2020 were still slightly below (for the year) the historical average of between 1,000,000 and 1,100,000 single family starts. However, the annualized rate of starts for December 2020 was 1,223,000 and for January 2021 was 1,269,000. These are above the historical norms.

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated. As of December 31, 2020, we have retained 19 full-time employees (four of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders working in the field.

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

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows for some of our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and how much of the lot purchase the builder is required to fund

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws, but are not regulated and controlled by bank examiners from the government. We follow best practices we have learned through our experience, some of which are required of banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds, is typically higher than that of most banks. We charge our borrowers higher interest rates than do most banks. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e., funding borrowing requests or maturities of debt).

Community Reinvestment Act (CRA)(1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including redeemable preferred equity) to loan assets.	Our equity to loan assets, net ratio was 11.3% as of December 31, 2020. The higher the percentage, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans to builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 21 states as of December 31, 2020.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this. We received two PPP loans, one in 2020 which was forgiven in 2020 and one in 2021.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, and maintaining certain files and documents similar to those that a bank might maintain.

(1)	The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales the homebuilder will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, through December 31, 2020, about 78% of our construction loans have been spec homes and 22% have been contracts.

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

We fund the loans that we originate using available cash resources that are generated primarily from borrowings, our loan purchase and sale agreements, proceeds from the fixed rate subordinated notes (“Notes”) offered pursuant to our public offering (“Notes Program”), equity, and net operating cash flow. We intend to continue funding loans we originate using the same sources.

There is a seasonal aspect to home construction, and this affects our monthly cash flow. In general, since the home construction loans we create will last less than a year on average, and since we are geographically diverse, the seasonality impact is somewhat mitigated.

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes; and/or

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	Average home construction loan is $300,000. Development loans vary greatly.

Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 3%, minimum rate of 7%

Origination Fee	5% for home construction loans, development loans on a case-by-case basis

Title Insurance	Only on high-risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives and our builder website, www.constructionspecloans.com.

Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the borrower.

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our CEO and board of managers.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2020:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	3	4	$1,821	$1,503	$1,004	60%		5%
Connecticut	1	1	515	382	262	65%		5%
Delaware	1	1	585	409	187	70%		5%
Florida	16	80	25,779	21,193	16,201	82%		5%
Georgia	3	3	1,300	839	476	65%		5%
Illinois	2	2	1,890	1,199	474	60%		5%
Michigan	4	9	2,451	1,942	805	79%		5%
Mississippi	1	1	240	189	166	79%		5%
New Jersey	1	5	1,357	1,339	928	99%		5%
New York	3	2	1,184	814	845	69%		5%
North Carolina	6	18	4,519	3,123	2,059	69%		5%
Ohio	3	8	2,703	2,020	1,393	75%		5%
Oregon	1	2	1,217	852	238	70%		5%
Pennsylvania	3	24	22,791	13,593	9,825	60%		5%
South Carolina	8	27	7,284	4,930	3,195	68%		5%
Tennessee	3	5	2,169	1,463	509	67%		5%
Texas	3	8	2,806	2,106	1,191	75%		5%
Utah	2	6	2,583	1,822	1,542	71%		5%
Virginia	1	1	505	353	79	70%		5%
Washington	1	5	2,030	1,311	508	65%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2019:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Colorado	1	1	$630	$425	$424	67%		5%
Connecticut	1	1	340	224	55	66%		5%
Florida	17	112	32,259	24,031	16,826	74%		5%
Georgia	3	4	2,085	1,343	917	64%		5%
Idaho	1	1	310	217	173	70%		5%
Indiana	2	3	1,687	1,083	383	64%		5%
Michigan	4	11	3,696	2,566	1,820	69%		5%
New Jersey	3	6	1,925	1,471	1,396	76%		5%
New York	2	3	1,370	940	743	69%		5%
North Carolina	6	20	5,790	4,009	2,471	69%		5%
Ohio	3	9	4,117	2,664	2,153	65%		5%
Oregon	1	2	1,137	796	739	70%		5%
Pennsylvania	3	24	20,791	13,322	11,772	64%		5%
South Carolina	11	25	8,809	6,419	4,786	73%		5%
Tennessee	3	4	1,367	1,069	503	78%		5%
Texas	3	4	1,984	1,270	843	64%		5%
Utah	2	4	1,862	1,389	1,000	75%		5%
Virginia	1	3	1,245	815	734	65%		5%
Washington	1	2	1,040	728	445	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Wyoming	1	1	228	160	143	70%		5%
Total	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

2021 Outlook

In 2021, we anticipate using proceeds from the Notes Program, the loan purchase and sale agreements, and other sources to generate additional loans (mostly spec home construction loans), increase loan balances, and increase our customer and geographic diversity. We anticipate that the rehab program will grow as a percentage of our origination volume.

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2020:

(All dollar [$] amounts shown in table and footnotes in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,361	$8,200	$6,175	84%		7%
Florida	3	3	1,373	1,193	1,029	87%		7%
New York	1	1	1,238	451	452	36%		7%
North Carolina	1	1	400	260	136	34%		7%
South Carolina	2	2	1,256	711	438	35%		7%
Total	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,630 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019:

(All dollar [$] amounts shown in table and footnotes in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$10,191	$7,000	$7,389	73%		7%
Florida	2	3	1,301	1,356	891	68%		7%
North Carolina	1	1	400	260	99	25%		7%
South Carolina	1	2	1,115	1,250	618	55%		7%
Total	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

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

We believe that this is a good time to extend commercial loans to builders in the residential real estate market because, currently, this market appears underserved, and many of our competitors have sustained losses due to the impact of the COVID-19 pandemic and, therefore, are reluctant to lend in this space at this time. We expect our loans to be different than other lenders in the markets in which we are active. Typically, the differences are:

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

Risks Related to our Business

Our business is not industry-diversified. The United States economy experienced a slow recovery after the significant downturn in the homebuilding industry beginning in 2007, which was one of the worst credit and liquidity crises since the 1930s. Deterioration in the homebuilding industry or economic conditions, including as a result of COVID-19, could decrease demand and pricing for new homes and residential home lots. A decline in housing values similar to the national downturn in the real estate market that began in 2007 would have a negative impact on our business. Smaller value declines will also have a negative impact on our business. These factors may decrease the likelihood we will be able to generate enough cash to repay the Notes.

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest and principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, the overall economy, which can be impacted by outbreaks of communicable illnesses, including the ongoing COVID-19 outbreak, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. If there is a tightening of the credit markets, it would be more difficult for potential homeowners to obtain financing to purchase homes. If housing prices decline or sales in the housing market decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (COVID-19), which could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects.

We face risks related to an epidemic, pandemic, or other health crisis. COVID-19 has spread globally and the outbreak has caused significant disruptions to the economy. We have been impacted and continue to face risks related to COVID-19, which has caused disruptions to the economy and in all of the markets in which we lend. Our operating results depend significantly on the homebuilding industry. The outbreak has caused weakness in national, regional, and local economies, and has decreased the demand for sales of homes in some areas. It may cause additional decreases in demand for the sales of homes in those areas and others in the future, which could negatively affect our homebuilding customers and their ability to repay our loans. In such event, our business, financial condition, liquidity, results of operations, and prospects could be adversely impacted, including our ability to repay our Notes. The ultimate extent of the impact of the COVID-19 outbreak on our business, financial condition, liquidity, results of operations, and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 outbreak and the actions to contain or treat its impact, among others. As we emerge from the pandemic, housing trends may shift away from some of today’s stronger markets and back towards other, currently suffering, markets.

As a result of the potential impact of COVID-19, we suspended originations of new loans as of March 20, 2020 in order to maintain our liquidity and based on our expectation that home values would likely decrease in the near future. We initially told all of our borrowers that we would fund all loans where the underlying home was already under construction, and advised them to build as quickly as possible to bring the homes on the market as soon as possible. For loans where the borrower had not yet begun construction of the underlying home, we initially told them that we would not fund construction and they should therefore not start construction.

On May 7, 2020, the Company made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of its customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than those established in April 2020 but more conservative than terms prior to the arrival of COVID-19. At that point, the Company was offering normal terms to approximately 40% of its customers, and restricted terms to approximately 60% of its customers. In the second half of 2020, the Company slowly increased the percentage of customers with normal terms to near 100% by the end of the year. The Company averaged $2,233 in new loan originations in the first five months of 2020, but under the adjusted terms the Company averaged $6,056 of loan originations in June through December 2020. The fees from these originations are typically recognized over 12 months. New loan fees from these seven months before deferred loan origination costs were $1,849, which we will recognize over 12 months. The Company attributes this increase in volume to many of its larger nonbank competitors going out of business or leaving the lending business. In the second and third quarters, all builders who we told not to build on lots we had closed on in the first quarter were allowed to build the homes. All but five of those homes has started construction, and many are finished and paid off.

Due to the continued cases of the COVID-19 pandemic, there are still economic uncertainties that could negatively impact net income (loss). Other financial impacts could occur though such potential impact is unknown at this time.

The homebuilding industry could experience adverse conditions, and the industry’s implementation of strategies in response to such conditions may not be successful.

The United States homebuilding industry experienced a significant downturn beginning in 2007. During the course of the downturn, many homebuilders focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations, as many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. Although the homebuilding industry has experienced positive gains over the last decade, there can be no assurance that these gains will continue, and these gains may be impacted if negative economic conditions occur as a result of COVID-19, or if there is a negative impact on the homebuilding industry’s expectations for future home sales. The homebuilding industry could suffer similar, or worse, adverse conditions in the future. Decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay Note holders’ principal and interest on the Notes.

We have $46,405,000 of loan assets as of December 31, 2020. A 35% reduction in total collateral value would reduce our earnings and net worth by $4,156,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2020, we had $46,405,000 of loan assets on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $4,156,000 loss. Accordingly, our business is subject to risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $8,230,000 of development loan assets as of December 31, 2020, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

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

As of December 31, 2020, 29% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties are referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market. The Hoskins Group also has a preferred equity interest in us, and in January 2021 we invested approximately $500,000 in Series A Preferred Units in Benjamin Marcus Homes, LLC. Therefore, currently, we are reliant upon a single developer and homebuilder who is concentrated in a single city, for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder or in the Pittsburgh housing market generally will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes. One of our independent managers, Gregory L. Sheldon, also serves an advisor to the Hoskins Group and, consequently, Mr. Sheldon may face conflicts of interest in the advice that he provides to us and the Hoskins Group, including if any such adverse condition were to materialize.

Also, as of December 31, 2020, 12.1% of our outstanding loan commitments consisted of loans made to a customer in Orlando, Florida.

We have foreclosed assets as of December 31, 2020, which unlike our loans, are recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $1,557,000 loss. Our business is subject to increased risk of not being able to repay timely our Note holders’ investments if such a reduction were to occur.

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

Mortgage rates may rise significantly over the next several years. The benefit of recent trends loosening credit to potential end users of homes may be outweighed by the rise of interest rates for those borrowers, which might lower demand for new homes. In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%, and the Federal Reserve has indicated it expects rates to remain within this range through 2023 and possibly longer. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience a reduced interest spread as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income.

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

Most of our assets are commercial construction loans to homebuilders and/or developers which are a higher-than-average credit risk, and therefore could expose us to higher rates of loan defaults, which could impact our ability to repay amounts owed to Note holders.

Our primary business is extending commercial construction loans to homebuilders, along with some loans for land development. These loans are considered higher risk because the ability to repay depends on the homebuilder’s ability to sell a newly built home. These homes typically are not sold by the homebuilder prior to commencement of construction. Therefore, we may have a higher risk of loan default among our customers than other commercial lending companies. If we suffer increased loan defaults in any given period, our operations could be materially adversely affected, and we may have difficulty making our principal and interest payments on the Notes.

If we lose or are unable to hire or retain competent personnel, we may be delayed or unable to implement our business plan, which would adversely affect our ability to repay the Notes.

We do not have an employment agreement with any of our employees and cannot guarantee that they will remain affiliated with us. Although we have purchased key person life insurance on our Chief Executive Officer, we do not have key person insurance on any of our other employees. If any of our key employees were to cease their affiliation with us, our consolidated operating results could suffer. We believe that our future success depends, in part, upon our ability to hire and retain additional personnel. We cannot assure our investors that we will be successful in attracting and retaining such personnel, which could hinder our ability to implement our business plan.

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

We have entered into loan purchase and sale agreements with third parties to sell them portions of some of our loans. This increases our leverage. While the agreements are intended to increase our profitability, large loan losses and/or idle cash could actually reduce our profitability, which could impair our ability to pay principal and/or interest on the Notes.

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

We may experience growth that could place a significant strain upon our operational systems and procedures. Initially, all of our computer systems used electronic spreadsheets and we utilized other methods that a small company would use. Over time, we added a loan document system which many banks use to produce closing documents for loans. During March 2018, we replaced our previous electronic spreadsheet system for Notes investors with a proprietary system. In addition, in July 2019, we replaced our loan asset tracking system with a new proprietary system. In 2021 we plan on replacing our loan production systems with a new proprietary system. We may fail to implement these systems effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel. If any of these systems fail, it could have a material adverse effect on our business, financial condition, results of operations, and, ultimately, our ability to repay principal and interest on the Notes.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common equity held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the PCAOB which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold shareholder advisory votes on executive compensation.

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

In the course of our business, we foreclose and take title to real estate that could be subject to environmental liabilities. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical release at any property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

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

Risks Related to Conflicts of Interest

Our CEO (who is also on our board of managers) and Executive Vice President of Sales will face conflicts of interest as a result of the secured lines of credit made to us, which could result in actions that are not in the best interests of our Note holders.

We have two lines of credit from Daniel M. Wallach (our CEO and chairman of the board of managers) and his affiliates, and one line of credit from William Myrick (our Executive Vice President of Sales). The first line of credit has a maximum principal borrowing amount of $1,250,000 and is payable to Mr. Wallach and his wife, Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second line of credit has a maximum principal borrowing amount of $250,000 and is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC,” and together with the Wallach LOC, the “Wallach Affiliate LOCs”). The third line of credit has a maximum principal borrowing amount of $1,000,000 and is payable to Mr. Myrick (the “Myrick LOC”). As of December 31, 2020, there was no amount outstanding pursuant to the Wallach Trust LOC, with availability on that line of credit of $250,000, there was no amount outstanding pursuant to the Wallach LOC, with remaining availability on that line of credit of $1,250,000, and there was no amount outstanding pursuant to the Myrick LOC, with availability on that line of credit of $1,000,000. The interest rates on the Wallach Affiliate LOCs and the Myrick LOC generally equal the prime rate plus 3% and were 6.25% as of December 31, 2020. The Wallach Affiliate LOCs and the Myrick LOC are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these Wallach Affiliate LOCs and the Myrick LOC. Pursuant to the promissory note for each Wallach Affiliate LOCs and the Myrick LOC, the lenders have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach and Mr. Myrick will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the Wallach Affiliate LOCs and Myrick LOC, respectively. If Mr. Wallach or Mr. Myrick exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

As a result of his large equity ownership in the Company, our CEO will face a conflict of interest in deciding the number of distributions to equity owners, which could result in actions that are not in the best interests of Note holders.

As of December 31, 2020, our CEO (who is also on the board of managers) beneficially owned 80.7% of the common equity of the Company. He and his wife also own 44.7% the Series C cumulative preferred units outstanding as of December 31, 2020. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

Some of our employees and managers may face conflicts of interest as a result of their and their relatives’ investment in the Notes, which could result in actions that are not in your best interests.

Employees, managers, members, and relatives of managers and members have invested in the Notes, with $4,470,000 outstanding as of December 31, 2020. While investment in the Notes by our affiliates may align their interests with those of other Note holders, it could also create conflicts of interest by influencing those employees’ or managers’ actions during times of financial difficulties. For example, the fact that certain of our managers hold Notes, and the value of Notes they hold, could influence their decision to redeem Notes at a time or times when it would be prudent to use our cash resources to build capital, pay down other outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Notes by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is averse to other holders of the Notes.

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

As of December 31, 2020, we had $0 of secured debt outstanding on our senior debt lines of credit from affiliates of $2,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third-parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

Risks Related to Liquidity

We depend on the availability of significant sources of credit to meet our liquidity needs and our failure to maintain these sources of credit could materially and adversely affect our liquidity in the future.

We plan to maintain our loan purchase and sale agreements and our lines of credit from affiliates so that we may draw funds when necessary to meet our obligation to redeem maturing Notes, pay interest on the Notes, meet our commitments to lend money to our customers, and for other general corporate purposes. Certain features of the loan purchase and sale agreements with third parties have added liquidity and flexibility, which have lessened the need for the lines of credit from affiliates. If we fail to maintain liquidity through our loan purchase and sale agreements and lines of credit for any reason, including a potential negative impact to the credit markets as a result of an outbreak of a communicable illness such as COVID-19, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly reduced or delayed for any reason and we fail to obtain or renew a line of credit, or we default on any of our lines of credit, then our ability to meet our obligations, including our Note obligations, could be materially adversely affected, and we may not have enough cash to pay back Note holders’ investments.

In addition, the borrowing capacity on two of our lines of credit is based on the amount outstanding on the underlying collateral loans. Because we made the decision in May 2020 to reopen lending under normal, pre-COVID-19 terms for only a limited group of certain of our customers, we may not be able to replace the underlying collateral loans with new loans and, in such a situation, the borrowing capacity on those lines of credit would be reduced. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line) will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

We have unfunded commitments to builders as of December 31, 2020. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes Program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2020, we have $19,495,000 of unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note holders.

We have a secured line of credit which expires in 2021, and the unsecured portion of a line of credit which also expires in 2021. Failure of those lines to renew could strain our ability to pay other obligations.

We have a $1,325,000 line of credit due in July 2021 (the “Shuman LOC”). The Shuman LOC was fully borrowed as of December 31, 2020. We do not know whether the Shuman LOC will be renewed. We also have a $7,000,000 line of credit, a portion of which is unsecured (the “Unsecured Swanson LOC”). The balance on the Unsecured Swanson LOC as of December 31, 2020 was $315,000, which is due in March 2021. We do not know whether the Unsecured Swanson LOC will be renewed. If we are unable to renegotiate or extend these lines of credit, then we may default on one or both of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2020, we have approximately $49,937,000 of debt, net of deferred financing costs. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2020, we have a total outstanding balance of $12,170,000 on our lines of credit and approximately $9,817,000 on our loan purchase and sale agreements. We also have the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The loan purchase and sale agreements and other secured debt are with third parties and all but one of the lines of credit are collateralized by loans that we have issued to builders. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. As of December 31, 2020, we had approximately $6,114,000 in Notes coming due by April 2021, and we cannot be certain whether we will be able to fund those Notes upon maturity. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities, and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the Wallach Affiliate LOCs, Myrick LOC, loan purchase and sale agreements, the senior subordinated note discussed in the prior paragraph, and the line of credit discussed in the prior paragraph. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the loan purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of a Noteholder’s investment if we are unable to repay all of our secured debt.

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

The interest rate under the Wallach Affiliate LOCs and Myrick LOC is generally equal to the prime rate plus three percent. Increases in interest rates will increase the applicable prime rate and therefore, the interest rate under the Wallach Affiliate LOCs and the Myrick LOC will increase. An increase in the interest rate would increase the amount of debt payments under the Wallach Affiliate LOCs which would reduce our cash flows and could impair our ability to repay the principal and interest on the Notes.

We incurred indebtedness secured by our office property, which may result in foreclosure.

The debt incurred by us in connection with our office property is secured by a mortgage. If we default on our secured indebtedness, the lender may foreclose and the entire investment in the office property could be lost, which could adversely affect our ability to repay the principal and interest on the Notes

The indenture does not contain the type of covenants restricting our actions, such as restrictions on creating senior debt, paying distributions to our owners, merging, recapitalizing, and/or entering into highly leveraged transactions. The indenture does not contain provisions requiring early payment of Notes in the event we suffer a material adverse change in our business or fail to meet certain financial standards. Therefore, the indenture provides very little protection of Note holders’ investments.

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

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $22,959,000 on December 31, 2020, and is expected to grow in the future. We also have senior subordinated notes which are senior to the Notes of $1,800,000 as of December 31, 2020. In addition, we entered into a line of credit agreement which is senior unsecured, with a maximum outstanding balance of $750,000. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death and we would be obligated to fulfill such redemption request. Holders of a 36 month Note issued on or after February 4, 2020 may request redemption at any time and, subject to certain limitations, we would be obligated to fulfill such redemption request. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $2,500,000 with $0 borrowed as of December 31, 2020, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

We intend to use the net offering proceeds in accordance with the “Use of Proceeds” section of our prospectus, including investment in secured real estate loans for the acquisition and development of parcels of real property as single-family residential lots and/or the construction of single-family homes. Since we have not identified any investments that we will make with the net proceeds of this offering, we are generally unable to provide Note holders with information to evaluate the potential investments we may make with the net offering proceeds before purchasing the Notes. Note holders must rely on our management to evaluate our investment opportunities, and we are subject to the risk that our management may not be able to achieve our objectives, may make unwise decisions, or may make decisions that are not in our best interest.

A portion of our collateral securing the Pennsylvania Loans is preferred equity in our Company. In the event of a foreclosure on the properties securing the Pennsylvania Loans, a portion of our collateral is preferred equity in our Company, it would be difficult to sell the preferred equity in order to reduce the loan balance.

Some of the collateral securing the Pennsylvania Loans is preferred equity in our Company, which has a book value of $1,630,000 as of December 31, 2020. If the borrower defaults on any of the Pennsylvania Loans and we are forced to use collateral to repay any of the Pennsylvania Loans, we will need to sell this preferred interest in us to a third party. There is no liquid market for this instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

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

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. Our company had 11% and 13% of our loan assets in equity as of December 31, 2020 and 2019, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2020, we operate an office in Jacksonville, Florida, which we own. We entered into a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed. As of December 31, 2020, our mortgage payable balance was $619,000.

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

As of December 31, 2020, we had 2,629 Class A common membership units (“Class A Common Units”) outstanding, held by our eight members. There is no established public trading market for our Class A Common Units. As of December 31, 2020, 80.7% of our outstanding Class A Common Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Preferred Equity

Series B Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.1 and 0.7 Series B Preferred Units to the Hoskins Group for $10 and $70 in October and December 2020, respectively.

There is no established public trading market for our Series B Preferred Units. The Series B Preferred Units are redeemable by the Company at any time. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will generally be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company.

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

Series C Preferred Units

As of December 31, 2020, we had 35.82 Series C cumulative preferred units (“Series C Preferred Units”) outstanding, held by ten investors. There is no established public trading market for our Series C Preferred Units. As of December 31, 2020, 44.7% of our outstanding Series C Preferred Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2020:

Recipient	Units Issued	Distribution Proceeds
Daniel M. Wallach and Joyce S. Wallach	1.8023933	$180,239.33
Gregory L. Sheldon and Madeline M. Sheldon	0.4275918	42,759.18
BLDR Holdings, LLC	0.5831284	58,312.84
Jeffrey L. Eppinger	0.4848160	48,481.60
Fernando Ascencio and Lorraine Carol Ascencio	0.2714087	27,140.87
Schultz Family Revocable Living Trust	0.1450604	14,506.04
Alfred Z. Spector	0.0081522	815.22
Total	3.7225508	$372,255.08

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

We registered up to $70,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-203707, effective September 29, 2015). As of December 31, 2020, we had issued a gross amount of $21,223 in Notes pursuant to our public offering. From March 23, 2019 through December 31, 2020, we incurred expenses of $501 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2020 were $20,722 and primarily used to increase loan balances.

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

The summary consolidated financial data as of and for the fiscal years ended December 31, 2020 and 2019 is derived from our audited consolidated financial statements included elsewhere in this document. The summary consolidated financial data as of and for the fiscal years ended December 31, 2018, 2017, and 2016 is derived from our audited consolidated financial statements not included in this document.

As of and for the years ended December 31,

	2020	2019	2018	2017	2016
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Operations Data
Net interest income
Interest and fee income on loans	$8,209	$10,131	$7,764	$5,812	$3,640
Interest expense	6,126	5,780	4,296	2,707	1,748
Provision for Loan losses	1,805	222	89	44	16
Net interest income after loan loss provision	278	4,129	3,379	3,061	1,876
Non-Interest Income
Gain on foreclosure of assets	52	203	19	77	72
Gain on sale of foreclosed assets	160	-	-	-	-
Gain on the extinguishment of debt	361	-	-	-	-
Impairment gains on foreclosed assets	91	-	-	-	-
Non-Interest Expense
Selling, general and administrative expenses	2,270	2,486	2,112	2,090	1,319
Loss on foreclosure of assets	54
Loss on sale of foreclosed assets	102	274	103	–	–
Impairment loss on foreclosed assets	445	558	515	266	111
Net (loss) income	$(1,929)	$1,014	$668	$782	$518

Balance Sheet Data
Cash and cash equivalents	$4,749	$1,883	$1,401	$3,478	$1,566
Accrued interest on loans	601	1,031	568	720	280
Premises and equipment	903	936	1,051	1,020	69
Other assets	981	202	327	58	82
Loans receivable, net	46,405	55,369	46,490	30,043	20,091
Foreclosed assets, net	4,449	4,916	5,973	1,036	2,798
Real estate investments	1,181	-	-	-	-
Total assets	59,269	64,337	55,810	36,355	24,886
Customer interest escrow	510	643	939	935	812
Accounts payable, accrued interest payable and other accrued expenses	3,447	2,999	2,864	2,058	1,363
Notes payable unsecured, net of deferred financing costs	26,978	26,520	22,635	16,904	11,962
Notes payable secured, net of deferred financing costs	22,959	26,991	23,258	11,644	7,322
EIDL advance	10	-	-	-	-
Due to preferred equity member	106	37	32	31	28
Total liabilities	54,010	57,190	49,728	31,572	21,487
Redeemable preferred equity	3,582	2,959	2,385	1,097	–
Members’ capital	1,677	4,188	3,697	3,686	3,399
Members’ contributions	160	150	80	90	140
Members’ distributions	(300)	(357)	(737)	(585)	(543)

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

Overview

We were organized in the Commonwealth of Pennsylvania in 2007 under the name 84 RE Partners, LLC and changed our name to Shepherd’s Finance, LLC on December 2, 2011. We converted to a Delaware limited liability company on March 29, 2012. Our business is focused on commercial lending to participants in the residential construction and development industry. We believe this market is underserved because of the lack of traditional lenders currently participating in the market. We are located in Jacksonville, Florida. Our operations are governed pursuant to our limited liability company agreement.

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

As of December 31, 2020, the Company’s number of impaired loans reduced by 17 loans to 29 compared to the 46 impaired loans as of June 30, 2020. As of December 31, 2020, the 29 impaired gross loans receivable balance was $11,816 which was primarily due to COVID-19. In addition, we recognized $1,533 in loan loss expense, $91 in impairment loss of foreclosed assets and $469 in direct write-offs of interest income during the year ended December 31, 2020 due primarily to the COVID-19 pandemic.

The Company continues to lose interest income on assets that do not accrue interest. During the year ended December 31, 2020 the estimated loss on interest income related to impaired and foreclosed assets was $1,150. Looking ahead, we expect this to decrease in the first half of 2021.

Finally, the impact of COVID-19 and prior to COVID-19 is the lack of loan originations which impacts our earnings through the loss of fee income. Loan originations and fee income for the first five months of 2020 and 2019 was $11,166 and $886 and $30,605 and $1,411, respectively. For the last seven months of 2020, loan originations increased to $42,390 compared to $28,165 for the same period of 2019. We anticipate this rate of increase to continue through 2021.

Response to COVID-19

As a result of the potential impact of COVID-19, we suspended originations of new loans as of March 20, 2020 in order to maintain our liquidity and based on our expectation that home values would likely decrease in the near future. We initially told all of our borrowers that we will fund all loans where the underlying home is already under construction, and advised them to build as quickly as possible to bring the homes on the market as soon as possible. For loans where the borrower has not yet begun construction of the underlying home, we initially told them that we would not fund construction and they should therefore not start construction.

During April 2020, as the Company continued to monitor market conditions overall and in the specific markets in which the Company lends, the Company observed that some markets had little to no impact from a housing perspective as a result of COVID-19; however, the Company’s borrowers in Pennsylvania and Michigan were significantly impacted due to the government shutting down home construction completely, and customers in Florida were significantly impacted by the changes in lending rules for end users and the high levels of unemployment caused by COVID-19. The Company made the decision to fund new loans to borrowers in stronger markets for the purpose of developing presold homes, which loans have reduced loan-to-value ratios. In addition, the Company continued to monitor funding spec loans in some markets on a case-by-case basis for loans with reduced loan-to-value ratios. In addition, the Company stopped recognizing interest on loans issued to customers impacted by COVID-19 and is expected to continue until those loans are paid off.

On May 7, 2020, the Company made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of its customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than those established in April 2020 but more conservative than terms prior to the arrival of COVID-19. At that point, the Company was offering normal terms to approximately 40% of its customers, and restricted terms to approximately 60% of its customers. In the second half of 2020, the Company slowly increased the percentage of customers with normal terms to near 100% by the end of the year. The Company averaged $2,233 in new loan originations in the first five months of 2020, but under the adjusted terms the Company averaged $6,056 of loan originations in June through December 2020. The fees from these originations are typically recognized over 12 months. New loan fees from these seven months before deferred loan origination costs were $1,849, which we will recognize over 12 months. The Company attributes this increase in volume to many of its larger nonbank competitors going out of business or leaving the lending business. In the second and third quarters, all builders who we told not to build on lots we had closed on in the first quarter were allowed to build the homes. All but five of those homes has started construction, and many are finished and paid off.

We are continuously monitoring the markets, builders, and the COVID-19 situation for the remaining loans which we have not yet released for construction. Management anticipates revisiting these lending parameters during 2021 as the COVID-19 situation continues to develop. However, due to the continued cases of the COVID-19 pandemic, there are still economic uncertainties that could negatively impact net income (loss). Other financial impacts could occur though such potential impact is unknown at this time.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans. Despite these efforts, if values in a particular area of the country drop by 60%, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan, and helping the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.
Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)	As of December 31, 2020 and 2019, 29% and 25% of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2020, our next two largest customers make up 12% and 6% of our loan commitments, with loans in Orlando, Florida and Cape Coral, Florida, respectively. As of December 31, 2019, our next two largest customers made up 15% and 3% of our loan commitments, with loans in Sarasota, Florida and Savannah, Georgia, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while continuing to focus on our residential homebuilder customers.
Not having funds available to us to service the commitments we have

As of December 31, 2020, our typical construction loan had about 68% of its loan amount outstanding on average. That means that on average, about 32% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2020, unfunded commitments totaled $19,495, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments;

● sell more secured interest on our loans; or

● draw down on our lines of credit from our affiliates.

Nonpayment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some nonpayment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.
Nonperforming assets	As of December 31, 2020, nonperforming assets were approximately $14,568 (defined as impaired loans and/or loans on nonaccrual plus foreclosed assets net of reserves).

Opportunities

The Company anticipates an increase in profit in 2021 compared to 2020. To achieve these increases in profits, the Company is focused on the following four things:

1.

First, the Company is focused on reducing the number of assets currently not paying interest. Due primarily to the impact of COVID-19, the Company transferred 31 loans with a total loan receivable, net balance of $8,687 as of June 30, 2020 for one of our largest borrowers into a non-performing asset. As of December 31, 2020, the total loans for this certain borrower classified as impaired assets decreased by 15 to 16 with a total loan receivable, net balance of $6,906. The Company’s reduction of non-performing assets are expected to be achieved by a combination of the selling of foreclosed assets and the payoff of nonperforming loans;

2.

Second, the Company is focused on continuing the higher level of new loan originations that the Company did not realize during the first five months of 2020. Average originations during the first five months and last seven months ended December 31, 2020 was $2,233 and $6,056, respectively;

3.	Third, the Company seeks to have the cash to fund new originations through new financing and the potential reduction of nonperforming assets;

4.	Fourth, lowering the Company’s cost of funds.

We anticipate that the housing market in most of the areas in which we do business will be strong despite the impact of COVID-19. We also anticipate that the losses we incurred in principal related to COVID-19 will not continue, and that the lack of interest due to nonperforming assets from COVID-19 will decrease significantly over the course of the first half of 2021.

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

Loan Losses

Future losses on current loans are estimated in our financial statements. This estimate is important because it is on our largest asset (loans receivable). It is impossible to know what these losses will be, as the condition of the market cannot be determined, and specific situations with each loan are unpredictable and change constantly. Loan losses, as applicable, are accounted for both on the consolidated balance sheets and the consolidated statements of operations. On the consolidated statements of operations, management estimates the number of losses to capture during the current year. This current period amount incurred is referred to as the loan loss provision. The calculation of our allowance for loan losses, which appears on our consolidated balance sheets as a reduction to Loans receivable, net and is detailed in the notes to our financial statements, requires us to compile relevant data for use in a systematic approach to assess and estimate the number of probable losses inherent in our commercial lending operations and to reflect that estimated risk in our allowance calculations. We use the policy summarized as follows:

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

For loans greater than 12 months in age that are individually evaluated for impairment, appraisals have been prepared within the last 13 months if construction is greater than 90% complete. If construction is less than 90% complete the Company uses the latest appraisal on file. Certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a broker’s opinion of value.

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

December 31, 2020 Loan Loss Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$4,156

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** If the loans were nonperforming, assuming a book amount of the loans outstanding of $46,405, and the fair value of the real estate collateral on all outstanding loans was reduced by 35%.

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

December 31, 2020 Foreclosed Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$1,557

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

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (4), and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2020 and 2019 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our statement of operations for the years ended December 31, 2020 and 2019:

(in thousands of dollars)	2020	2019

Net Interest Income
Interest and fee income on loans	$8,209	$10,131
Interest expense:
Interest related to secured borrowings	2,973	2,948
Interest related to unsecured borrowings	3,153	2,832
Interest expense	$6,126	$5,780

Net interest income	2,083	4,351

Less: Loan loss provision	1,805	222
Net interest income after loan loss provision	278	4,129

Non-Interest Income
Gain on sale of foreclosed assets	$160	$-
Gain on foreclosure of assets	52	203
Gain on the extinguishment of debt	361	-
Impairment gains on foreclosed assets	91	-
Total non-interest income	$664	$203

Income	942	4,332

Non-Interest Expense
Selling, general and administrative	$2,185	$2,394
Depreciation and amortization	85	92
Loss on the sale of foreclosed assets	102	274
Loss on foreclosure	54	-
Impairment loss on foreclosed assets	445	558
Total non-interest expense	2,871	3,318

Net (loss) income	$(1,929)	$1,014

Earned distribution to preferred equity holders	525	457

Net (loss) income attributable to common equity holders	$(2,454)	$557

Net (loss) income for the year ended December 31, 2020 decreased $2,943 to $(1,929) when compared to the same period of 2019. The decrease in net income was primarily due to the economic effects stemming from the COVID-19 pandemic.

In addition, we had $46,405 and $55,369 in loan assets, net as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we had 213 construction loans in 21 states with 67 borrowers and nine development loans in five states with eight borrowers.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2020 and 2019:

	2020		2019
Interest Income		*		*
Estimated interest income	$7,623	14%	$7,601	14%
Estimated unearned interest income due to COVID-19	(1,099)	(2)%	-	-%
Write-offs due to COVID-19	(469)	(1)%	-	-%
Interest income on loans	6,055	11%	7,601	14%
Fee income on loans	2,154	4%	2,530	5%
Interest and fee income on loans	8,209	15%	10,131	19%
Interest expense – secured	2,973	5%	2,948	6%
Interest expense – unsecured	2,997	6%	2,671	5%
Offering costs amortization	156	-%	161	-%
Interest expense	6,126	11%	5,7580	11%
Net interest income (spread)	2,083	4%	4,351	8%

Weighted average outstanding loan asset balance	$55,189		$53,308

*annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7%. For most loans, the margin is fixed at 3%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity).

Interest income on loans decreased to 11% for the year ended December 31, 2020 compared to 14% for the same periods of 2019. The Company expensed $469 in interest income for the year ended December 31, 2020 due to impairment of loans associated with four of our borrowers directly related to COVID-19. In addition, estimated interest not earned during the year ended December 31, 2020 related to those borrowers was approximately $1,099.

The difference between estimated interest income on loans ignoring the impact of COVID-19 and the interest paid was 3% for both the years ended December 31, 2020 and 2019 which is our standard margin.

We anticipate our standard margin to be 3% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.9%.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. We do not recognize a loan fee on our development loans. When loans terminate before than their expected life, the remaining fee is recognized at the termination of the loan.

During the year ended December 31, 2020 fee income on loans decreased 1% compared to the same period of 2019. The decrease in fee income was due primarily to lower loan originations related to the impact of the COVID-19 pandemic.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of December 31, 2020 and 2019, we had 29 impaired loans in the aggregate amount of $11,816 and four impaired loans in the aggregate amount of $1,495 that were not paying interest, respectively. Non-performing assets not related to the impact of COVID-19 were $1,229 of the $11,816.

Due to the impact of COVID-19, the Company transferred the loan receivables balance of $9,728 as of June 30, 2020 for one of our largest borrowers into a non-performing asset. As of December 31, 2020, the amount due from this borrower is $8,206.

Foreclosed assets do not provide a monthly interest return. As of December 31, 2020 and 2019, foreclosed assets were $4,449 and $4,916, respectively, which resulted in a negative impact on our interest spread in both years.

The amount of nonperforming assets is expected to decrease in the first half of 2021 as we continue to liquidate nonperforming loans and foreclosed assets.

Loan Loss Provision

Loan loss provision (expense throughout the year) was $1,805 and $222 for the years ended December 31, 2020 and 2019, respectively.

The allowance for loan losses at December 31, 2020 was $1,968, of which $151 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,532, special mention loans of $120 and impaired loans not due to impacts from COVID-19 of $165. During the year ended December 31, 2020, we incurred $72 in direct charge offs.

The allowance for loan losses at December 31, 2019 was $235, of which $230 related to loans without specific reserves. During the year ended December 31, 2019, we incurred $173 in direct charge-offs.

Non-Interest Income

Gain on Sale of Foreclosed Assets

During the years ended December 31, 2020 and 2019, we recognized $160 and $0 as a gain on the sale of foreclosed assets. We sold seven foreclosed assets related to four original borrowers during the year ended December 31, 2020 which resulted in a gain on sale of foreclosed assets.

Gain on Foreclosure of Assets

During the years ended December 31, 2020 and 2019, we recognized $52 and $203 as a gain on the foreclosure of assets. We transferred two and seven loan receivable assets to foreclosed assets which resulted in a gain on foreclosure during the years ended December 31, 2020 and 2019, respectively.

Impairment Gains on Foreclosed Assets

During the year ended December 31, 2020 and 2019, we recognized $91 and $0 as a gain on impairment of foreclosed assets on four certain assets, respectively.

Gain on the Extinguishment of Debt

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

In November 2020, the full principal amount of the PPP loan or $361 and the accrued interest were forgiven by the U.S. Small Business Administration.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses for the years ended December 31, 2020 and 2019:

	2020	2019
Selling, general and administrative expenses
Legal and accounting	$224	$240
Salaries and related expenses	975	1,387
Board related expenses	99	91
Advertising	85	128
Rent and utilities	52	57
Loan and foreclosed asset expenses	498	211
Travel	140	138
Other	112	142
Total SG&A	$2,185	$2,394

SG&A expenses decreased $209 to $2,185 for the year ended December 31, 2020 compared to the same period of 2019. The decrease in SG&A expenses was due primarily to lower salaries and related expenses of $412 to $975 for the year ended December 31, 2020 compared to the same period of 2019 which were offset by an increase in loan and foreclosed asset expenses of $287.

During the year ended December 31, 2019, salaries and related expenses included profit share expense which was not recognized during 2020. In addition, loan and foreclosed asset expenses were higher in 2020 due to the additions of construction/development costs incurred to fully complete assets to sell. Advertising expenses decreased $43 to $85 for the year ended December 31, 2020 compared to the same period of 2019.

Loss on the Sale of Foreclosed Assets

During the years ended December 31, 2020 and 2019, we recognized $102 and $274 as a loss on the sale of foreclosed assets. We sold eight foreclosed assets related to two original borrowers during the year ended December 31, 2020 which resulted in a loss on sale of foreclosed assets.

During the year ended December 31, 2019, we sold three foreclosed assets related to two original borrowers which resulted in a loss on sale of foreclosed assets.

Loss on Foreclosure of Assets

During the years ended December 31, 2020 and 2019, we recognized $54 and $0 as a loss on the foreclosure of assets. We transferred two loan receivable assets to foreclosed assets which resulted in a loss on foreclosure during the year ended December 31, 2020.

Impairment Loss on Foreclosed Assets

During the year ended December 31, 2020 and 2019, we recognized $445 and $558 as a loss on impairment of foreclosed assets, respectively. Impairment loss on foreclosed assets for the year ended December 31, 2020 included $91 recognized as a result of COVID-19.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our lines of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. At December 31, 2020 and 2019, we had $4,749 and $1,883, respectively, in cash. See our Liquidity and Capital Resources section for more information.

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	3	4	$1,821	$1,503	$1,004	60%		5%
Connecticut	1	1	515	382	262	65%		5%
Delaware	1	1	585	409	187	70%		5%
Florida	16	80	25,779	21,193	16,201	82%		5%
Georgia	3	3	1,300	839	476	65%		5%
Illinois	2	2	1,890	1,199	474	60%		5%
Michigan	4	9	2,451	1,942	805	79%		5%
Mississippi	1	1	240	189	166	79%		5%
New Jersey	1	5	1,357	1,339	928	99%		5%
New York	3	2	1,184	814	845	69%		5%
North Carolina	6	18	4,519	3,123	2,059	69%		5%
Ohio	3	8	2,703	2,020	1,393	75%		5%
Oregon	1	2	1,217	852	238	70%		5%
Pennsylvania	3	24	22,791	13,593	9,825	60%		5%
South Carolina	8	27	7,284	4,930	3,195	68%		5%
Tennessee	3	5	2,169	1,463	509	67%		5%
Texas	3	8	2,806	2,106	1,191	75%		5%
Utah	2	6	2,583	1,822	1,542	71%		5%
Virginia	1	1	505	353	79	70%		5%
Washington	1	5	2,030	1,311	508	65%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2019:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Colorado	1	1	$630	$425	$424	67%		5%
Connecticut	1	1	340	224	55	66%		5%
Florida	17	112	32,259	24,031	16,826	74%		5%
Georgia	3	4	2,085	1,343	917	64%		5%
Idaho	1	1	310	217	173	70%		5%
Indiana	2	3	1,687	1,083	383	64%		5%
Michigan	4	11	3,696	2,566	1,820	69%		5%
New Jersey	3	6	1,925	1,471	1,396	76%		5%
New York	2	3	1,370	940	743	69%		5%
North Carolina	6	20	5,790	4,009	2,471	69%		5%
Ohio	3	9	4,117	2,664	2,153	65%		5%
Oregon	1	2	1,137	796	739	70%		5%
Pennsylvania	3	24	20,791	13,322	11,772	64%		5%
South Carolina	11	25	8,809	6,419	4,786	73%		5%
Tennessee	3	4	1,367	1,069	503	78%		5%
Texas	3	4	1,984	1,270	843	64%		5%
Utah	2	4	1,862	1,389	1,000	75%		5%
Virginia	1	3	1,245	815	734	65%		5%
Washington	1	2	1,040	728	445	70%		5%
Wisconsin	1	1	539	332	285	62%		5%
Wyoming	1	1	228	160	143	70%		5%
Total	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2020:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,361	$8,200	$6,175	84%		7%
Florida	3	3	1,373	1,193	1,029	87%		7%
New York	1	1	1,238	451	452	36%		7%
North Carolina	1	1	400	260	136	34%		7%
South Carolina	2	2	1,256	711	438	35%		7%
Total	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,630 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2019:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	3	$10,191	$7,000	$7,389	73%		7%
Florida	2	3	1,301	1,356	891	68%		7%
North Carolina	1	1	400	260	99	25%		7%
South Carolina	1	2	1,115	1,250	618	55%		7%
Total	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,470 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following:

	December 31, 2020	December 31, 2019

Loans receivable, gross	$50,449	$57,608
Less: Deferred loan fees	(1,092)	(856)
Less: Deposits	(1,337)	(1,352)
Plus: Deferred origination costs	353	204
Less: Allowance for loan losses	(1,968)	(235)

Loans receivable, net	$46,405	$55,369

Roll forward of combined loans:

	December 31, 2020	December 31, 2019

Beginning balance	$55,369	$46,490
Additions	46,249	56,842
Principal collections	(50,079)	(45,009)
Transferred to foreclosed assets	(2,118)	(3,352)
Transferred to real estate investments	(1,140)	–
Change in builder deposit	16	157
Change in loan loss provision	(1,805)	(49)
Change in loan fees, net	(87)	290

Ending balance	$46,405	$55,369

Credit Quality Information

Finance Receivables – By risk rating:

	December 31, 2020	December 31, 2019

Pass	$35,544	$53,542
Special mention	3,089	2,571
Classified – accruing	–	–
Classified – nonaccrual	11,816	1,495

Total	$50,449	$57,608

Please see our notes to consolidated financial statements for more information about the ratings in the table above.

Finance Receivables – Method of impairment calculation:

	December 31, 2020	December 31, 2019

Performing loans evaluated individually	$16,412	$26,233
Performing loans evaluated collectively	22,221	29,880
Non-performing loans without a specific reserve	1,518	1,467
Non-performing loans with a specific reserve	10,298	28

Total evaluated collectively for loan losses	$50,449	$57,608

At December 31, 2020 and 2019, there were no loans acquired with deteriorated credit.

The following is a summary of our impaired non-accrual (non-performing) commercial construction loans as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$11,888	$1,495
Charge-offs and payments applied	(72)	-
Gross value before related allowance	11,816	1,495
Related allowance	(1,698)	(8)
Value after allowance	$10,118	$1,487

Below is an aging schedule of loans receivable as of December 31, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is an aging schedule of loans receivable as of December 31, 2019, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	246	$56,113	97%
60-89 days	-	-	-%
90-179 days	4	1,495	3%
180-269 days	-	-	-%

Subtotal	250	$57,608	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	250	$57,608	100%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Beginning balance	$4,916	$5,973
Additions from loans	2,118	3,352
Additions for construction/development	1,410	763
Sale proceeds	(3,697)	(4,543)
Loss on foreclosure	(54)	-
Loss on sale of foreclosed assets	(102)	(274)
Gain on foreclosure	52	203
Gain on sale of foreclosed assets	160	-
Impairment loss on foreclosed assets	(290)	-
Impairment loss on foreclosed assets due to COVID-19	(64)	(558)
Ending balance	$4,449	$4,916

During the year ended December 31, 2020 and 2019 we reclassed four and 29 loan receivable, net assets to foreclosed assets, respectively. During 2019, 25 of the reclassified assets were from two separate customers where the owners of each company died, one in 2018 and one in 2019.

Real Estate Investments

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

The following table is a roll forward of real estate investment assets:

	December 31, 2020	December 31, 2019

Beginning balance	$–	$–
Transfers from loans	1,140	–
Additions for construction/development	41	–
Ending balance	$1,181	$–

Customer Interest Escrow

The Pennsylvania Loans called for a funded interest escrow account which was funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2020 and 2019 was $250 and $370, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We had 29 and 19 other loans active as of December 31, 2020 and 2019, respectively, which also had interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $259 and $273 as of December 31, 2020 and 2019, respectively.

Roll forward of interest escrow for the years ended December 31, 2020 and 2019:

	2020	2019

Beginning balance	$643	$939
Preferred equity dividends	83	136
Additions from Pennsylvania Loans	1,173	1,107
Additions from other loans	448	768
Interest, fees, principal or repaid to borrower	(1,837)	(2,307)

Ending balance	$510	$643

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 9% and 13% for both 2020 and 2019). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

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

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 6.25% and 7.75% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the amount outstanding pursuant to the Wallach LOC was $0 and $44, respectively, and interest expense was less than $1 and $8, respectively. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 6.25% and 7.75% as of December 31, 2020 and 2019, respectively. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2020 and 2019. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2020, and 2019, the amount outstanding pursuant to the Myrick LOC was $0 and $145, respectively. For the years ended December 31, 2020 and 2019 interest expense was $19 and $30, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman as widow and devisee of Mr. Shuman (“Shuman”). Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2021, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Shuman LOC was fully borrowed as of December 31, 2020 and 2019. Interest expense was $135 and $134 for the years ended December 31, 2020 and 2019, respectively.

Line of Credit with Paul Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 9%; and
●	Automatic renewal in July 2021 and extended for 15 months.

The Swanson LOC was fully borrowed as of December 31, 2020 and 2019. Interest expense was $709 and $705 for the years ended December 31, 2020 and 2019, respectively.

New Lines of Credit

During 2020 and 2019, we entered into five line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

The total balance of the New LOC Agreements was $4,159 and $2,878 for the years ended December 31, 2020 and 2019, respectively. Interest expense was $341 and $168 for the year ended December 31, 2020 and 2019, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $619 and $634 for the years ended December 31, 2020 and 2019, respectively. For both years ended December 31, 2020 and 2019, interest expense was $33.

Community Loan

During June 2020, we entered into a business loan agreement (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	First principal payment due July 2023;
●	Interest rate at 3.8% per annum based on a year of 360 days;
●	Secured by certain of our foreclosed assets; and
●	Due in July 2025.

The principal amount and interest expense for the Community Loan was $362 and $8 for the years ended December 31, 2020 and 2019, respectively.

London Financial

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”).

During August 2019, we sold our largest foreclosed asset with sales proceeds of $4,543 and a portion of the proceeds were used to pay off the London Loan. For the year ended December 31, 2019 interest expense was $219.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $8 and $5 as of December 31, 2020 and 2019, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,981	$5,919	$13,711	$9,375
S.K. Funding	4,551	3,898	10,394	6,771

Lender
Shuman	1,916	1,325	1,785	1,325
Jeff Eppinger	2,206	1,500	1,821	1,000
Hardy Enterprises, Inc.	1,590	1,000	1,684	1,000
Gary Zentner	424	250	472	250
R. Scott Summers	1,259	847	841	628
John C. Solomon	743	563	-	-
Paul Swanson	9,381	6,685	8,377	5,824

Total	$30,051	$21,987	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on the Notes borrowings at December 31, 2020 and 2019 was 10.38% and 10.56%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	December 31, 2020	December 31, 2019

Gross notes outstanding, beginning of period	$20,308	$17,348
Notes issued	7,691	11,127
Note repayments / redemptions	(6,517)	(8,167)

Gross Notes outstanding, end of period	21,482	20,308

Less deferred financing costs, net	(416)	(416)

Notes outstanding, net	$21,066	$19,892

The following is a roll forward of deferred financing costs:

	December 31, 2020	December 31, 2019

Deferred financing costs, beginning balance	$786	$1,212
Additions	156	365
Disposals	-	(791)
Deferred financing costs, ending balance	$942	$786
Less accumulated amortization	(526)	(370)
Deferred financing costs, net	$416	$416

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2020	December 31, 2019

Accumulated amortization, beginning balance	$370	$1,000
Additions	165	161
Disposals	(9)	(791)
Accumulated amortization, ending balance	$526	$370

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	March 2021	10.0%	315	1,176
Subordinated Promissory Note	October 2020	9.5%	-	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	-	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	-	500
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	-
Subordinated Promissory Note	February 2024	11.0%	20	-
Subordinated Promissory Note	November 2021	9.5%	200	-
Subordinated Promissory Note	October 2024	10.0%	700	-
Subordinated Promissory Note	December 2024	10%	100	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	352	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	279
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	173
			$5,911	$6,628

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

In May 2020, the Company entered into a loan agreement (the “PPP Loan”) with LCA Bank Corporation to borrow $361 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. During April 2020, the Company received an Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) which may be used for payroll and other certain operating expenses.

In November 2020, the full principal amount of the PPP loan or $361 and the accrued interest were forgiven by the U.S. Small Business Administration.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority:

	Priority Rank	December 31, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$22,968	$26,806
Secured line of credit from affiliates	2	-	189
Unsecured line of credit (senior)	3	500	500
EIDL advance	3	10	-
Other unsecured debt (senior subordinated)	4	1,800	1,407
Unsecured Notes through our public offering, gross	5	21,482	20,308
Other unsecured debt (subordinated)	5	2,747	4,131
Other unsecured debt (junior subordinated)	6	864	590

Total		$50,371	$53,931

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2020, and 2019, we had combined loans outstanding of 222 and 250, respectively. Gross loans outstanding were $50,449 and $57,608 as of December 31, 2020 and 2019, respectively. Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,495 and $16,662 as of December 31, 2020 and 2019, respectively. We anticipate a significant increase in our gross loan receivables over the 12 months subsequent to December 31, 2020 by directly increasing originations to new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2020	As of December 31, 2019
Secured debt, net of deferred financing costs	$22,959	$26,991
Unsecured debt, net of deferred financing costs	26,978	26,520
Equity	5,259	7,147

Secured debt, net of deferred financing costs decreased $4,032 to $22,959 as of December 31, 2020 compared to December 31, 2019 which consisted of a decrease in borrowings secured by loans and affiliate lines of $3,843 and $189, respectively. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to December 31, 2020 through our existing loan purchase and sale agreements and additional lines of credit.

We anticipate that the other half of the loan asset growth will come from a combination of decreases in nonperforming assets, many of which are not used as collateral in secured lines, and increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $458 to $26,978 as of December 31, 2020 compared to December 31, 2019 due primarily to a decrease in other unsecured debts of $717 which was offset by an increased participation in our Notes Program of $1,174.

Equity decreased $1,888 to $5,259 as of December 31, 2020 compared to December 31, 2019. The decrease was due primarily to the decline in net income for Class A common equity of $3,011. We anticipate an increase in our equity during the 12 months subsequent to December 31, 2020, through retaining earnings and the issuance of additional Series C cumulative preferred equity (“Series C Preferred Units”). If we are not able to increase our equity through retained earnings or the issuance of additional Series C Preferred Units, we will rely more heavily on raising additional funds through the Notes Program.

If we anticipate the ability to not fund our projected increases in loan balances as discussed above, we may reduce new loan originations to reduce need for additional funds.

Contractual Obligations

The following table shows the maturity of outstanding debt as of December 31, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2021	$35,819	$12,072	$1,745	$22,002
2022	5,488	3,772	1,700	16
2023	1,370	873	389	108
2024	7,052	4,765	2,087	200
2025 and thereafter	642	-	-	642
Total	$50,371	$21,482	$5,921	$22,968

The total amount maturing through year ending December 31, 2021 is $35,819, which consists of secured borrowings of $22,002 and unsecured borrowings of $13,817.

Secured borrowings maturing through the year ending December 31, 2021 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and seven lenders. Our secured borrowings mature by 2021 due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2021 with actual maturity and renewal dates:

●	Swanson – $6,685 due July 2021 and automatically renews unless notice given;
●	Shuman – $1,325 due July 2021 and automatically renews unless notice is given;
●	S. K. Funding – $3,500 of the total due January 2022; and
●	Mortgage Payable – $15 due monthly.

Unsecured borrowings due on December 31, 2021 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $12,072 and $1,745, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 80% of our Note holders reinvest upon maturity. The 36 month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of December 31, 2020, the 36 month Notes were $411. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are somewhat above average in many of the housing markets in the U.S. today.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a description of new or recent accounting pronouncements.

Subsequent Events

See Note 14 to our consolidated financial statements for subsequent events.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Mr. Wallach was initially elected to a three-year term that expired in March 2016 and his current three-year term expires in March 2022, Mr. Summers was initially elected to a two-year term that expired in March 2014 and his current three-year term expires in March 2023, Mr. Rauscher was initially elected to a three-year term that expired in March 2018 and his current three-year term expires in March 2021, and Mr. Sheldon was initially elected to a one-year term that expired in March 2020 and his current three-year term expires in March 2023.

Daniel M. Wallach, age 53, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 25 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 45, is our Executive Vice President of Operations, a position to which she was appointed in July 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Catherine Loftin, age 42, is our Acting Chief Financial Officer, a position to which she was appointed in July 2019. Ms. Loftin served as our Chief Financial Officer from January 2018 to May 2019, and has continued to serve as our employee since May 2019. Ms. Loftin previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Loftin was the Corporate Controller for Lucas Group from November 2017 to June 2018. Prior to Lucas Group, Ms. Loftin was a Division Controller for Pulte Group from July 2014 through November 2017. Prior to Pulte Group, Ms. Loftin was the Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Loftin spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Loftin started her accounting career with PricewaterhouseCoopers, after an internship with PricewaterhouseCoopers. Ms. Loftin received her Bachelors of Business of Administration from the Terry College of Business School at the University of Georgia, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business.

William Myrick, age 59, is our Executive Vice President of Sales, a position to which he was appointed in March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 74, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in December 2019. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 55, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Gregory L. Sheldon, age 62, has been one of our independent managers since March 2019. Mr. Sheldon brings 40 years of business experience building global corporations and integrating acquisitions across Finance, Supply Chain, Manufacturing and Corporate functions. Most recently he served as the Chief Information Officer for Mylan from October 2008 to March 2013, the CIO for Duquesne Light Company from August 2013 to March 2015, and, from October 2018 until December 2019, served as the Interim CIO for MiMedx Group, Inc., a biopharmaceutical company developing, manufacturing and marketing regenerative biologics utilizing human placental allografts for multiple sectors of healthcare. Since July 2014, Mr. Sheldon has been an owner of two companies which invest in land acquisition, development and the construction of residential homes: White Column Investments, LLC, where he is the President and Managing Member, and Sheldon Investments, LLC. Since 2017, he has served as a non-compensated advisor to Mark Hoskins, who owns Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, which are companies that design, develop, and build single family homes, and which are also two of our customers. Mr. Sheldon has been the owner of Greg Sheldon and Associates, LLC, a consultant, and strategic advisor to clients in the life sciences, consumer products, and manufacturing industries since April 2015. Mr. Sheldon has held numerous other leadership positions with leading, global companies including Kraft General Foods, Georgia-Pacific, and Pfizer Inc., and was involved in the start-up of The Georgia Lottery. He graduated from Georgia State University with a Master of Science in Management and from Georgia Institute of Technology with a Bachelor of Science in Industrial Management.

Code of Ethics

Our board of managers adopted an amended Code of Ethics and Business Conduct on August 6, 2020 (the “Code of Ethics”), which contains general guidelines applicable to our employees, executive officers and the members of our board of managers with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is posted on our website at www.shepherdsfinance.com.

Audit Committee

Our board of managers has established a separately-designated audit committee, whose charter was adopted on August 9, 2012 and last amended on August 6, 2020. The purpose of the audit committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our audit committee consists of Messrs. Rauscher, Summers, and Sheldon, our three independent managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our board of managers believes that each member of the audit committee has sufficient knowledge and relevant background experience to serve on the audit committee.

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

Bonus

We pay each of our full-time executive officers a team bonus mostly based on our overall profitability, which rewarded each of them $1,200 in 2020.

Membership Interests

As the beneficial owner of 80.7% (as of March 1, 2021) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Our Executive Vice President of Operations owns 2% of our outstanding common membership interests and our Executive Vice President of Sales owns 15.3% of our outstanding common membership interests. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

The following table provides a summary of the compensation received by our named executive officers for the last two completed fiscal years:

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Daniel Wallach,	2020	$72,240	1,200	–	–	–	–	-	73,440
CEO	2019	$63,781	6,700	–	–	–	–	12,453	82,934

Barbara Harshman,	2020	115,817	1,200	–	–	–	–	-	117,017
EVP Operations	2019	97,949	6,700	–	–	–	–	18,476	123,125

William Myrick,	2020	154,781	1,200	–	–	–	–	-	155,981
EVP Sales(3)	2019	149,356	6,700	–	–	–	–	27,552	183,608

(1) Amounts in the Bonus column represent amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

Changes for 2021

Mr. Wallach will receive a base salary of $72,240 for 2021. In addition, Mr. Wallach will receive the Company’s team bonus which will range between $0 and $3,600. Ms. Harshman, our Executive Vice President of Operations, will receive a base salary of $115,817 for 2021. In addition, Ms. Harshman will receive the Company’s team bonus which will range between $0 and $3,600 and will receive an additional bonus based on Company operational management. Ms. Loftin, our Acting CFO, will be compensated based on an hourly rate in 2021. Mr. Myrick, our Executive Vice President of Sales, will receive a base salary of $154,781 for 2021. In addition, Mr. Myrick will receive the team bonus, which will reward between $0 and $3,600.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	33,000	–	–	–	–	–	33,000

Eric A. Rauscher	33,000	–	–	–	–	–	33,000

Gregory L. Sheldon	33,000	–	–	–	–	–	33,000

Total	$99,000	$–	$–	$–	$–	$–	$99,000

We paid each of the independent managers an annual retainer of $25,000. Our independent managers also receive fees of $2,000 for the first day and $1,200 for any additional days for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The independent managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2020:

Title of Class	Name and Address of Owner(1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	87.53	3.3%	$1,572	0.1%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	2,033.43	77.4%	36,501	0.7%
Class A Common Units	Kenneth R. Summers	26.29	1.0%	472	0.0%
Class A Common Units	Eric A. Rauscher	26.29	1.0%	472	0.0%
Class A Common Units	William Myrick	402.88	15.3%	7,231	0.1%
Class A Common Units	Barbara Harshman	52.58	2.0%	944	0.0%
Subtotal of Common Voting Equity		2,629.00	100%	47,192	0.9%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	16.01	44.7%	1,601,405	30.4%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	3.80	10.6%	379,910	7.3%
Series C Preferred Units	Other Holders of Series C Preferred Units	16.01	44.7%	1,601,066	30.4%
Subtotal of Series C Preferred Units		35.82	100.0%	3,582,381	68.1%
Series B Preferred Units	Holders of Series B Preferred Units	16.30	100.0%	1,630,000	31.0%
Total Members’ Capital and Redeemable Preferred Equity		2,681.12		$5,259,573	100.0%

(1)

The addresses of each Class A Common Unit owner named above are:

The addresses of Daniel and Joyce Wallach, the 2007 Daniel M. Wallach Legacy Trust, William Myrick, and Barbara Harshman are 13241 Bartram Park Blvd., Suite 2401, Jacksonville, FL 32258; Kenneth R. Summers is PO Box 995, Morgantown, WV 26507; and Eric A. Rauscher is 2706 South Park Rd, Bethel Park, PA 15102.

The address of each Series C Preferred Unit owner named above are:

Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd, Suite 2401, Jacksonville, FL 32258; and Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

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

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC”). The total outstanding balance on the Wallach LOC at December 31, 2020 and 2019 was $0 and $44,000, respectively. The largest aggregate amount of principal outstanding on the Wallach LOC during 2020 was $0. Interest paid on the Wallach LOC was less than $1,000 and $8,000 for the years ended December 31, 2020 and 2019, respectively. The total outstanding balance on the Wallach Trust LOC as of both December 31, 2020 and 2019 was $0. The largest aggregate amount of principal outstanding on the Wallach Trust LOC during 2020 was $0. We have had no borrowings on the Wallach Trust LOC in 2020 or 2019. Each of the lines of credit is evidenced by a promissory note, is payable upon demand of the lender, and generally bears an interest rate equal to the prime rate plus 3%. Pursuant to each promissory note, the lender has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2020, and 2019, the interest rate was 6.25% and 7.75%, respectively, for both the Wallach LOC and the Wallach Trust LOC.

The original entries into the Wallach LOC and the Wallach Trust LOC were approved by Mr. Wallach in his capacity as sole manager prior to the time we had independent managers. As the demand loans were made at rates equal to the lenders’ cost of funds, Mr. Wallach determined the terms of the demand loans to be as favorable to us as those generally available from unaffiliated third parties. The independent managers ratified and approved these transactions subsequent to the formation of the board of managers. See “Risk Factors — Risks Related to Conflicts of Interest — Our CEO (who is also on our board of managers) and Executive Vice President of Sales will face conflicts of interest as a result of the secured lines of credit made to us, which could result in actions that are not in the best interests of our Note holders.” In June 2018, the Company’s board of managers (with Mr. Wallach abstaining) approved amendments to the Wallach LOC and Wallach Trust LOC to change the interest rate on each to generally equal the prime rate plus 3%.

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our EVP of Sales, William Myrick. The Company’s board of managers approved the Company entering into the Myrick LOC Agreement. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) secured by a lien against all of our assets with the following terms with principal not to exceed $1,000,000. The interest rate on the Myrick LOC is generally equal to the prime rate plus 3%. The Myrick LOC is due upon demand. As of December 31, 2020 and 2019, the amount outstanding pursuant to the Myrick LOC was $0 and $145,000, respectively. The largest aggregate amount of principal outstanding on the Myrick LOC during 2020 was $0. Interest expense was $19,000 and $30,000 for the years ended December 31, 2020 and 2019, respectively.

During July 2019, we entered into five separate line of credit agreements (the “New LOC Agreements”), one of which was with R. Scott Summers, the son of Kenneth R. Summers, one of our independent managers. The Company’s board of managers approved the Company entering into the agreement which provides us with a line of credit secured with assignments of certain notes and mortgages and a lien against all of our assets, and with principal not to exceed $2,000,000. The interest rate is 9% and terms include termination upon 30 day’s notice. As of December 31, 2020 and 2019, the amount outstanding pursuant to the New LOC Agreements was $847,000 and $628,000, respectively. The largest aggregate amount of principal outstanding on the New LOC Agreements during 2020 was $847,000. Interest expense was $86,000 and $18,000 for the years ended December 31, 2020 and 2019, respectively.

Notes Program Investments

The Company has accepted new investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $4,470,000 outstanding at December 31, 2020. For the years ended December 31, 2020 and 2019 our investments from affiliates which exceed $120,000 through our Notes Program and other unsecured debt are detailed below:

(All dollar [$] amounts shown in table in thousands.)

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2020	2019	2020	2020	2019
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$47	$47

Capture HD Inc., Defined Benefit Plan & Trust	Sponsor is Brother of Employee	1,000	1,000	11.00%	142	142

Wallach Family Irrevocable Educational Trust	Trustee is Member	-	294	-%	-	27

David Wallach	Father of Member	577	635	10.41%	60	66

Gregory L. Sheldon	Independent Manager	1,053	1,000	10.69%	112	105

R. Scott Summers	Son of Independent Manager	-	500	-%	-	3

Joseph Rauscher	Parent of Independent Manager	195	195	11.00%	14	21

Kenneth Summers	Independent Manager	189	189	10.79%	20	20

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	132	-	10.65%	14	-

Kimberly Bedford	Employee	160	143	11.00%	16	16

Lamar Sheldon	Parent of Independent Manager	217	203	10.24%	21	17

Other Notes Investments

The Company has a Senior Subordinated Promissory Note to the parents of Mr. Wallach in the principal amount of $352,000. The annual interest rate on that promissory note is 10% and the lenders may require us to repay $20,000 of principal and all unpaid interest with 10 days’ notice. As of December 31, 2020 and 2019, the amount outstanding pursuant to the promissory note was $352,000 and $400,000, respectively. The largest aggregate amount of principal outstanding on the promissory note during 2020 was $400,000. Interest expense was $40,000 and $43,000 for the years ended December 31, 2020 and 2019, respectively.

Hoskins Group’s Series B Preferred Equity

The Series B cumulative preferred membership units (“Series B Preferred Units”) of our membership interests were first issued to the Hoskins Group through a reduction in the amount owed by us on a loan in which a member of the Hoskins Group is the lender. They are redeemable only at the option of the Company or upon a change or control or liquidation. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B Preferred Units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. The Hoskins Group purchased 1.6 and 1.5 Series B Preferred Units in 2020 and 2019, respectively.

Series C Preferred Equity

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, as of December 31, 2020, we have issued approximately 16.01 Series C Preferred Units to Daniel M. Wallach, our CEO, for distribution proceeds of approximately $1,601,000 and we have issued approximately 3.80 Series C Preferred Units to Gregory L. Sheldon for distribution proceeds of approximately $380,000.

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

Sale of Commercial Loans

In July 2020, the Company purchased two loans at cost from Daniel M. Wallach (the Company’s Chief Executive Officer and Chairman of the board of managers) for approximately $198,000. Those loans had previously been purchased from the Company by Mr. Wallach.

Affiliate Transaction Policy

Our limited liability company agreement provides that any future transaction involving the Company and an affiliate must be approved by a majority vote of independent managers not otherwise interested in the transaction upon a determination of such independent managers that the transaction is on terms no less favorable to the Company than could be obtained from an independent third party. An approval pursuant to this policy shall be set forth in the minutes of the Company and shall include a description of the transaction approved. The responsibility for reviewing and approving affiliate transactions has been delegated to the nominating and corporate governance committee of our board of managers, which is comprised entirely of independent managers.

Pursuant to our limited liability company agreement, we must provide the independent managers with access, at our expense, to our legal counsel or independent legal counsel, as needed.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 10, 2019, the Company dismissed Carr, Riggs & Ingram, LLC (“CRI”) as the Company’s independent registered public accounting firm. The dismissal of CRI was approved by the audit committee of the Company’s board of managers (the “Audit Committee”). CRI’s audit report on the financial statements of the Company for the fiscal year ended December 31, 2017 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. Subsequent to the dismissal of CRI, the Audit Committee engaged Warren Averett, LLC (“Warren Averett”) as its independent registered public accounting firm on January 10, 2019.

Our Audit Committee reviewed the audit and non-audit services performed by Warren Averett for 2020 and 2019, as well as the non-audit service fees charged by Warren Averett during 2020 and CRI during 2019. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of both Warren Averett and CRI. The aggregate agreed-upon and billed fees for professional accounting services provided by Warren Averett and CRI, including the audit of our annual consolidated financial statements, for the years ended December 31, 2020 and 2019, are set forth in the table below.

	Warren Averett 2020	CRI 2020	Warren Averett 2019	CRI 2019
Audit Fees	$128,000	$-	$126,500	$-
Audit-Related Fees*	-	-	-	7,650
Tax Fees	-	-	-	-
All Other Fees	-	-	1,425	-
Total	$128,000	$-	$127,925	$7,650

* Public offering assistance

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit Fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports, and other filings with the SEC.

●	Audit-Related Fees — These are fees for assurance and related services that traditionally are performed by an independent auditor, such as such as attestation services not required by statute or regulation, and internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax Fees — These are fees for all professional services performed by our independent auditor for tax compliance, tax advice, and tax planning, but would not include those services related to the audit of our financial statements. These would include federal, state and local tax issues and may also include assistance with tax audits and appeals before the Internal Revenue Service (IRS) and similar state and local agencies.

●	All Other Fees — These are fees for other permissible work performed that do not meet one of the above-described categories.

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

All services rendered by Warren Averett for the year ended December 31, 2020 were pre-approved in accordance with the policies set forth above.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement dated March 22,2019, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

10.1	Subordinated Promissory Note dated December 29, 2010 between 84 Financial, L.P. and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.2	Credit Agreement dated December 30, 2011 by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 Financial, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Assignment, Assumption, and Amendment of Promissory Note dated December 30, 2011 between 84 Financial, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.11	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.12	Amendment of Promissory Note dated January 31, 2012 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.13	First Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark. L. Hoskins, dated December 26, 2012, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

10.14	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.15	Sixth Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated March 27, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 27, 2014, Commission File No. 333-181360

10.16	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.17	Seventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 31, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.18	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.19	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.20	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.21	Tenth Amendment to the Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins, dated December 28, 2015, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.22	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.23	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.24	Eleventh Amendment to Credit Agreement by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., and Investor’s Mark Acquisitions, LLC, dated as of July 20, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 25, 2016, Commission File No. 333-203707

10.25	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.26	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.27	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.28	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.29	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.30	Master Loan Modification Agreement between Shepherd’s Finance, LLC and Paul Swanson effective as of April 11, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.31	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.32	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.33	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.34	Loan Modification Agreement by and between Shepherd’s Finance, LLC and Paul Swanson, dated as of December 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2019, Commission File No. 333-203707

10.35	Loan Agreement by and between Shepherd’s Finance, LLC and LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.36	Note from Shepherd’s Finance, LLC in favor of LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2012, filed on March 8, 2013, Commission File No. 333-181360

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 11, 2021	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 11, 2021
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Loftin	Acting Chief Financial Officer	March 11, 2021
Catherine Loftin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 11, 2021
Kenneth R. Summers

/s/ Eric A. Rauscher	Manager	March 11, 2021
Eric A. Rauscher

/s/ Gregory L. Sheldon	Manager	March 11, 2021
Gregory L. Sheldon

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2020 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shepherd’s Finance, LLC as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Birmingham, Alabama

March 11, 2021

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2020, and 2019

(in thousands of dollars)	2020	2019

Assets
Cash and cash equivalents	$4,749	$1,883
Accrued interest receivable	601	1,031
Loans receivable, net	46,405	55,369
Real estate investments	1,181	-
Foreclosed assets	4,449	4,916
Premises and equipment	903	936
Other assets	981	202
Total assets	$59,269	$64,337
Liabilities and Members’ Capital
Customer interest escrow	$510	$643
Accounts payable and accrued expenses	289	466
Accrued interest payable	3,158	2,533
Notes payable secured, net of deferred financing costs	22,959	26,991
Notes payable unsecured, net of deferred financing costs	26,978	26,520
EIDL advance	10	-
Due to preferred equity members	106	37
Total liabilities	$54,010	$57,190

Commitments and Contingencies (Note 11)

Redeemable Preferred Equity
Series C preferred equity	$3,582	$2,959

Members’ Capital
Series B preferred equity	1,630	1,470
Class A common equity	47	2,718
Members’ capital	$1,677	$4,188

Total liabilities, redeemable preferred equity and members’ capital	$59,269	$64,337

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2020 and 2019

(in thousands of dollars)	2020	2019

Net Interest Income
Interest and fee income on loans	$8,209	$10,131
Interest expense:
Interest related to secured borrowings	2,973	2,948
Interest related to unsecured borrowings	3,153	2,832
Interest expense	$6,126	$5,780

Net interest income	2,083	4,351

Less: Loan loss provision	1,805	222
Net interest income after loan loss provision	278	4,129

Non-Interest Income
Gain on sale of foreclosed assets	$160	$-
Gain on foreclosure of assets	52	203
Gain on the extinguishment of debt	361	-
Impairment gains on foreclosed assets	91	-
Total non-interest income	$664	$203

Income	942	4,332

Non-Interest Expense
Selling, general and administrative	$2,185	$2,394
Depreciation and amortization	85	92
Loss on the sale of foreclosed assets	102	274
Loss on foreclosure	54	-
Impairment loss on foreclosed assets	445	558
Total non-interest expense	2,871	3,318

Net (loss) income	$(1,929)	$1,014

Earned distribution to preferred equity holders	525	457

Net (loss) income attributable to common equity holders	$(2,454)	$557

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2020 and 2019

(in thousands of dollars)	2020	2019

Members’ capital, beginning balance	$4,188	$3,697
Net (loss) income less distributions to Series C preferred equity holders of $372 and $316	(2,301)	698
Contributions from Series B preferred equity holders	160	150
Earned distributions to Series B preferred equity holders	(153)	(141)
Distributions to common equity holders	(217)	(216)

Members’ capital, ending balance	$1,677	$4,188

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

(in thousands of dollars)	2020	2019

Cash flows from operations
Net (loss) income	$(1,929)	$1,014
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization of deferred financing costs	158	235
Provision for loan losses	1,805	222
Change in loan origination fees, net	87	(290)
Depreciation and amortization	85	115
Impairment of foreclosed assets, net	354	558
Gain on foreclosed assets	(52)	(203)
Gain on sale of foreclosed assets, net	(160)	-
Loss on foreclosed assets	54	-
Loss on sale of foreclosed assets	102	274
Gain on extinguishment of debt	(361)	-
Net change in operating assets and liabilities:
Other assets	(831)	(64)
Accrued interest receivable	430	(463)
Customer interest escrow	(217)	(432)
Accrued interest payable	625	393
Accounts payable and accrued expenses	(177)	(258)

Net cash (used in) provided by operating activities	(27)	1,101

Cash flows from investing activities
Loan originations and principal collections, net	3,814	(13,159)
Investment in foreclosed assets	(1,410)	(763)
Additions for construction in real estate investments	(41)
Proceeds from sale of foreclosed assets	3,697	4,543

Net cash provided by (used in) investing activities	6,060	(9,379)

Cash flows from financing activities
Contributions from preferred B equity holders	160	150
Contributions from preferred C equity holders	300	300
Distributions to redeemable preferred equity holders	(49)	(42)
Distributions to common equity holders	(217)	(216)
Proceeds from secured note payable	12,927	23,111
Repayments of secured note payable	(18,379)	(18,294)
Proceeds from unsecured notes payable	10,900	14,309
Redemptions/repayments of unsecured notes payable	(9,018)	(10,382)
Proceeds from PPP loan and EIDL advance	371	-
Deferred financing costs paid	(162)	(176)

Net cash (used in) provided by financing activities	(3,167)	8,760

Net change in cash and cash equivalents	2,866	482

Cash and cash equivalents
Beginning of period	1,883	1,401
End of period	$4,749	$1,883

Supplemental disclosure of cash flow information
Cash paid for interest	$5,501	$5,386

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$106	$37
Earned by Series B preferred equity holders and distributed to customer interest escrow	$83	$136
Foreclosure of assets transferred from loans receivable, net	$2,118	$3,352
Earned but not paid distributions of Series C preferred equity holders	$372	$316
Unsecured transferred to secured notes payable	$1,424	$(162)
Construction loans repaid through the reduction of Secured LOC Principal Balance	$-	$996
Reclassification of deferred financing costs from other assets	$-	$189
Transfer of loan receivables to real estate investments	$1,140	$-
PPP forgiveness in reduction of debt	$361

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of two consolidating subsidiaries, 84 REPA, LLC and Shepherd’s Stable Investments, LLC. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders (in 21 states as of December 31, 2020) to:

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $85 and $128 for the years ended December 31, 2020 and 2019, respectively.

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. At December 31, 2020, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2020		December 31, 2019
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	29%	Pittsburgh, PA	25%
Second highest concentration risk	Orlando, FL	12%	Orlando, FL	15%
Third highest concentration risk	Cape Coral, FL	6%	Cape Coral, FL	3%

Recent Accounting Pronouncements

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

Impaired Loans

The appraisals used to establish the value of impaired loans are based on similar properties at similar times; however due to the differences in time and properties, the impaired loans are classified as Level 3. There were 29 and four impaired loan assets as of December 31, 2020 and December 31, 2019, respectively.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2020 and 2019:

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2020		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$4,449	$4,449	$–	$–	$4,449
Impaired loans due to COVID-19, net	9,054	9,054			9,054
Other impaired loans, net	1,064	1,064	–	–	1,064
Total	$14,567	$14,567	$–	$–	$14,567

As of December 31, 2020 and 2019, the number of impaired loans were 29 and four, respectively.

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2019		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$4,916	$4,916	$–	$–	$4,916
Impaired loans, net	1,487	1,487	–	–	1,487
Total	$6,403	$6,403	$–	$–	$6,403

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both December 31, 2020 and 2019. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Interest receivable from our customers is due approximately 15 days after it is billed; therefore, the carrying amount approximates fair value for the years ended December 31, 2020 and 2019.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but the fair value approximates the carrying value at both December 31, 2020 and 2019 because: 1) the customer loans are demand loans, 2) it is not possible to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2020 and 2019. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$4,749	$4,749	$1,883	$1,883
Loans receivable, net	46,405	46,405	55,369	55,369
Accrued interest on loans	601	601	1,031	1,031
Financial Liabilities
Customer interest escrow	510	510	643	643
Notes payable secured, net	22,959	22,959	26,991	26,991
Notes payable unsecured, net	26,978	26,978	26,520	26,520
Accrued interest payable	3,158	3,158	2,533	2,533

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

The following table is a roll forward of real estate investment assets:

	December 31, 2020	December 31, 2019

Beginning balance	$–	$–
Transfers from loans	1,140	–
Additions for construction/development	41	–
Ending balance	$1,181	$–

5. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Loans receivable, gross	$50,449	$57,608
Less: Deferred loan fees	(1,092)	(856)
Less: Deposits	(1,337)	(1,352)
Plus: Deferred origination costs	353	204
Less: Allowance for loan losses	(1,968)	(235)

Loans receivable, net	$46,405	$55,369

The allowance for loan losses at December 31, 2020 was $1,968, of which $151 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,532, special mention loans of $120 and impaired loans not due to impacts from COVID-19 of $165. During the year ended December 31, 2020, we incurred $72 in direct charge offs.

The allowance for loan losses at December 31, 2019 was $235, of which $230 related to loans without specific reserves. During the year ended December 31, 2019, we incurred $173 in direct charge-offs.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2020, we have 67 borrowers, all of whom borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 3% above our cost of funds for loans originated after July 1, 2018, and 2% above our cost of funds for loans originated prior to July 1, 2018. In addition, we charge a 5% loan fee. The cost of funds was 10.84% as of December 31, 2020 and the interest rate charged to most customers was 13.84%. The loans are demand loans. Most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of the loan portfolio to builders for home construction loans as of December 31, 2020 and 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2020	21	67	213	$86,268	$61,714	$42,219	72	%(3)	5%
2019	21	70	241	$93,211	$65,273	$48,611	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2020 and 2019:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread
2020	5	8	9	$11,628	$10,815	$8,230	71	%(4)	7%
2019	4	5	9	$13,007	$9,866	$8,997	69	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,630 and $1,470 as of December 31, 2020 and 2019, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2020	December 31, 2019

Pass	$35,544	$53,542
Special mention	3,089	2,571
Classified – accruing	–	–
Classified – nonaccrual	11,816	1,495

Total	$50,449	$57,608

Finance Receivables – Method of impairment calculation:

	December 31, 2020	December 31, 2019

Performing loans evaluated individually	$16,412	$26,233
Performing loans evaluated collectively	22,221	29,880
Non-performing loans without a specific reserve	1,518	1,467
Non-performing loans with a specific reserve	10,298	28

Total evaluated collectively for loan losses	$50,449	$57,608

At December 31, 2020 and 2019, there were no loans acquired with deteriorated credit quality.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Unpaid principal balance (contractual obligation from customer)	$11,888	$1,495
Charge-offs and payments applied	(72)	–
Gross value before related allowance	11,816	1,495
Related allowance	(1,698)	(8)
Value after allowance	$10,118	$1,487

6. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Beginning balance	$4,916	$5,973
Additions from loans	2,118	3,352
Additions for construction/development	1,410	763
Sale proceeds	(3,697)	(4,543)
Loss on foreclosure	(54)	–
Loss on sale of foreclosed assets	(102)	(274)
Gain on foreclosure	52	203
Gain on sale of foreclosed assets	160	–
Impairment loss on foreclosed assets	(290)	–
Impairment loss on foreclosed assets due to COVID-19	(64)	(558)
Ending balance	$4,449	$4,916

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2020	December 31, 2019
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$22,968	$26,806
Secured line of credit from affiliates	2	-	189
Unsecured line of credit (senior)	3	500	500
EIDL advance	3	10	–
Other unsecured debt (senior subordinated)	4	1,800	1,407
Unsecured Notes through our public offering, gross	5	21,482	20,308
Other unsecured debt (subordinated)	5	2,747	4,131
Other unsecured debt (junior subordinated)	6	864	590

Total		$50,371	$53,931

The following table shows the maturity of outstanding debt as of December 31, 2020:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2021	$35,819	$12,072	$1,745	$22,002
2022	5,488	3,772	1,700	16
2023	1,370	873	389	108
2024	7,052	4,765	2,087	200
2025 and thereafter	642	-	-	642
Total	$50,371	$21,482	$5,921	$22,968

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 11% and 13% for both 2020 and 2019). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 6.25% and 7.75% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the amount outstanding pursuant to the Wallach LOC was $0 and $44, respectively, and interest expense was less than $1 and $8, respectively. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 6.25% and 7.75% as of December 31, 2020 and 2019, respectively. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2020 and 2019. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2020 and 2019, the amount outstanding pursuant to the Myrick LOC was $0 and $145, respectively. For the years ended December 31, 2020 and 2019, interest expense was $19 and $30, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2021, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Shuman LOC was fully borrowed as of December 31, 2020 and 2019. Interest expense was $135 and $134 for the years ended December 31, 2020 and 2019, respectively.

Line of Credit with Paul Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 9%; and
●	Automatic renewal in July 2021 and extended for 15 months.

The Swanson LOC was fully borrowed as of December 31, 2020 and 2019. Interest expense was $709 and $705 for the years ended December 31, 2020 and 2019, respectively.

New Lines of Credit

During 2020 and 2019, we entered into five line of credit agreements (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

The total balance of the New LOC Agreements was $4,159 and $2,878 as of December 31, 2020 and 2019, respectively. Interest expense was $341 and $168 for the year ended December 31, 2020 and 2019, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $619 and $634 as of December 31, 2020 and 2019. For both years ended December 31, 2020 and 2019, interest expense was $33.

Community Loan

During June 2020, we entered into a business loan agreement with Community Bank (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	First principal payment due July 2023;
●	Secured by certain of our foreclosed assets;
●	Interest rate at 3.8% per annum based on a year of 360 days; and
●	Due in July 2025.

The principal amount and interest expense for the Community Loan was $362 and $8 as of December 31, 2020, respectively.

London Financial

During September 2018, we entered into a Master Loan Agreement (“London Loan”) with London Financial Company, LLC (“London Financial”).

During August 2019, we sold our largest foreclosed asset with sales proceeds of $4,543 and a portion of the proceeds were used to pay off the London Loan. For the year ended December 31, 2019 interest expense was $219.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $8 and $5 as of December 31, 2020 and 2019, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2020		December 31, 2019
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,981	$5,919	$13,711	$9,375
S.K. Funding	4,551	3,898	10,394	6,771

Lender
Shuman	1,916	1,325	1,785	1,325
Jeff Eppinger	2,206	1,500	1,821	1,000
Hardy Enterprises, Inc.	1,590	1,000	1,684	1,000
Gary Zentner	424	250	472	250
R. Scott Summers	1,259	847	841	628
John C. Solomon	743	563	-	-
Paul Swanson	9,381	6,685	8,377	5,824

Total	$30,051	$21,987	$39,085	$26,173

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2020 and 2019 was 10.38% and 10.56%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months. The following table shows the roll forward of our Notes Program:

	December 31, 2020	December 31, 2019

Gross notes outstanding, beginning of period	$20,308	$17,348
Notes issued	7,691	11,127
Note repayments / redemptions	(6,517)	(8,167)

Gross Notes outstanding, end of period	21,482	20,308

Less deferred financing costs, net	(416)	(416)

Notes outstanding, net	$21,066	$19,892

The following is a roll forward of deferred financing costs:

	December 31, 2020	December 31, 2019

Deferred financing costs, beginning balance	$786	$1,212
Additions	156	365
Disposals	-	(791)
Deferred financing costs, ending balance	$942	$786
Less accumulated amortization	(526)	(370)
Deferred financing costs, net	$416	$416

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2020	December 31, 2019

Accumulated amortization, beginning balance	$370	$1,000
Additions	165	161
Disposals	(9)	(791
Accumulated amortization, ending balance	$526	$370

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2020	December 31, 2019
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	March 2021	10.0%	315	1,176
Subordinated Promissory Note	October 2020	9.5%	-	563
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	April 2020	6.5%	-	500
Subordinated Promissory Note	February 2021	11.0%	600	600
Subordinated Promissory Note	Demand	5.0%	-	500
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	-
Subordinated Promissory Note	February 2024	11.0%	20	-
Subordinated Promissory Note	November 2021	9.5%	200	-
Subordinated Promissory Note	October 2024	10.0%	700	-
Subordinated Promissory Note	December 2024	10%	100	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	352	400
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	279
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	173
			$5,911	$6,628

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

In November 2020, the full principal amount of the PPP loan or $361 and the accrued interest were forgiven by the U.S. Small Business Administration.

8. Redeemable Preferred Equity

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

Roll forward of redeemable preferred equity:

	December 31, 2020	December 31, 2019

Beginning balance	$2,959	$2,385
Additions from new investment	300	300
Redemptions	-	-
Distributions	(49)	(42)
Additions from reinvestment	372	316

Ending balance	$3,582	$2,959

The following table shows the earliest redemption options for investors in Series C Preferred Units as of December 31, 2020:

Year Maturing	Total Amount Redeemable

2024	$2,924
2025	357
2026	301

Total	$3,582

9. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”).

As of December 31, 2020, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both December 31, 2020 and 2019.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of December 31, 2020, and 2019, the Hoskins Group owns a total of 16.3 and 14.7 Series B Preferred Units, respectively, which were issued for a total of $1,630 and $1,470, respectively.

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

10. Related Party Transactions

The Company has two loan agreements with Daniel M. Wallach, our CEO, and his wife, pursuant to which they provide the Company with the Wallach LOC and the Wallach Trust LOC. The agreements lay out the terms under which those members can lend money to us, providing that we desire the funds and the members wish to lend. The interest rate on both the Wallach LOC and the Wallach Trust LOC generally equals prime plus 3%, as more fully described in Note 7.

The Company has a loan agreement with William Myrick, our EVP of Sales (the “Myrick LOC Agreement”), pursuant to which Mr. Myrick provides us with the Myrick LOC. The Myrick LOC Agreement lays out the terms under which Mr. Myrick can lend money to us, providing that we desire the funds and Mr. Myrick wish to lend. The rate on the Myrick LOC generally equals prime plus 3%, as more fully described in Note 7.

Two of our managers each own 1% of our Class A common units. Barbara L. Harshman, our EVP of Operations, owns 2% of our Class A common units. Mr. Myrick owns 15.3% of our Class A common units.

Mr. Wallach and his wife’s parents own 16.01 and 1.29 of our Series C Preferred Units, respectively. One of our independent managers, Gregory L. Sheldon, owns 3.80 of our Series C Preferred Units.

The Company has a Senior Subordinated Promissory Note with the parents of Mr. Wallach for $352. The interest rate on the promissory note is 10% and the lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice, as more fully described in Note 7.

One of our independent managers son is a minor participant in the Shuman LOC, which is more fully described in Note 7. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000.

In September 2018, the Company sold three loans to Mr. Wallach at their gross loans receivable balance of $281, and as such, no gain or loss was recognized on the sale. Cash received was $104 and the remaining purchase price was funded through a $177 reduction in the principal balance of the line of credit extended by Mr. Wallach to the Company. The Company continued to service these loans.

In June 2019, two of the loans owned by Mr. Wallach paid off for approximately $375. Additionally, during June 2019, Mr. Wallach purchased two additional loans for approximately $286. During December 2019, Mr. Wallach sold one of his loans to Mr. Myrick for approximately $254.

In July 2020, the Company purchased two loans at cost from Mr. Wallach for approximately $198. As of December 31, 2020, no loans serviced by the Company were owned by Mr. Wallach.

In September 2018, we sold two loans to Mr. Myrick at their gross loans receivable balance of $394 and as such, no gain or loss was recognized on the sale. Cash received was $94 and the remaining purchase price was funded through a $300 reduction in the principal balance of the line of credit extended by Mr. Myrick to the Company.

In addition, during 2019 Mr. Myrick purchased two loans for approximately $456. In December 2019, Mr. Myrick purchased one loan from Mr. Wallach for approximately $254. During 2020 and 2019, one and four of Mr. Myrick’s loans paid off for approximately $245 and $765, respectively. As of December 31, 2020, no loans serviced by the Company were owned by Mr. Myrick.

The Company has issued Series B Preferred Units to the Hoskins Group, as more fully described in Note 9 – Members’ Capital.

The Hoskins Group has a preferred equity interest in the Company, as more fully described in Note 9.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $4,470 outstanding at December 31, 2020. For the years ended December 31, 2020 and 2019 our investments from affiliates which exceed $120 through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,	December 31,	December 31,	December 31,
Investor	Finance	2020	2019	2020	2020	2019
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$47	$47

Capture HD Inc., Defined Benefit Plan & Trust	Sponsor is Brother of Employee	1,000	1,000	11.00%	142	142

Wallach Family Irrevocable Educational Trust	Trustee is Member	-	294	-%	-	27

David Wallach	Father of Member	577	635	10.41%	60	66

Gregory L. Sheldon	Independent Manager	1,053	1,000	10.69%	112	105

R. Scott Summers	Son of Independent Manager	-	500	-%	-	3

Joseph Rauscher	Parent of Independent Manager	195	195	11.00%	14	21

Kenneth Summers	Independent Manager	189	189	10.79%	20	20

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	132	-	10.65%	14	-

Kimberly Bedford	Employee	160	143	11.00%	16	16

Lamar Sheldon	Parent of Independent Manager	217	203	10.24%	21	17

11. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $19,495 and $16,662 at December 31, 2020 and 2019, respectively.

12. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2020 and 2019 are as follows:

	Quarter 4	Quarter 3	Quarter 2(1)	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2020	2020	2020	2020	2019	2019	2019	2019

Net interest income (loss)	$932	$389	$(228)	$990	$1,138	$1,118	$969	$1,126
Loan loss provision	140	70	1,560	35	21	3	151	47
Net (loss) interest income after loan loss provision	792	319	(1,788)	955	1,117	1,115	818	1,079
Gain on sale of foreclosed assets	22	135	3	–		–	–	–
Gain on foreclosure of assets	52	–	–	–	22	86	95	–
Impairment gains on foreclosed assets	(4)	95	–	–	–	–	–	–
Gain on extinguishment of debt	361	–	–	–	–	–	–	–
SG&A expense	648	367	462	708	447	703	620	624
Depreciation and amortization	22	21	21	21	26	21	22	23
Loss on sale of foreclosed assets	16	51	–	35	–	274	–	–
Loss on foreclosure of assets	52	2	–	–	–	–	169	–
Impairment loss on foreclosed assets	241	4	91	109	282	–	27	80
Net income (loss)	$244	$104	$(2,359)	$82	$384	$203	$75	$352

(1)

During the quarter ended June 30, 2020, net interest income after loan loss provision was reduced due to COVID-19 by $1,492. In addition, the Company wrote off $469 of interest income directly related to COVID-19. During the quarter ended June 30, 2020, impairment loss on foreclosed assets of $91 was due to the impact of COVID-19.

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2020 and 2019:

	2020	2019
Selling, general and administrative expenses
Legal and accounting	$224	$240
Salaries and related expenses	975	1,387
Board related expenses	99	91
Advertising	85	128
Rent and utilities	52	57
Loan and foreclosed asset expenses	498	211
Travel	140	138
Other	112	142
Total SG&A	$2,185	$2,394

14. Subsequent Events

Management of the Company has evaluated subsequent events through March [●], 2021, the date these consolidated financial statements were issued.

Second Draw PPP Loan

On February 5, 2021, the Company entered into an agreement to borrow approximately $362 from LCA Bank Corporation pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “second draw” PPP loans as described below. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If the loan is not forgiven in accordance with the terms of the program, the Company will be obligated to make monthly payments of principal and interest to repay the loan in full prior to maturity. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations. The Company may prepay the loan at any time prior to maturity with no prepayment penalties.

Sale of Series C Cumulative Preferred Units

On February 10, 2021, the Company sold three of its Series C Cumulative Preferred Units to two joint investors, for the total price of $300.

