Form 10-Q
period 2021-03-31
Shepherd's Finance, LLC
filed 2021-05-10
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2020.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$4,924	$4,749
Accrued interest receivable	546	601
Loans receivable, net	45,093	46,405
Real estate investments	1,185	1,181
Foreclosed assets, net	3,764	4,449
Premises and equipment	894	903
Other assets	918	981
Total assets	$57,324	$59,269
Liabilities and Members’ Capital
Customer interest escrow	$530	$510
Accounts payable and accrued expenses	193	289
Accrued interest payable	3,018	3,158
Notes payable secured, net of deferred financing costs	19,941	22,959
Notes payable unsecured, net of deferred financing costs	28,012	26,978
PPP loan and EIDL advance	361	10
Due to preferred equity member	-	106
Total liabilities	$52,055	$54,010

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$3,983	$3,582

Members’ Capital
Series B preferred equity	1,640	1,630
Class A common equity	(354)	47
Members’ capital	$1,286	$1,677

Total liabilities, redeemable preferred equity and members’ capital	$57,324	$59,269

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(in thousands of dollars)	2021	2020

Net Interest Income
Interest and fee income on loans	$1,778	$2,574
Interest expense:
Interest related to secured borrowings	557	817
Interest related to unsecured borrowings	810	767
Interest expense	$1,367	$1,584

Net interest income	411	990

Less: Loan loss provision	214	35
Net interest income after loan loss provision	197	955

Non-Interest Income
Gain on sale of foreclosed assets	$88	$-
Gain on extinguishment of debt	10	-
Total non-interest income	98	-

Income before non-interest expense	295	955

Non-Interest Expense
Selling, general and administrative	$537	$708
Depreciation and amortization	16	21
Loss on the sale of foreclosed assets	18	35
Impairment loss on foreclosed assets	10	109
Total non-interest expense	581	873

Net (loss) income	$(286)	$82

Earned distribution to preferred equity holders	115	126

Net loss attributable to common equity holders	$(401)	$(44)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Three Months Ended March 31, 2021 and 2020

(in thousands of dollars)	March 31, 2021	March 31, 2020

Members’ capital, beginning balance	$1,677	$4,188
Net (loss) income less distributions to Series C preferred equity holders of $115 and $89	(401)	(7)
Contributions from Series B preferred equity holders	10	-
Earned distributions to Series B preferred equity holders	-	(37)
Distributions to common equity holders	-	(217)

Members’ capital, ending balance	$1,286	$3,927

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020

Cash flows from operations
Net (loss) income	$(286)	$82
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of deferred financing costs	42	40
Provision for loan losses	214	35
Change in loan origination fees, net	82	(191)
Loss on sale of foreclosed assets	18	35
Impairment of foreclosed assets	10	109
Gain on the sale of foreclosed assets	(88)	-
Gain on extinguishment of debt	(10)	-
Depreciation and amortization	16	21
Net change in operating assets and liabilities:
Other assets	56	(21)
Accrued interest receivable	55	(131)
Customer interest escrow	(86)	1
Accrued interest payable	(140)	(119)
Accounts payable and accrued expenses	(96)	(162)

Net cash used in operating activities	(213)	(301)

Cash flows from investing activities
Loan additions and principal collections, net	742	1,328
Investment in foreclosed assets	(257)	(444)
Additions for construction in real estate investments	(4)	-
Proceeds from the sale of foreclosed assets	1,276	185

Net cash provided by investing activities	1,757	1,069

Cash flows from financing activities
Contributions from preferred B equity holders	10	-
Contributions from preferred C equity holders	300	-
Distributions to preferred equity holders	(14)	(12)
Distributions to common equity holders	-	(217)
Proceeds from secured note payable	1,616	4,084
Repayments of secured note payable	(4,203)	(4,390)
Proceeds from unsecured notes payable	2,641	5,261
Redemptions/repayments of unsecured notes payable	(2,045)	(3,959)
Proceeds from PPP loan	361	-
Deferred financing costs paid	(35)	(77)

Net cash (used in) provided by financing activities	(1,369)	690

Net increase in cash and cash equivalents	175	1,458

Cash and cash equivalents
Beginning of period	4,749	1,883
End of period	$4,924	$3,341

Supplemental disclosure of cash flow information
Cash paid for interest	$1,507	$1,703

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$-	$37
Earned by Series B preferred equity holders and distributed to customer interest escrow	$106	$37
Foreclosure of assets transferred from loans receivable, net	$274	$-
Earned but not paid distributions of Series C preferred equity holders	$115	$89
Secured transferred to unsecured notes payable	$431	$631
EIDL advance forgiveness in reduction of debt	$10	$-

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

1. Description of Business and Basis of Presentation

Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. The Company is the sole member of a consolidating subsidiary, Shepherd’s Stable Investments, LLC. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement, as amended, by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders (in 21 states as of March 31, 2021) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase older homes and then rehabilitate the home for sale.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended March 31, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2020 consolidated financial statements and notes thereto (the “2020 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2020 Financial Statements.

Accounting Standards to be Adopted

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments.” The amendments in ASU 2016-13 introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. ASU 2016-13 also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in ASU 2016-13, along with related amendments in ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. For smaller reporting companies, the effective date for annual and interim periods is January 1, 2023. The Company is reviewing its policies and processes to ensure compliance with the requirements in ASU 2016-13.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.

			Quoted Prices in Active	Significant	Significant
	March 31, 2021		Markets for	Other	Unobservable
	Carrying	Estimated	Identical	Observable	Inputs
	Amount	Fair Value	Assets Level 1	Inputs Level 2	Level 3

Foreclosed assets	$3,764	$3,764	$–	$–	$3,764
Impaired loans due to COVID-19, net	6,217	6,217	–	–	6,217
Other impaired loans, net	1,882	1,882	–	–	1,882
Total	$11,863	$11,863	$–	$–	$11,863

			Quoted Prices in Active	Significant	Significant
	December 31, 2020		Markets for	Other	Unobservable
	Carrying	Estimated	Identical	Observable	Inputs
	Amount	Fair Value	Assets Level 1	Inputs Level 2	Level 3

Foreclosed assets	$4,449	$4,449	$–	$–	$4,449
Impaired loans due to COVID-19, net	9,054	9,054	–	–	9,054
Other impaired loans, net	1,064	1,064	–	–	1,064
Total	$14,567	$14,567	$–	$–	$14,567

The table below is a summary of fair value estimates for financial instruments:

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$4,924	$4,924	$4,749	$4,749
Loan receivable, net	45,093	45,093	46,405	46,405
Accrued interest on loans	546	546	601	601
Financial Liabilities
Customer interest escrow	530	530	510	510
Notes payable secured, net	19,941	19,941	22,959	22,959
Notes payable unsecured, net	28,012	28,012	26,978	26,978
PPP loan and EIDL advance	361	361	10	10
Accrued interest payable	3,018	3,018	3,158	3,158

3. Financing Receivables

Financing receivables are comprised of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Loans receivable, gross	$49,320	$50,449
Less: Deferred loan fees	(1,223)	(1,092)
Less: Deposits	(1,505)	(1,337)
Plus: Deferred origination costs	402	353
Less: Allowance for loan losses	(1,901)	(1,968)

Loans receivable, net	$45,093	$46,405

The allowance for loan losses at March 31, 2021 is $1,901, of which $159 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,413, special mention loans of $120, and impaired loans not due to impacts from COVID-19 of $209. At December 31, 2020, the allowance was $1,968, of which $151 is related to loans without specific reserves. During the quarter ended March 31, 2021 and year ended December 31, 2020, we incurred $282 and $72 in direct charge offs, respectively.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of March 31, 2021, the Company’s portfolio consisted of 209 commercial construction and 12 development loans with 70 borrowers in 21 states.

The following is a summary of the loan portfolio to builders for home construction loans as of March 31, 2021 and December 31, 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2021	21	70	209	$84,134	$60,328	$40,342	72	%(3)	5%
2020	21	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2021 and December 31, 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
2021	7	11	12	$13,917	$11,742	$8,978	65	%(4)	varies
2020	5	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. As of March 31, 2021 and December 31, 2020, a portion of this collateral is $1,640 and $1,630, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB Accounting Standard Codification 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our 2020 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	March 31, 2021	December 31, 2020

Pass	$37,456	$35,544
Special mention	2,141	3,089
Classified – accruing	–	–
Classified – nonaccrual	9,723	11,816

Total	$49,320	$50,449

Finance Receivables – Method of impairment calculation:

	March 31, 2021	December 31, 2020

Performing loans evaluated individually	$15,583	$16,412
Performing loans evaluated collectively	24,014	22,221
Non-performing loans without a specific reserve	616	1,518
Non-performing loans with a specific reserve	9,107	10,298

Total evaluated collectively for loan losses	$49,320	$50,449

As March 31, 2021 and December 31, 2020, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired non-accrual commercial construction loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$10,005	$11,888
Charge-offs and payments applied	(282)	(72)
Gross value before related allowance	9,723	11,816
Related allowance	(1,624)	(1,698)
Value after allowance	$8,099	$10,118

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2021		December 31, 2020
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	28%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	11%	Orlando, FL	12%
Third highest concentration risk	Spokane, WA	3%	Cape Coral, FL	6%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Beginning balance	$1,181	$–	$–
Transfers from loans	–	1,140	–
Additions for construction/development	4	41	–
Ending balance	$1,185	$1,181	$–

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Beginning balance	$4,449	$4,916	$4,916
Additions from loans	274	2,118	–
Additions for construction/development	257	1,410	444
Sale proceeds	(1,276)	(3,697)	(185)
Loss on foreclosure	–	(54)	–
Loss on sale	(18)	(102)	(35)
Gain on foreclosure	–	52	–
Gain on sale	88	160	–
Impairment loss on foreclosed assets	(10)	(290)	(109)
Impairment loss on foreclosed assets due to COVID-19	–	(64)	–
Ending balance	$3,764	$4,449	$5,031

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,950	$22,968
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	500	500
PPP loan and EIDL advance	3	361	10
Other unsecured debt (senior subordinated)	4	1,782	1,800
Unsecured Notes through our public offering, gross	5	22,082	21,482
Other unsecured debt (subordinated)	5	3,193	2,747
Other unsecured debt (junior subordinated)	6	864	864

Total		$48,732	$50,371

The following table shows the maturity of outstanding debt as of March 31, 2021:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2021	$30,756	$10,012	$1,646	$19,098
2022	5,899	3,960	1,923	16
2023	3,211	2,103	1,029	79
2024	7,044	4,815	2,087	142
2025 and thereafter	1,822	1,192	15	615
Total	$48,732	$22,082	$6,700	$19,950

Secured Borrowings

Lines of Credit

As of March 31, 2021, the Company had no amounts borrowed against its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the first quarter of 2021, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $9 and $8 as of March 31, 2021 and December 31, 2020, respectively.

Borrowings secured by loan assets are summarized below:

	March 31, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,111	$5,114	$7,981	$5,919
S.K. Funding	4,581	3,834	4,551	3,898

Lender
Shuman	2,003	1,325	1,916	1,325
Jeff Eppinger	3,472	200	2,206	1,500
Hardy Enterprises, Inc.	1,345	700	1,590	1,000
Gary Zentner	519	250	424	250
R. Scott Summers	1,435	847	1,259	847
John C. Solomon	788	563	743	563
Paul Swanson	9,091	6,254	9,381	6,685

Total	$31,345	$19,087	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at March 31, 2021 and December 31, 2020 was 10.27% and 10.38%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Gross Notes outstanding, beginning of period	$21,482	$20,308	$20,308
Notes issued	2,627	7,691	4,722
Note repayments / redemptions	(2,027)	(6,517)	(3,960)

Gross Notes outstanding, end of period	$22,082	$21,482	$21,070

Less deferred financing costs, net	(409)	(416)	(453)

Notes outstanding, net	$21,673	$21,066	$20,617

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Deferred financing costs, beginning balance	$942	$786	$786
Additions	35	156	77
Deferred financing costs, ending balance	977	942	863
Less accumulated amortization	(568)	(526)	(410)
Deferred financing costs, net	$409	$416	$453

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Accumulated amortization, beginning balance	$526	$370	$370
Additions	42	165	40
Disposals	-	(9)	-
Accumulated amortization, ending balance	$568	$526	$410

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate(1)	March 31, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	October 2022	10.0%	746	315
Subordinated Promissory Note	December 2023	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	October 2022	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	February 2023	11.0%	600	600
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	35	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	November 2021	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10%	100	100
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
			$6,339	$5,911

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Second Draw Paycheck Protection Program Loan

On February 5, 2021, the Company entered into an agreement (the “Loan Agreement”) to borrow approximately $361 from LCA Bank Corporation pursuant to the Paycheck Protection Program (“PPP”), originally created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and extended to “second draw” PPP loans. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP. The loan has an interest rate of 1.0% per annum and a term of 60 months. Payments will be deferred in accordance with the CARES Act, as modified by the Paycheck Protection Program Flexibility Act of 2020; however, interest will accrue during the deferral period. If the loan is not forgiven in accordance with the terms of the program, we will be obligated to make monthly payments of principal and interest to repay the loan in full prior to maturity. The loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations. We may prepay the loan at any time prior to maturity with no prepayment penalties.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Beginning balance	$3,582	$2,959	$2,959
Additions from new investment	300	300	-
Distributions	(14)	(49)	(12)
Earned distributions to preferred equity holders	115	372	89

Ending balance	$3,983	$3,582	$3,036

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of March 31, 2021:

Year Maturing	Total Amount Redeemable

2024	$3,001
2025	368
2026	309
2027	305

Total	$3,983

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of March 31, 2021, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding as of March 31, 2021 and December 31, 2020.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions. As of March 31, 2021, the Hoskins Group owned a total of 16.4 Series B Preferred Units, which were issued for a total of $1,640.

9. Related Party Transactions

As of March 31, 2021, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 of our 2020 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $19,986 and $19,495 at March 31, 2021 and December 31, 2020, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2021 and 2020 are as follows:

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2021	2020	2020	2020	2020

Net interest income (loss) after loan loss provision	$197	$792	$319	$(1,788)	$955
Non-interest income	98	379	230	3	-
SG&A expense	537	648	367	462	708
Depreciation and amortization	16	22	21	21	21
Loss on sale of foreclosed assets	18	16	51	–	35
Impairment loss and loss on foreclosure of assets	10	241	6	91	109
Net income (loss)	$(286)	$244	$104	$(2,359)	$82

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Three Months Ended March 31,
	2021	2020
Selling, general and administrative expenses
Legal and accounting	$103	$139
Salaries and related expenses	209	278
Board related expenses	25	25
Advertising	9	21
Rent and utilities	9	13
Loan and foreclosed asset expenses	113	135
Travel	24	59
Other	45	38
Total SG&A	$537	$708

13. Subsequent Events

Management of the Company has evaluated subsequent events through May 10, 2021, the date these interim condensed consolidated financial statements were issued.

On April 1, 2021, the Company sold five of its Series C Cumulative Preferred Units to two joint investors, for the total price of $500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2020 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

During the three months ended March 31, 2021, the Company continued to face COVID-19 risks as it related to the economy and the homebuilding industry. In reaction to the COVID-19 economic risks, the Company’s management made the decision to focus on the following three areas:

1.	Decrease the amount of non-interest-bearing assets, which includes our foreclosed assets and classified non-accrual loans or impaired loans receivables;
2.	Increase loan originations which were lower during the year ended December 31, 2020 due primarily to COVID-19; and
3.	Maintain liquidity to fund new loan originations and for the completion of construction costs for existing loans.

We anticipate that the housing market in most of the areas in which we do business will be strong despite the impact of COVID-19, and that doing business with our best customers in those markets will provide good performing loans for our balance sheet. We also anticipate that the losses we incurred in principal related to COVID-19 will not continue, and that the lack of interest due to nonperforming assets from COVID-19 will decrease significantly in the second quarter of 2021.

We had $45,093 and $46,405 in loan assets as of March 31, 2021 and December 31, 2020, respectively. In addition, as of March 31, 2021, we had 209 construction loans in 21 states with 70 borrowers and 12 development loans in seven states with 11 borrowers.

Net cash used in operations decreased $88 for the three months ended March 31, 2021 as compared to the same period of 2020. Our increase in operating cash flow was due primarily to the provisions for loan losses. As of March 31, 2021, the provisions for loan losses were $214 which included $114 for impairment charges due to the COVID-19 pandemic.

Critical Accounting Estimates

To assist in evaluating our interim condensed consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2020 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2020 unless listed below.

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

March 31, 2021
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$3,089

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $45,093.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

March 31, 2021
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$1,317

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $3,764.

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended
	March 31,
	2021		2020
Interest Income		*
Estimated interest income	$1,508	12%	$2,090	14%
Estimated unearned interest income due to COVID-19	(267)	(2)%	-	-%
Interest income on loans	1,241	10%	2,090	14%

Fee income on loans, gross	728	6%	605	5%
Deferred loan fees	(191)	(2)%	(121)	(1)%
	537	4%	484	4%

Interest and fee income on loans	1,778	14%	2,574	18%

Interest expense unsecured	(769)	(6)%	727	(5)%
Interest expense secured	(557)	(5)%	817	(6)%
Amortization of offering costs	(41)	(- )%	40	(- )%
Interest expense	1,367	(11)%	1,584	11%
Net interest income (spread)	$411	3%	$990	7%

Weighted average outstanding loan asset balance	$50,273		$57,756

*annualized amount as percentage of weighted average outstanding gross

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

Interest income on loans decreased to 10% for the three months ended March 31, 2021 compared to 14% for the same period of 2020. Estimated interest income not earned due primarily to classified-nonaccrual loans  was approximately $267 for the quarter ended March 31, 2021.

We anticipate our standard margin to be 3% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.9%.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. In addition, our development loans do not recognize a loan fee. When loans terminate before their expected maturity, the remaining fee is recognized at the termination of the loan. During the quarter ended March 31, 2021, fee income included a modification charge to our largest customer of $124.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of March 31, 2021 and 2020, $9,723 and $1,581 in loans were not paying interest, respectively.

Foreclosed assets do not provide a monthly interest return. As of March 31, 2021 and 2020, foreclosed assets were $3,764 and $5,031, respectively, which resulted in a negative impact to our interest spread in both years.

The amount of nonperforming assets is expected to decrease over the next quarter as we continue to sell our assets following completion of construction.

Loan Loss Provision

Loan loss provision (expense throughout the year) was $214 and $35 for the quarters ended March 31, 2021 and 2020, respectively.

The allowance for loan losses at March 31, 2021 is $1,901, of which $157 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 as of March 31, 2021 of $1,413, special mention loans of $120, and impaired loans not due to impacts from COVID-19 of $211. At December 31, 2020, the allowance was $1,968, of which $151 is related to loans without specific reserves. During the quarter ended March 31, 2021 and year ended December 31, 2020, we incurred $282 and $72 in direct charge offs, respectively.

Non-Interest Income

Gain on Sale of Foreclosed Assets

During the quarters ended March 31, 2021 and 2020, we recognized $88 and $0, respectively, as a gain on the sale of foreclosed assets. We sold four foreclosed assets related to two original borrowers during the quarter ended March 31, 2021 that resulted in a gain on their sale.

Gain on the Extinguishment of Debt

During April 2020, the Company received a grant under the Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) for $10 which was used for payroll and other certain operating expenses.

In February 2021, the full EIDL Advance or $10 and accrued interest were forgiven by the U.S. Small Business Administration.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2021	2020
Selling, general and administrative expenses
Legal and accounting	$103	$139
Salaries and related expenses	209	278
Board related expenses	25	25
Advertising	9	21
Rent and utilities	9	13
Loan and foreclosed asset expenses	113	135
Travel	24	59
Other	45	38
Total SG&A	$537	$708

Our SG&A expense decreased $171 for the quarter ended March 31, 2021 compared to the same period of 2020, due significantly to the following:

●	Legal and accounting fees decreased $36 due primarily to the addition of internal legal counsel and lower outsourced legal fees; and
●	Salaries and related expenses decreased $69 which resulted from the increase in deferred loan origination fees which reduces salary expenses.

Loss on the Sale of Foreclosed Assets

During the quarters ended March 31, 2021 and 2020, we recognized $18 and $35, respectively, as a loss on the sale of foreclosed assets. We sold four and one foreclosed assets related to one original borrower during the quarters ended March 31, 2021 and 2020, respectively.

Impairment Loss on Foreclosed Assets

As of March 31, 2021 and 2020, impaired loss on foreclosed assets was $10 and $109, respectively. The decrease in impairment loss on foreclosed assets was directly related to assets acquired due to a death of a borrower during the last quarter of 2019.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2021:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	3	4	$1,821	$1,504	$1,062	60%		5%
Connecticut	1	1	515	382	358	74%		5%
Delaware	2	5	1,970	1,379	717	70%		5%
Florida	19	64	23,294	18,895	15,248	81%		5%
Georgia	1	1	760	388	23	51%		5%
Illinois	2	2	1,890	1,199	489	60%		5%
Idaho	1	1	355	249	60	70%		5%
Michigan	3	13	3,580	2,796	1,420	78%		5%
Mississippi	1	1	240	189	187	79%		5%
New Jersey	1	5	1,357	1,339	1,007	99%		5%
New York	3	2	1,159	833	783	72%		5%
North Carolina	7	14	4,512	3,110	2,214	69%		5%
Ohio	2	6	1,758	1,146	684	65%		5%
Oregon	2	7	2,759	1,932	655	70%		5%
Pennsylvania	3	22	19,980	12,448	8,941	62%		5%
South Carolina	10	38	9,130	6,468	2,932	71%		5%
Tennessee	3	5	2,169	1,463	1,093	67%		5%
Texas	2	7	2,750	1,898	1,058	69%		5%
Utah	2	3	699	489	413	70%		5%
Virginia	1	1	505	354	79	70%		5%
Washington	1	7	2,931	1,867	919	64%		5%
Total	70	209	$84,134	$60,328	$40,342	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	3	4	$1,821	$1,503	$1,004	60%		5%
Connecticut	1	1	515	382	262	65%		5%
Delaware	1	1	585	409	187	70%		5%
Florida	16	80	25,779	21,193	16,201	82%		5%
Georgia	3	3	1,300	839	476	65%		5%
Illinois	2	2	1,890	1,199	474	60%		5%
Michigan	4	9	2,451	1,942	805	79%		5%
Mississippi	1	1	240	189	166	79%		5%
New Jersey	1	5	1,357	1,339	928	99%		5%
New York	3	2	1,184	814	845	69%		5%
North Carolina	6	18	4,519	3,123	2,059	69%		5%
Ohio	3	8	2,703	2,020	1,393	75%		5%
Oregon	1	2	1,217	852	238	70%		5%
Pennsylvania	3	24	22,791	13,593	9,825	60%		5%
South Carolina	8	27	7,284	4,930	3,195	68%		5%
Tennessee	3	5	2,169	1,463	509	67%		5%
Texas	3	8	2,806	2,106	1,191	75%		5%
Utah	2	6	2,583	1,822	1,542	71%		5%
Virginia	1	1	505	353	79	70%		5%
Washington	1	5	2,030	1,311	508	65%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2021:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$8,175	$8,200	$6,468	79%		varies
Delaware	1	1	321	147	147	46%		7%
Florida	4	4	1,673	1,372	823	49%		7%
New York	1	1	1,237	452	452	36%		7%
North Carolina	1	1	400	260	165	41%		7%
Oregon	1	1	855	600	600	70%		7%
South Carolina	2	2	1,256	711	323	26%		7%
Total	11	12	$13,917	$11,742	$8,978	65	%(4)	11%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,640 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2020:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,361	$8,200	$6,175	84%		7%
Florida	3	3	1,373	1,193	1,029	87%		7%
New York	1	1	1,238	451	452	36%		7%
North Carolina	1	1	400	260	136	34%		7%
South Carolina	2	2	1,256	711	438	35%		7%
Total	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,630 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Loans receivable, gross	$49,320	$50,449
Less: Deferred loan fees	(1,223)	(1,092)
Less: Deposits	(1,505)	(1,337)
Plus: Deferred origination costs	402	353
Less: Allowance for loan losses	(1,901)	(1,968)

Loans receivable, net	$45,093	$46,405

The following is a roll forward of combined loans:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Beginning balance	$46,405	$55,369	$55,369
Additions	7,089	46,249	9,462
Principal collections	(7,662)	(50,079)	(10,993)
Transferred to foreclosed assets	(274)	(2,118)	–
Transferred to real estate investments	–	(1,140)	–
Change in builder deposit	(169)	16	203
Change in loan loss provision	(214)	(1,805)	(35)
Change in loan fees, net	(82)	(87)	191
Ending balance	$45,093	$46,405	$54,197

Finance Receivables – By risk rating:

	March 31, 2021	December 31, 2020

Pass	$37,456	$35,544
Special mention	2,141	3,089
Classified – accruing	–	–
Classified – nonaccrual	9,723	11,816

Total	$49,320	$50,449

Finance Receivables – Method of impairment calculation:

	March 31, 2021	December 31, 2020

Performing loans evaluated individually	$15,583	$16,412
Performing loans evaluated collectively	24,014	22,221
Non-performing loans without a specific reserve	616	1,518
Non-performing loans with a specific reserve	9,107	10,298

Total evaluated collectively for loan losses	$49,320	$50,449

At March 31, 2021 and December 31, 2020, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired non-accrual (non-performing) commercial construction loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$10,005	$11,888
Charge-offs and payments applied	(282)	(72)
Gross value before related allowance	9,723	11,816
Related allowance	(1,624)	(1,698)
Value after allowance	$8,099	$10,118

Below is an aging schedule of loans receivable as of March 31, 2021, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	201	$39,597	80.3%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	20	9,723	19.7%

Subtotal	221	$49,320	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	221	$49,320	100%

Below is an aging schedule of loans receivable as of March 31, 2021, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	201	$39,597	80.3%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	20	9,723	19.7%

Subtotal	221	$49,320	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	221	$49,320	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Beginning balance	$4,449	$4,916	$4,916
Additions from loans	274	2,118	–
Additions for construction/development	257	1,410	444
Sale proceeds	(1,276)	(3,697)	(185)
Loss on foreclosure	–	(54)	–
Loss on sale	(18)	(102)	(35)
Gain on foreclosure	–	52	–
Gain on sale	88	160	–
Impairment loss on foreclosed assets	(10)	(290)	(109)
Impairment loss on foreclosed assets due to COVID-19	–	(64)	–
Ending balance	$3,764	$4,449	$5,031

During the quarter ended March 31, 2021, we reclassed one construction loan from loans receivable to foreclosed assets compared to none during the same period of 2020. In addition, during the quarter ended March 31, 2021, we sold nine foreclosed assets compared to one during the same period of 2020.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Beginning balance	$510	$643	$643
Preferred equity dividends	106	83	37
Additions from Pennsylvania loans	58	1,173	500
Additions from other loans	233	448	51
Interest, fees, principal or repaid to borrower	(377)	(1,837)	(550)
Ending balance	$530	$510	$681

Related Party Borrowings

As of March 31, 2021, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 6 to the 2020 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of March 31, 2021, the Company had no amounts borrowed against its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the first quarter of 2021, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $9 and $8 as of March 31, 2021 and December 31, 2020, respectively.

Summary

The borrowings secured by loan assets are summarized below:

	March 31, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,111	$5,114	$7,981	$5,919
S.K. Funding	4,581	3,834	4,551	3,898

Lender
Shuman	2,003	1,325	1,916	1,325
Jeff Eppinger	3,472	200	2,206	1,500
Hardy Enterprises, Inc.	1,345	700	1,590	1,000
Gary Zentner	519	250	424	250
R. Scott Summers	1,435	847	1,259	847
John C. Solomon	788	563	743	563
Paul Swanson	9,091	6,254	9,381	6,685

Total	$31,345	$19,087	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at March 31, 2021 and December 31, 2020 was 10.27% and 10.38%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Gross Notes outstanding, beginning of period	$21,482	$20,308	$20,308
Notes issued	2,627	7,691	4,722
Note repayments / redemptions	(2,027)	(6,517)	(3,960)

Gross Notes outstanding, end of period	$22,082	$21,482	$21,070

Less deferred financing costs, net	(409)	(416)	(453)

Notes outstanding, net	$21,673	$21,066	$20,617

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Deferred financing costs, beginning balance	$942	$786	$786
Additions	35	156	77
Deferred financing costs, ending balance	977	942	863
Less accumulated amortization	(568)	(526)	(410)
Deferred financing costs, net	$409	$416	$453

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020

Accumulated amortization, beginning balance	$326	$370	$370
Additions	242	165	40
Disposals	-	(9)	-
Accumulated amortization, ending balance	$568	$526	$410

Other Unsecured Debts

Our other unsecured debts are detailed below:

	Maturity	Interest	Principal Amount Outstanding as of
Loan	Date	Rate(1)	March 31, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	October 2022	10.0%	746	315
Subordinated Promissory Note	December 2023	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	October 2022	10.0%	174	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	February 2023	11.0%	600	600
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	35	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	November 2021	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10%	100	100
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
			$6,339	$5,911

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to loan assets was 11% as of March 31, 2021 and December 31, 2020. We anticipate this ratio to decrease until more preferred equity is added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,950	$22,968
Secured line of credit from affiliates	2	—	—
Unsecured line of credit (senior)	3	500	500
PPP loan and EIDL advance	3	361	10
Other unsecured debt (senior subordinated)	4	1,782	1,800
Unsecured Notes through our public offering, gross	5	22,082	21,482
Other unsecured debt (subordinated)	5	3,193	2,747
Other unsecured debt (junior subordinated)	6	864	864

Total		$48,732	$50,371

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. We had 221 and 222 combined loans outstanding as of March 31, 2021 and December 31, 2020, respectively. Gross loans receivable totaled $49,320 and $50,449 as of March 31, 2021 and December 31, 2020, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,986 and $19,495 as March 31, 2021 and December 31, 2020, respectively.

We anticipate an increase in our gross loan receivables over the 12 months subsequent to March 31, 2021 by directly increasing originations to new and existing customers. In addition, business competition has declined and, therefore, we believe the ability to return to historical levels may be achieved through the remainder of the year.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of March 31, 2021	As of December 31, 2020
Secured debt	$19,941	$22,959
Unsecured debt	28,012	26,978
Equity	5,269	5,259

Secured debt, net of deferred financing costs decreased $3,018 during the three months ended March 31, 2021. We anticipate increasing our secured debt by roughly half of the increase in loan asset balances over the 12 months subsequent to March 31, 2021 through our existing loan purchase and sale agreements and additional lines of credit.

We anticipate that the other half of the loan asset growth will come from a combination of increases in our unsecured debt and equity. Unsecured debt, net of deferred financing costs increased $1,034 during the three months ended March 31, 2021 due primarily to an increased participation in our Notes Program of $607 and other unsecured debts of $428. We anticipate an increase in our unsecured debt through increased sales in the Notes Program to cover most of the increase in loan assets not covered by increases in our secured debt during the 12 months subsequent to March 31, 2021.

In addition, in February 2021, we borrowed approximately $361 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP.

Contractual Obligations

The following table shows the maturity of outstanding debt as of March 31, 2021:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2021	$30,756	$10,012	$1,646	$19,098
2022	5,899	3,960	1,923	16
2023	3,211	2,103	1,029	79
2024	7,044	4,815	2,087	142
2025 and thereafter	1,822	1,192	15	615
Total	$48,732	$22,082	$6,700	$19,950

The total amount maturing through year ending December 31, 2021 is $30,756, which consists of secured borrowings of $19,098 and unsecured borrowings of $11,658.

Secured borrowings maturing through the year ending December 31, 2021 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and six lenders. Our secured borrowings are classified as maturing during 2021 due primarily to the related collateral consisting of demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $6,254 due October 2022, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2021, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due January 2022, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $334 no expiration date;
●	Builder Finance, Inc. – $5,114 no expiration date;
●	New LOC Agreements – $1,997 generally one-month notice and six months to reduce principal balance to zero; and
●	Mortgage payable – $4 due monthly.

Unsecured borrowings due by December 31, 2021 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $10,012 and $1,646, respectively. To the extent that proceeds from Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 81% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 6 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Series C cumulative preferred units (“Series C Preferred Units”) are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The following table shows the earliest redemption options for investors in our Series C Preferred Units as of March 31, 2021:

Year Maturing	Total Amount Redeemable

2024	$3,001
2025	368
2026	309
2027	305

Total	$3,983

Summary

We have the funding available to fund the loans we have today, including our unfunded commitments. We anticipate growing our assets through the net sources and uses (12-month liquidity) listed above as well as future capital increases from debt, redeemable preferred equity, and regular equity. Our expectation to grow loan asset balances is subject to changes due to changes in demand, competition, and COVID-19. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, other than unfunded loan commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units as of March 31, 2021:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.4852416	$48,524.16
Gregory L. Sheldon and Madeline M. Sheldon	0.1151166	11,511.66
BLDR, LLC	0.1569902	15,699.02
Schultz Family Living Trust	0.0390533	3,905.33
Fernando Ascencio and Lorraine Carol Ascencio	0.0730688	7,306.88
Total	0.8694705	$86,947.05

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of March 31, 2021, we had issued $24,456 in Notes pursuant to our current public offering. As of March 31, 2021, we incurred expenses of $535 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2021 were $23,921, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2021, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

10.1	Loan Agreement dated February 5, 2021 by and between the Registrant and LCA Bank Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

10.2	Promissory Note dated February 5, 2021 from the Registrant in favor of LCA Bank Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 10, 2021	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

