Form 10-Q
period 2021-06-30
Shepherd's Finance, LLC
filed 2021-08-06
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number 333-224557

SHEPHERD’S FINANCE, LLC

(Exact name of registrant as specified on its charter)

Delaware	36-4608739
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

13241 Bartram Park Boulevard, Suite 2401, Jacksonville, Florida 32258

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

FORM 10-Q

SHEPHERD’S FINANCE, LLC

TABLE OF CONTENTS

Page

Cautionary Note Regarding Forward-Looking Statements	3

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Interim Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	4

Interim Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	5

Interim Condensed Consolidated Statement of Changes in Members’ Capital (Unaudited) for the Six Months Ended June 30, 2021 and 2020 and for the Three Months Ended June 30, 2021 and 2020	6

Interim Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2021 and 2020	7

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	37

Item 6. Exhibits	37

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Shepherd’s Finance, LLC, other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words identify forward-looking statements. Forward-looking statements appear in a number of places in this report, including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which we operate, our business, financial condition and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. If any of the events described in “Risk Factors” occur, they could have an adverse effect on our business, consolidated financial condition, results of operations, and cash flows. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q. When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$6,118	$4,749
Accrued interest receivable	371	601
Loans receivable, net	45,533	46,405
Real estate investments	1,240	1,181
Foreclosed assets, net	3,065	4,449
Premises and equipment	887	903
Other assets	1,048	981
Total assets	$58,262	$59,269

Liabilities and Members’ Capital
Customer interest escrow	$527	$510
Accounts payable and accrued expenses	441	289
Accrued interest payable	2,727	3,158
Notes payable secured, net of deferred financing costs	21,109	22,959
Notes payable unsecured, net of deferred financing costs	27,214	26,978
PPP loan and EIDL advance	361	10
Due to preferred equity member	-	106
Total liabilities	$52,379	$54,010

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$4,591	$3,582

Members’ Capital
Series B preferred equity	1,690	1,630
Class A common equity	(398)	47
Members’ capital	$1,292	$1,677

Total liabilities, redeemable preferred equity and members’ capital	$58,262	$59,269

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Six Months ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2021	2020	2021	2020
Interest Income
Interest and fee income on loans	$1,944	$1,356	$3,722	$3,931
Interest expense:
Interest related to secured borrowings	518	810	1,075	1,627
Interest related to unsecured borrowings	801	774	1,611	1,542
Interest expense	1,319	1,584	2,686	3,169

Net interest income (loss)	625	(228)	1,036	762

Less: Loan loss provision	45	1,560	259	1,595

Net interest income (loss) after loan loss provision	580	(1,788)	777	(833)

Non-Interest Income
Gain on extinguishment of debt	-	-	10	-
Gain on sale of foreclosed assets	13	3	101	3

Total non-interest income	13	3	111	3

Income (Loss)	593	(1,785)	888	(830)

Non-Interest Expense
Selling, general and administrative	438	462	975	1,169
Depreciation and amortization	13	21	29	43
Loss on foreclosure of assets	-	-	-	35
Loss on sale of foreclosed assets	51	-	69	-
Impairment loss on foreclosed assets	-	91	10	200
Total non-interest expense	502	574	1,083	1,447

Net Income (Loss)	$91	$(2,359)	$(195)	$(2,277)

Earned distribution to preferred equity holders	135	92	250	218

Net loss attributable to common equity holders	$(44)	$(2,451)	$(445)	$(2,495)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Six and Three Months Ended June 30, 2021 and 2020

For the Six Months Ended June 30, 2021 and 2020

(in thousands of dollars)	2021	2020

Members’ capital, beginning balance, December 31	$1,677	$4,188
Net loss less distributions to Series C preferred equity holders of $250 and $181	(445)	(2,458)
Contributions from Series B preferred equity holders	60	50
Earned distributions to Series B preferred equity holders	-	(37)
Distributions to common equity holders	-	(217)
Members’ capital, ending balance, June 30	$1,292	$1,526

For the Three Months Ended June 30, 2021 and 2020

(in thousands of dollars)	2021	2020

Members’ capital, beginning balance, March 31	$1,286	$3,927
Net loss less distributions to Series C preferred equity holders of $135 and $92	(44)	(2,451)
Contributions from Series B preferred equity holders	50	50
Earned distributions to Series B preferred equity holders	-	-
Distributions to common equity holders	-	-
Members’ capital, ending balance, June 30	$1,292	$1,526

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
(in thousands of dollars)	2021	2020

Cash flows from operations
Net loss	$(195)	$(2,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization of deferred financing costs	80	79
Provision for loan losses	259	1,595
Change in loan origination fees, net	488	(203)
Gain on sale of foreclosed assets	(101)	(3)
Loss on sale of foreclosed assets	69	35
Impairment and loss on foreclosed assets	10	200
Depreciation and amortization	29	43
Gain on extinguishment of debt	(10)	-
Net change in operating assets and liabilities:
Other assets	(80)	(83)
Accrued interest receivable	230	394
Customer interest escrow	(89)	(167)
Accrued interest payable	(431)	167
Accounts payable and accrued expenses	152	(313)

Net cash provided by (used in) operating activities	411	(533)

Cash flows from investing activities
Loan additions and principal collections, net	(149)	3,040
Investment in foreclosed assets	(439)	(686)
Additions for construction in real estate investments	(59)	-
Proceeds from the sale of foreclosed assets	2,119	348

Net cash provided by investing activities	1,472	2,702

Cash flows from financing activities
Contributions from preferred B equity holders	60	50
Contributions from preferred C equity holders	800	-
Distributions to preferred equity holders	(41)	(24)
Distributions to common equity holders	-	(217)
Proceeds from secured notes payable	5,018	7,302
Repayments of secured notes payable	(7,183)	(8,879)
Proceeds from unsecured notes payable	6,373	6,604
Redemptions/repayments of unsecured notes payable	(5,830)	(6,594)
Proceeds from PPP Loan and EIDL Advance	361	371
Deferred financing costs paid	(72)	(124)

Net cash used in financing activities	(514)	(1,511)

Net increase in cash and cash equivalents	1,369	657

Cash and cash equivalents
Beginning of period	4,749	1,883
End of period	$6,118	$2,540

Supplemental disclosure of cash flow information
Cash paid for interest	$3,117	$3,002

Non-cash investing and financing activities
Earned by Series B preferred equity holders and distributed to customer interest escrow	$106	$74
Earned but not paid distributions of Series C preferred equity holders	$250	$181
Secured transferred to unsecured notes payable	$315	$1,116
Transfer of loan receivables to real estate investments	$-	$1,140
Foreclosure of assets transferred from loans receivable, net	$274	$-
EIDL advance forgiveness in reduction of debt	$10	$0

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

The Company extends commercial loans to residential homebuilders (in 23 states as of June 30, 2021) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended June 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2020 consolidated financial statements and notes thereto (the “2020 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2020 Financial Statements.

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

Accounting Standards Adopted

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.

	June 30, 2021		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$3,065	$3,065	$–	$–	$3,065
Impaired loans due to COVID-19, net	5,076	5,076	–	–	5,076
Other impaired loans, net	1,046	1,046	–	–	1,046
Total	$9,187	$9,187	$–	$–	$9,187

	December 31, 2020		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying Amount	Estimated Fair Value	Assets Level 1	Inputs Level 2	Inputs Level 3

Foreclosed assets	$4,449	$4,449	$–	$–	$4,449
Impaired loans due to COVID-19, net	9,054	9,054	–	–	9,054
Other impaired loans, net	1,064	1,064	–	–	1,064
Total	$14,567	$14,567	$–	$–	$14,567

The table below is a summary of fair value estimates for financial instruments:

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$6,118	$6,118	$4,749	$4,749
Loans receivable, net	45,533	45,533	46,405	46,405
Accrued interest on loans	371	371	601	601
Financial Liabilities
Customer interest escrow	527	527	510	510
Notes payable secured, net	21,109	21,109	22,959	22,959
Notes payable unsecured, net	27,214	27,214	26,978	26,978
PPP loan and EIDL advance	361	361	10	10
Accrued interest payable	2,727	2,727	3,158	3,158

3. Financing Receivables

Financing receivables are comprised of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Loans receivable, gross	$49,755	$50,449
Less: Deferred loan fees	(1,669)	(1,092)
Less: Deposits	(1,276)	(1,337)
Plus: Deferred origination costs	442	353
Less: Allowance for loan losses	(1,719)	(1,968)

Loans receivable, net	$45,533	$46,405

The allowance for loan losses as of June 30, 2021 was $1,719, of which $167 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,413, special mention loans of $60, and impaired loans not due to impacts from COVID-19 of $79. As of December 31, 2020, the allowance was $1,968, of which $151 is related to loans without specific reserves.

During the quarter and six months ended June 30, 2021, we incurred $227 and $509 in direct charge-offs, respectively, compared to $72 for the year ended December 31, 2020.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of June 30, 2021, the Company’s portfolio consisted of 237 commercial construction and 11 development loans with 68 borrowers in 23 states.

The following is a summary of the loan portfolio to builders for home construction loans as of June 30, 2021 and December 31, 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2021	23	68	237	$101,070	$68,727	$41,866	68	%(3)	5%
2020	21	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2021 and December 31, 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
2021	6	10	11	$11,767	$11,356	$7,889	67	%(4)	varies
2020	5	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. For June 30, 2021 and December 31, 2020, a portion of this collateral is $1,690 and $1,630, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Receivables - Disclosures.” See our 2020 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	June 30, 2021	December 31, 2020

Pass	$39,234	$35,544
Special mention	2,907	3,089
Classified – accruing	–	–
Classified – nonaccrual	7,614	11,816

Total	$49,755	$50,449

Finance Receivables – Method of impairment calculation:

	June 30, 2021	December 31, 2020

Performing loans evaluated individually	$15,907	$16,412
Performing loans evaluated collectively	26,233	22,221
Non-performing loans without a specific reserve	875	1,518
Non-performing loans with a specific reserve to COVID-19	6,490	9,555
Other non-performing loans with a specific reserve	250	743

Total evaluated collectively for loan losses	$49,755	$50,449

As of June 30, 2021, and December 31, 2020, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$8,123	$11,888
Charge-offs and payments applied	(509)	(72)
Gross value before related allowance	7,614	11,816
Related allowance	(1,492)	(1,698)
Value after allowance	$6,122	$10,118

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2021		December 31, 2020
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	26.4%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	7.4%	Orlando, FL	12%
Third highest concentration risk	Spokane, WA	2.4%	Cape Coral, FL	6%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Beginning balance	$1,181	$–	$–
Transfers from loans	–	1,140	1,140
Additions for construction/development	59	41	–
Ending balance	$1,240	$1,181	$1,140

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Beginning balance	$4,449	$4,916	$4,916
Additions from loans	274	2,118	-
Additions for construction/development	439	1,410	686
Sale proceeds	(2,119)	(3,697)	(348)
Loss on foreclosure	-	(54)	(35)
Loss on sale	(69)	(102)	-
Gain on foreclosure	-	52	3
Gain on sale	101	160	(91)
Impairment loss on foreclosed assets	(10)	(290)	(109)
Impairment loss on foreclosed assets due to COVID-19	-	(64)	-
Ending balance	$3,065	$4,449	$5,022

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$21,117	$22,968
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	500	500
PPP loan and EIDL advance	3	361	10
Other unsecured debt (senior subordinated)	4	1,782	1,800
Unsecured Notes through our public offering, gross	5	21,599	21,482
Other unsecured debt (subordinated)	5	2,876	2,747
Other unsecured debt (junior subordinated)	6	864	864

Total		$49,099	$50,371

The following table shows the maturity of outstanding debt as of June 30, 2021:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured(1)	Secured Borrowings
2021	$26,243	$5,220	$727	$20,296
2022	7,351	5,412	1,923	16
2023	4,525	3,024	1,429	72
2024	7,098	4,884	2,087	127
2025 and thereafter	3,882	3,059	217	606
Total	$49,099	$21,599	$6,383	$21,117

(1)	Other Unsecured includes our PPP Loan of $361 (described below) of which $80, $241, and $40, collectively, matures during 2021, 2022 and 2023, respectively. All or a portion of the PPP Loan may be forgiven.

Secured Borrowings

Lines of Credit

As of June 30, 2021, the Company had borrowed $0 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the second quarter of 2021, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $8 for both periods ended June 30, 2021 and December 31, 2020.

Summary

Borrowings secured by commercial and development loan assets are summarized below:

	June 30, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$6,431	$4,604	$7,981	$5,919
S.K. Funding, LLC	6,620	5,499	4,551	3,898

Lender
Shuman	1,818	1,325	1,916	1,325
Jeff Eppinger	990	200	2,206	1,500
Hardy Enterprises, Inc.	-	-	1,590	1,000
Gary Zentner	1,372	250	424	250
R. Scott Summers	1,542	847	1,259	847
John C. Solomon	940	563	743	563
Paul Swanson	11,288	7,000	9,381	6,685

Total	$31,001	$20,288	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at June 30, 2021 and December 31, 2020 was 9.90% and 10.38%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has mandatory early redemption options, subject to certain conditions, and all of our Notes have a mandatory early redemption option, subject to certain conditions. See Note 13 – Subsequent Events for a more detailed description of recent changes to our indenture to provide for the mandatory early redemption option for all Notes. The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Gross Notes outstanding, beginning of period	$21,482	$20,308	$20,308
Notes issued	6,330	7,691	5,668
Note repayments / redemptions	(6,213)	(6,517)	(5,199)

Gross Notes outstanding, end of period	$21,599	$21,482	$20,777

Less deferred financing costs, net	(407)	(416)	(456)

Notes outstanding, net	$21,192	$21,066	$20,321

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Deferred financing costs, beginning balance	$942	$786	$786
Additions	71	156	119
Disposals	–	–	–
Deferred financing costs, ending balance	1,013	942	905
Less accumulated amortization	(606)	(526)	(449)
Deferred financing costs, net	$407	$416	$456

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Accumulated amortization, beginning balance	$526	$370	$370
Additions	80	165	79
Disposals	–	(9)	–
Accumulated amortization, ending balance	$606	$526	$449

Other Unsecured Debts

Our other unsecured debts are detailed below:

		Interest	Principal Amount Outstanding as of
Loan	Maturity Date	Rate(1)	June 30, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	October 2022	10.0%	-	315
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	October 2022	10.0%	-	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	35	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
			$6,021	$5,911

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Beginning balance	$3,582	$2,959	$2,959
Additions from new investment	800	300	-
Distributions	(41)	(49)	(24)
Additions from reinvestment	250	372	180

Ending balance	$4,591	$3,582	$3,115

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of June 30, 2021:

Year Maturing	Total Amount Redeemable

2024	$3,079
2025	379
2026	309
2027	824

Total	$4,591

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of June 30, 2021, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding as of June 30, 2021 and December 31, 2020.

Series B Preferred Units were initially issued to the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions. As of June 30, 2021, the Hoskins Group owned a total of 16.9 Series B Preferred Units, which were issued for a total of $1,690.

9. Related Party Transactions

As of June 30, 2021, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 7 of our 2020 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

10. Commitments and Contingencies

Unfunded commitments for construction loans to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $26,860 and $19,495 at June 30, 2021 and December 31, 2020, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2021 and 2020 are as follows:

	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2021	2021	2020	2020	2020	2020

Net (loss) interest Income after Loan Loss Provision	$580	$197	$792	$319	$(1,788)	$955
Non-Interest Income	13	98	379	230	3	-
SG&A Expense	438	537	648	367	462	708
Depreciation and Amortization	13	16	22	21	21	21
Loss on Foreclosure of Assets	–	–	–	–	–	35
Loss on Sale of Foreclosed Assets	51	18	16	51	–	–
Impairment Loss on Foreclosed Assets	–	10	241	6	91	109
Net income (loss)	$91	$(286)	$244	$104	$(2,359)	$82

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Six Months Ended June 30,
	2021	2020
Selling, general and administrative expenses
Legal and accounting	$126	$181
Salaries and related expenses	328	484
Board related expenses	50	50
Advertising	61	36
Rent and utilities	22	23
Loan and foreclosed asset expenses	237	234
Travel	60	82
Other	91	79
Total SG&A	$975	$1,169

13. Subsequent Events

Management of the Company has evaluated subsequent events through August 5, 2021, the date these interim condensed consolidated financial statements were issued.

On July 27, 2021, the Company entered into Amendment No. 2 (the “Amendment”) to the Indenture (the “Indenture”) with U.S. Bank National Association, as trustee. Pursuant to the Amendment, the Company added additional redemption options in the Indenture for holders of a Note. Unless the subordination provisions in the Indenture restrict the Company’s ability to make the redemption, Note holders may require the Company to redeem all or a portion of their Note, regardless of amount, for a redemption price equal to the principal amount plus an amount equal to the unpaid interest thereon for such Note at the stated rate to the redemption date, upon one business day’s advance notice to the Company, but only if the holder immediately upon redemption invests the entirety of the proceeds from such redemption in another Note or another security then-offered by the Company, if any. In such event, the Note holder will not be subject to a holding period requirement or an interest penalty. These redemption options are in addition to the other redemption options described in the Indenture.

In August 2021, the full principal amount of our second PPP loan or approximately $361 and the accrued interest were forgiven by the U.S. Small Business Administration.

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

Overview

During the six months ended June 30, 2021, the Company continued to focus on specific issues that arose in 2020, which were primarily due to the pandemic and more specifically the reduction of non-interest earning assets. As of June 30, 2021, loans classified as non-accrual were 14 or $7,614 compared to 46 or $12,993 for the same period in the prior year.

While the Company continues to face COVID-19 risks as it related to the economy and the homebuilding industry, management made the decision during the six months ended June 30, 2021 to focus on the following three areas:

1.	Decrease the amount of non-interest-bearing assets, which includes cash, our foreclosed assets and classified non-accrual loans or impaired loans receivables;
2.	Increase loan originations which were lower during the year ended December 31, 2020 due primarily to COVID-19; and
3.	Maintain liquidity to fund new loan originations and for the completion of construction costs for existing loans.

We anticipate that the housing market in most of the areas in which we do business will be strong despite the impact of COVID-19. We also anticipate that the losses we incurred in principal related to COVID-19 will not continue, and that the lack of interest due to non-performing assets from COVID-19 will decrease significantly in the third quarter of 2021.

We had $45,533 and $46,405 in loan assets as of June 30, 2021 and December 31, 2020, respectively. In addition, as of June 30, 2021, we had 237 construction loans in 23 states with 68 borrowers and 11 development loans in six states with 10 borrowers.

Net cash provided by operations increased $944 for the six months ended June 30, 2021 as compared to the same period of 2020. Our increase in operating cash flow was due primarily to the change in loan origination fees, net.

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

Change in Fair Value Assumption	June 30, 2021 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$(2,592)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $45,533.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	June 30, 2021 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed assets by 35%*	$-
Decreasing fair value of the foreclosed assets by 35%**	$(1,073)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $3,065.

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Interest Income		*		*		*		*
Estimated interest income	$1,531	12%	$1,915	14%	$3,039	12%	$4,006	14%
Estimated unearned interest income due to COVID-19	(227)	(2)%	(402)	(3)%	(494)	(2)%	(402)	(1)%
Write-offs due to COVID-19	-	-%	(469)	(3)%	-	-%	(469)	(2)%
Interest income on loans	$1,304	10%	$1,044	8%	$2,545	10%	$3,135	11%

Fee income on loans	870	7%	432	3%	1,598	6%	1,037	4%
Deferred loan fees	(230)	(2)%	(120)	(1)%	(421)	(1)%	(241)	(1)%
Fee income on loans, net	640	5%	312	2%	1,177	5%	796	3%

Interest and fee income on loans	1,944	15%	1,356	10%	3,722	15%	3,931	14%

Interest expense unsecured	801	6%	735	5%	1,611	6%	1,463	5%
Interest expense secured	518	4%	810	6%	1,075	5%	1,627	6%
Amortization offering costs	39	-%	39	-%	80	-%	79	-%
Interest expense	1,358	10%	1,584	11%	2,766	11%	3,169	11%
Net interest income (spread)	586	5%	(228)	(1)%	956	4%	762	3%

Weighted average outstanding loan asset balance	$50,222		$53,716		$50,247		$55,736

* Annualized amount as percentage of the weighted average outstanding gross loan balance.

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7%. For most loans, the margin is fixed at 3%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity).

Interest income on loans was 10% for both the quarter and six months ended June 30, 2021 compared to 8% and 11% for the same periods of 2020. During the quarter ended June 30, 2021 interest income on loans increased 2% compared to the same period of 2020 due primarily to COVID-19 related write offs which was partially offset by fewer loans paying higher interest due to aging. During the six months ended June 30, 2021 interest income on loans decreased 1% compared to the same period of 2020 due primarily to lower outstanding loan balances which pay interest.

Interest expense decreased to 10% for the quarter ended June 30, 2021 compared to the same period of 2020 which was due primarily to management’s decision to paydown certain notes payables with higher interest rates. The amount of notes payable with higher interest rates is expected to decrease over the next quarter as we continue to pay down outstanding debt.

We anticipate our standard margin to be generally 3% and 7% on all future construction loans and all development loans, respectively, which yields a blended margin of approximately 3.9%.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. In addition, our development loans do not recognize a loan fee. When loans terminate before their expected maturity, the remaining fee is recognized at the termination of the loan. Faster turning loans typically yield a higher fee income percentage. The increase to 7% for the quarter ended June 30, 2021 compared to 3% for the same period in the prior year is primarily due to having fewer old loans (which are fully amortized) and more faster turning loans.

For both the quarter and six months ended June 30, 2021, fee income increased to 5% compared to 2% and 3% for the quarter and six months ended June 30, 2020, respectively. The increase in fee income was primarily due to higher loan originations.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of June 30, 2021 and 2020, we had 14 and 46 impaired loans in the aggregate gross amount of $7,614 and $12,993 not paying interest, respectively.

Foreclosed assets do not provide a monthly interest return. As of June 30, 2021 and 2020, foreclosed assets were $3,065 and $5,022, respectively, which resulted in a negative impact to our interest spread in both years.

The amount of nonperforming assets is expected to decrease over the next quarter as we continue to sell our assets following completion of construction.

Cash also does not yield a return. We are working to reduce the amount of debt we have to reduce our cash, while maintaining a responsible level of liquidity to cover our unfunded commitments on loans and cash needs for operations and interest.

Non-Interest Income

Gain on Sale of Foreclosed Assets

During the quarters ended June 30, 2021 and 2020, we recognized $13 and $3, respectively, as a gain on the sale of foreclosed assets.

Gain on the Extinguishment of Debt

During April 2020, the Company received a grant under the Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) for $10 which was used for payroll and other certain operating expenses.

In February 2021, the full EIDL Advance for $10 and accrued interest were forgiven by the U.S. Small Business Administration.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Legal and accounting	$23	$42	$126	$181
Salaries and related expenses	119	206	328	484
Board related expenses	25	25	50	50
Advertising	52	15	61	36
Rent and utilities	13	10	22	23
Loan and foreclosed asset expenses	124	99	237	234
Travel	36	23	60	82
Other	46	42	91	79
Total SG&A	$438	$462	$975	$1,169

Our SG&A expense decreased $24 and $194 for the quarter and six months ended June 30, 2021, respectively, compared to the same periods of 2020 due significantly to the following:

●

Salaries and related expenses decreased for the quarter and six months ended June 30, 2021 by $87 and $156, respectively, compared to the same periods of 2020. The decrease was primarily due to the employee retention credit recognized during the second quarter of 2021 related to the first quarter of 2021 of $96; and

●	Loan and foreclosed asset expenses increased for the quarter and six months ended June 30, 2021 by $25 and $3, respectively, compared to the same periods of 2020 due to additional real estate owned asset expenses for taxes and insurance.

Loss on the Sale of Foreclosed Assets

During the quarters ended June 30, 2021 and 2020, we recognized $51 and $0, respectively, as a loss on the sale of foreclosed assets. The loss on sale of foreclosed assets as of June 30, 2021 related to the sale of two properties from two separate original borrowers.

Impairment Loss on Foreclosed Assets

During the quarters ended June 30, 2021 and 2020, impairment loss on foreclosed assets was $0 and $91, respectively.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2021:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$476	697	301	146%		5%
Connecticut	2	6	2,288	1,546	753	68%		5%
Delaware	1	6	5,960	2,122	1,375	36%		5%
Florida	18	72	24,893	18,913	12,741	76%		5%
Georgia	1	1	760	388	23	51%		5%
Idaho	2	2	980	624	297	64%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	2	1,149	804	218	70%		5%
Michigan	2	12	3,091	2,453	1,625	79%		5%
Mississippi	1	1	240	189	189	79%		5%
Nevada	1	1	676	335	18	50%		5%
New Jersey	1	8	2,807	2,519	1,893	90%		5%
New York	2	2	1,159	833	811	72%		5%
North Carolina	9	13	5,684	3,817	1,780	67%		5%
Ohio	2	10	3,234	2,197	1,135	68%		5%
Oregon	2	14	5,007	3,478	2,169	69%		5%
Pennsylvania	3	23	21,900	13,543	9,406	62%		5%
South Carolina	9	37	8,911	6,222	3,269	70%		5%
Tennessee	2	2	786	529	441	67%		5%
Texas	2	6	2,755	2,042	1,224	74%		5%
Utah	1	3	699	489	442	70%		5%
Virginia	1	1	505	353	126	70%		5%
Washington	1	10	5,220	3,435	1,003	66%		5%
Total	68	237	$101,070	$68,727	$41,866	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	3	4	$1,821	$1,503	$1,004	60%		5%
Connecticut	1	1	515	382	262	65%		5%
Delaware	1	1	585	409	187	70%		5%
Florida	16	80	25,779	21,193	16,201	82%		5%
Georgia	3	3	1,300	839	476	65%		5%
Illinois	2	2	1,890	1,199	474	60%		5%
Michigan	4	9	2,451	1,942	805	79%		5%
Mississippi	1	1	240	189	166	79%		5%
New Jersey	1	5	1,357	1,339	928	99%		5%
New York	3	2	1,184	814	845	69%		5%
North Carolina	6	18	4,519	3,123	2,059	69%		5%
Ohio	3	8	2,703	2,020	1,393	75%		5%
Oregon	1	2	1,217	852	238	70%		5%
Pennsylvania	3	24	22,791	13,593	9,825	60%		5%
South Carolina	8	27	7,284	4,930	3,195	68%		5%
Tennessee	3	5	2,169	1,463	509	67%		5%
Texas	3	8	2,806	2,106	1,191	75%		5%
Utah	2	6	2,583	1,822	1,542	71%		5%
Virginia	1	1	505	353	79	70%		5%
Washington	1	5	2,030	1,311	508	65%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2021:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,591	$8,200	$6,180	81%		varies
Delaware	1	1	321	147	147	46%		7%
Florida	4	4	1,990	1,788	984	49%		7%
North Carolina	1	1	400	260	242	60%		7%
South Carolina	2	2	1,256	711	330	26%		7%
Texas	1	1	209	250	6	3%		7%
Total	10	11	$11,767	$11,356	$7,889	67	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,690 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2020:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,361	$8,200	$6,175	84%		7%
Florida	3	3	1,373	1,193	1,029	87%		7%
New York	1	1	1,238	451	452	36%		7%
North Carolina	1	1	400	260	136	34%		7%
South Carolina	2	2	1,256	711	438	35%		7%
Total	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,630 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Loans receivable, gross	$49,755	$50,449
Less: Deferred loan fees	(1,669)	(1,092)
Less: Deposits	(1,276)	(1,337)
Plus: Deferred origination costs	442	353
Less: Allowance for loan losses	(1,719)	(1,968)

Loans receivable, net	$45,533	$46,405

The allowance for loan losses as of June 30, 2021 was $1,719, of which $167 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,413, special mention loans of $60, and impaired loans not due to impacts from COVID-19 of $79. As of December 31, 2020, the allowance was $1,968, of which $151 is related to loans without specific reserves.

During the quarter and six months ended June 30, 2021, we incurred $227 and $509 in direct charge-offs, respectively, compared to $72 for the year ended December 31, 2020.

The following is a roll forward of combined loans:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Beginning balance	$46,405	$55,369	$55,369
Additions	21,776	46,249	18,730
Principal collections	(23,171)	(50,079)	(22,293)
Transferred to foreclosed assets	(274)	(2,118)	-
Transferred to real estate investments	-	(1,140)	(1,140)
Change in builder deposit	60	16	387
Change in loan loss provision	249	(1,805)	(1,459)
Change in loan fees, net	488	(87)	203
Ending balance	$45,533	$46,405	$49,797

Finance Receivables – By risk rating:

	June 30, 2021	December 31, 2020

Pass	$39,234	$35,544
Special mention	2,907	3,089
Classified – accruing	–	–
Classified – nonaccrual	7,614	11,816

Total	$49,755	$50,449

Finance Receivables – Method of impairment calculation:

	June 30, 2021	December 31, 2020

Performing loans evaluated individually	$15,907	$16,412
Performing loans evaluated collectively	26,233	22,221
Non-performing loans without a specific reserve	875	1,518
Non-performing loans with a specific reserve to COVID-19	6,490	9,555
Other non-performing loans with a specific reserve	250	743

Total evaluated collectively for loan losses	$49,755	$50,449

As of June 30, 2021, and December 31, 2020, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$8,123	$11,888
Charge-offs and payments applied	(509)	(72)
Gross value before related allowance	7,614	11,816
Related allowance	(1,492)	(1,698)
Value after allowance	$6,122	$10,118

Below is an aging schedule of loans receivable as of June 30, 2021, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	234	$42,140	84.7%
60-89 days		-	-%
90-179 days		-	-%
180-269 days	14	7,615	15.3%

Subtotal	248	$49,755	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	248	$49,755	100%

Below is an aging schedule of loans receivable as of June 30, 2021, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	234	$42,140	84.7%
60-89 days		-	-%
90-179 days		-	-%
180-269 days	14	7,615	15.3%

Subtotal	248	$49,755	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	248	$49,755	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Beginning balance	$4,449	$4,916	$4,916
Additions from loans	274	2,118	-
Additions for construction/development	439	1,410	686
Sale proceeds	(2,119)	(3,697)	(348)
Loss on foreclosure	-	(54)	(35)
Loss on sale	(69)	(102)	-
Gain on foreclosure	-	52	3
Gain on sale	101	160	(91)
Impairment loss on foreclosed assets	(10)	(290)	(109)
Impairment loss on foreclosed assets due to COVID-19	_-	(64)	-
Ending balance	$3,065	$4,449	$5,022

During the six months ended June 30, 2021, we reclassed one construction loan from loans receivable to foreclosed assets compared to none during the same period of 2020.

In addition, during the quarter and six months ended June 30, 2021, we sold three and nine foreclosed assets, respectively, compared to one and two during the same periods of 2020.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Beginning balance	$510	$643	$643
Preferred equity dividends	106	83	74
Additions from Pennsylvania loans	297	1,173	713
Additions from other loans	488	448	82
Interest, fees, principal or repaid to borrower	(874)	(1,837)	(962)
Ending balance	$527	$510	$550

Related Party Borrowings

As of June 30, 2021, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 7 to the 2020 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of June 30, 2021, the Company had borrowed $0 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit (including with related parties and non-related parties) have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Summary

The borrowings secured by loan assets are summarized below:

	June 30, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$6,431	$4,604	$7,981	$5,919
S.K. Funding, LLC	6,620	5,499	4,551	3,898

Lender
Shuman	1,818	1,325	1,916	1,325
Jeff Eppinger	990	200	2,206	1,500
Hardy Enterprises, Inc.	-	-	1,590	1,000
Gary Zentner	1,372	250	424	250
R. Scott Summers	1,542	847	1,259	847
John C. Solomon	940	563	743	563
Paul Swanson	11,288	7,000	9,381	6,685

Total	$31,001	$20,288	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at June 30, 2021 and December 31, 2020 was 9.90% and 10.38%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has mandatory early redemption options, subject to certain conditions, and all of our Notes have a mandatory early redemption option, subject to certain conditions. See Note 13 – Subsequent Events for a more detailed description of recent changes to our indenture to provide for the mandatory early redemption option for all Notes. The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Gross Notes outstanding, beginning of period	$21,482	$20,308	$20,308
Notes issued	6,330	7,691	5,668
Note repayments / redemptions	(6,213)	(6,517)	(5,199)

Gross Notes outstanding, end of period	$21,599	$21,482	$20,777

Less deferred financing costs, net	(407)	(416)	(456)

Notes outstanding, net	$21,192	$21,066	$20,321

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Deferred financing costs, beginning balance	$942	$786	$786
Additions	71	156	119
Disposals	–	–	–
Deferred financing costs, ending balance	1,013	942	905
Less accumulated amortization	(606)	(526)	(449)
Deferred financing costs, net	$407	$416	$456

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020

Accumulated amortization, beginning balance	$526	$370	$370
Additions	80	165	79
Disposals	–	(9)	–
Accumulated amortization, ending balance	$606	$526	$449

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	June 30, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	October 2022	10.0%	-	315
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	October 2022	10.0%	-	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	169	169
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	35	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	728	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	417	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
			$6,021	$5,911

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) loan assets, net. The ratio of redeemable preferred equity plus members’ capital to loan assets, net was 12.9% for both the periods ending June 30, 2021 and December 31, 2020, respectively. The ratio decreased significantly due to losses related to COVID-19. We anticipate this ratio to increase as we retain earnings for the remainder of 2021.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$21,117	$22,968
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	500	500
PPP loan and EIDL advance	3	361	10
Other unsecured debt (senior subordinated)	4	1,782	1,800
Unsecured Notes through our public offering, gross	5	21,599	21,482
Other unsecured debt (subordinated)	5	2,876	2,747
Other unsecured debt (junior subordinated)	6	864	864

Total		$49,099	$50,371

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. We had 248 and 222 combined loans outstanding as of June 30, 2021 and December 31, 2020, respectively. Gross loans receivable totaled $49,755 and $50,449 as of June 30, 2021 and December 31, 2020, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $26,860 and $19,495 as June 30, 2021 and December 31, 2020, respectively.

We anticipate an increase in our gross loan receivables over the 12 months subsequent to June 30, 2021 by directly increasing originations to new and existing customers. In addition, business competition has declined and, therefore, we believe the ability to return to historical levels may be achieved through the remainder of the year.

To fund our combined loans, we rely on secured debt, unsecured debt, equity and cash, which are described in the following table:

Source of Liquidity	As of June 30, 2021	As of December 31, 2020
Secured debt	$21,109	$22,959
Unsecured debt	27,214	26,978
Equity	5,883	5,259
Cash	6,118	4,749

As of June 30, 2021 and December 31, 2020, cash was $6,118 and $4,749, respectively. During the six months ended June 30, 2021, the Company made the decision to pay down secured debt with high interest rates. The New Line of Credit Agreements decreased $2,300 to $1,860 as of June 30, 2021, compared to $4,159 as of December 31, 2020. Secured debt, net of deferred financing costs decreased $1,850 during the six months ended June 30, 2021 compared to December 31, 2020 primarily due to the New Secured Line of Credit Agreement payments which were offset by an increase in Purchase and Sale Agreements of $286 to $10,103 as of June 30, 2021 compared to $9,817 as of December 31, 2020.

Unsecured debt, net of deferred financing costs increased $236 during the six months ended June 30, 2021 compared to December 31, 2020 to $27,214 as of June 30, 2021 due primarily to an increased participation in our Notes Program of $127 and other unsecured debts of $110. We anticipate an increase in our unsecured debt through increased sales in the Notes Program during the 12 months subsequent to June 30, 2021.

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

Contractual Obligations

The following table shows the maturity of outstanding debt as of June 30, 2021:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured(1)	Secured Borrowings
2021	$26,243	$5,220	$727	$20,296
2022	7,351	5,412	1,923	16
2023	4,525	3,024	1,429	72
2024	7,098	4,884	2,087	127
2025 and thereafter	3,882	3,059	217	606
Total	$49,099	$21,599	$6,383	$21,117

(1)	Other Unsecured includes our PPP Loan of $361 (described below) of which $80, $241, and $40, collectively, matures during 2021, 2022 and 2023, respectively. All or a portion of the PPP Loan may be forgiven.

The total amount maturing through the year ending December 31, 2021 is $26,243, which consists of secured borrowings of $20,296 and unsecured borrowings of $5,947.

Secured borrowings maturing through year ending December 31, 2021 significantly consist of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and six lenders. Our secured borrowings are classified as maturing during 2021 primarily because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $7,000 due October 2022, will automatically renew unless notice is given;
●	Shuman – $1,325 due July 2022, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due January 2022, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $2,000 with no expiration date;
●	Builder Finance, Inc. – $4,604 with no expiration date;
●	New LOC agreements – $1,860 generally one-month notice and six months to reduce principal balance to zero;
●	Mortgage payable – $8 due monthly.

Unsecured borrowings due by December 31, 2021 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $5,220 and $727, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 77% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 6 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Series C cumulative preferred units (“Series C Preferred Units”) are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after 6 years from the initial date of purchase. The following table shows the earliest redemption options for investors in our Series C Preferred Units as of June 30, 2021:

Year Maturing	Total Amount Redeemable

2024	$3,079
2025	379
2026	309
2027	824

Total	$4,591

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, other than unfunded loan commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units on June 30, 2021:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.4999449	$49,994.49
Gregory L. Sheldon and Madeline M. Sheldon	0.1186047	11,860.47
BLDR, LLC	0.1617472	16,174.72
Schultz Family Living Trust	0.0402366	4,023.66
Fernando Ascencio and Lorraine Carol Ascencio	0.0752829	7,528.29
Mark and Tris Ann Garboski	0.1510510	15,150.50
Total	1.0473214	$104,732.13

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

Issuance of Series C Cumulative Preferred Units

On April 1, 2021, the Registrant sold five of its Series C Preferred Units to two joint investors for the total price of $500,000. The proceeds received from the transaction were used for the funding of construction loans. The transaction was effected in a private transaction exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transaction described above did not involve any public offering, was made without general solicitation or advertising, and the buyers represented to the Registrant that they were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment.

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.6 Series B Preferred Units to the Hoskins Group during the quarter ended June 30, 2021.

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

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of June 30, 2021, we had issued $29,303 in Notes pursuant to our current public offering. As of June 30, 2021, we incurred expenses of $564 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2021 were $28,739, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2021, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Operating Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

4.3	Amendment No. 2 to Indenture Agreement (including Form of Note) dated July 27, 2021, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8, filed on July 27, 2021, Commission File No. 333-224557

10.1	Loan Agreement dated May 5, 2020 by and between the Registrant and LCA Bank Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2020, Commission File No. 333-224557

10.2	Note dated May 5, 2020 from the Registrant in favor of LCA Bank Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 11, 2020, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File Because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 5, 2021	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

