Form 10-Q
period 2021-09-30
Shepherd's Finance, LLC
filed 2021-11-12
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

FORM 10-Q

SHEPHERD’S FINANCE, LLC

TABLE OF CONTENTS

Page

Cautionary Note Regarding Forward-Looking Statements	3

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Interim Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4

Interim Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	5

Interim Condensed Consolidated Statement of Changes in Members’ Capital (Unaudited) for the Nine Months Ended September 30, 2021 and 2020 and for the Three Months Ended September 30, 2021 and 2020	6

Interim Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	7

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	36

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$1,452	$4,749
Accrued interest receivable	483	601
Loans receivable, net	47,457	46,405
Real estate investments	1,258	1,181
Foreclosed assets, net	2,747	4,449
Premises and equipment	881	903
Other assets	992	981
Total assets	$55,270	$59,269

Liabilities and Members’ Capital
Customer interest escrow	$568	$510
Accounts payable and accrued expenses	323	289
Accrued interest payable	2,250	3,158
Notes payable secured, net of deferred financing costs	18,666	22,959
Notes payable unsecured, net of deferred financing costs	26,913	26,978
PPP loan and EIDL advance	-	10
Due to preferred equity member	124	106
Total liabilities	$48,844	$54,010

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$4,699	$3,582

Members’ Capital
Series B preferred equity	1,710	1,630
Class A common equity	17	47
Members’ capital	$1,727	$1,677

Total liabilities, redeemable preferred equity and members’ capital	$55,270	$59,269

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Nine Months ended September 30, 2021 and 2020

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2021	2020	2021	2020
Interest Income
Interest and fee income on loans	$2,063	$1,909	$5,785	$5,841
Interest expense:
Interest related to secured borrowings	446	727	1,521	2,354
Interest related to unsecured borrowings	787	793	2,398	2,335
Interest expense	1,233	1,520	3,919	4,689

Net interest income	830	389	1,866	1,152

Less: Loan loss provision	83	70	342	1,665

Net interest income (loss) after loan loss provision	747	319	1,524	(513)

Non-Interest Income
Gain on extinguishment of debt	361	-	371	-
Impairment gain on foreclosed assets	-	95	-	95
Gain on sale of foreclosed assets	64	135	165	138

Total non-interest income	425	230	536	233

Income (Loss)	1,172	549	2,060	(280)

Non-Interest Expense
Selling, general and administrative	483	367	1,458	1,536
Depreciation and amortization	12	21	41	64
Loss on foreclosure of assets	-	2	-	2
Loss on sale of foreclosed assets	-	51	69	86
Impairment loss on foreclosed assets	-	4	10	205
Total non-interest expense	495	445	1,578	1,893

Net Income (Loss)	$677	$104	$482	$(2,173)

Earned distribution to preferred equity holders	262	104	512	322

Net Income (loss) attributable to common equity holders	$415	$-	$(30)	$(2,495)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Nine and Three Months Ended September 30, 2021 and 2020

For the Nine Months Ended September 30, 2021 and 2020

(in thousands of dollars)	2021	2020

Members’ capital, beginning balance, December 31	$1,677	$4,188
Net income (loss) less distributions to Series C preferred equity holders of $388 and $275	94	(2,448)
Contributions from Series B preferred equity holders	80	80
Earned distributions to Series B preferred equity holders	(124)	(47)
Distributions to common equity holders	-	(217)
Members’ capital, ending balance, September 30	$1,727	$1,556

For the Three Months Ended September 30, 2021 and 2020

(in thousands of dollars)	2021	2020

Members’ capital, beginning balance, June 30	$1,292	$1,526
Net income less distributions to Series C preferred equity holders of $138 and $94	539	10
Contributions from Series B preferred equity holders	20	30
Earned distributions to Series B preferred equity holders	(124)	(10)
Distributions to common equity holders	-	-
Members’ capital, ending balance, September 30	$1,727	$1,556

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(in thousands of dollars)	2021	2020

Cash flows from operations
Net income (loss)	$482	$(2,173)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of deferred financing costs	122	112
Provision for loan losses	342	1,665
Change in loan origination fees, net	258	89
Gain on sale of foreclosed assets	(165)	(138)
Loss on sale of foreclosed assets	69	86
Loss on foreclosure of assets	-	2
Impairment of foreclosed assets, net	10	110
Depreciation and amortization	41	64
Gain on extinguishment of debt	(371)	86
Net change in operating assets and liabilities:
Other assets	(30)	(313)
Accrued interest receivable	118	283
Customer interest escrow	(48)	(270)
Accrued interest payable	(908)	514
Accounts payable and accrued expenses	34	(232)

Net cash used in operating activities	(46)	(201)

Cash flows from investing activities
Loan additions and principal collections, net	(1,926)	4,212
Investment in foreclosed assets	(612)	(801)
Additions for construction in real estate investments	(277)	-
Deposits from construction in real estate investments	200	-
Proceeds from the sale of foreclosed assets	2,674	2,246

Net cash provided by investing activities	59	5,657

Cash flows from financing activities
Contributions from preferred B equity holders	80	80
Contributions from preferred C equity holders	800	-
Distributions to preferred equity holders	(71)	(37)
Distributions to common equity holders	-	(217)
Proceeds from secured notes payable	6,088	9,739
Repayments of secured notes payable	(10,696)	(14,010)
Proceeds from unsecured notes payable	8,975	7,391
Redemptions/repayments of unsecured notes payable	(8,752)	(7,369)
Proceeds from PPP Loan and EIDL Advance	361	371
Deferred financing costs paid	(95)	(137)

Net cash used in financing activities	(3,310)	(4,189)

Net (decrease) increase in cash and cash equivalents	(3,297)	1,267

Cash and cash equivalents
Beginning of period	4,749	1,883
End of period	$1,452	$3,150

Supplemental disclosure of cash flow information
Cash paid for interest	$4,827	$4,175

Non-cash investing and financing activities
Earned by Series B preferred equity holders and distributed to customer interest escrow	$106	$74
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$124	$10
Earned but not paid distributions of Series C preferred equity holders	$388	$275
Unsecured transferred to secured notes payable	$315	$38
Transfer of loan receivables to real estate investments	$-	$1,140
Foreclosure of assets transferred from loans receivable, net	$274	$279
EIDL advance forgiveness in reduction of debt	$10	$-

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

The Company extends commercial loans to residential homebuilders (in 22 states as of September 30, 2021) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase and improve for sale older homes.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended September 30, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2020 consolidated financial statements and notes thereto (the “2020 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2020 Financial Statements.

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

	September 30, 2021		Quoted Prices in Active Markets	Significant Other	Significant
		Estimated	for Identical	Observable	Unobservable
	Carrying Amount	Fair Value	Assets Level 1	Inputs Level 2	Inputs Level 3

Foreclosed assets, net	$2,747	$2,747	$–	$–	$2,747
Impaired loans due to COVID-19, net	5,035	5,035	–	–	5,035
Other impaired loans, net	2,915	2,915	–	–	2,915
Total	$10,697	$10,697	$–	$–	$10,697

	December 31, 2020		Quoted Prices in Active Markets	Significant Other	Significant
	Carrying Amount	Estimated Fair Value	for Identical Assets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3

Foreclosed assets	$4,449	$4,449	$–	$–	$4,449
Impaired loans due to COVID-19, net	9,054	9,054	–	–	9,054
Other impaired loans, net	1,064	1,064	–	–	1,064
Total	$14,567	$14,567	$–	$–	$14,567

The table below is a summary of fair value estimates for financial instruments:

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$1,452	$1,452	$4,749	$4,749
Loans receivable, net	47,457	47,457	46,405	46,405
Accrued interest on loans	483	483	601	601
Financial Liabilities
Customer interest escrow	568	568	510	510
Notes payable secured, net	18,666	18,666	22,959	22,959
Notes payable unsecured, net	26,913	26,913	26,978	26,978
PPP loan and EIDL advance	-	-	10	10
Accrued interest payable	2,250	2,250	3,158	3,158

3. Financing Receivables

Financing receivables are comprised of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Loans receivable, gross	$51,276	$50,449
Less: Deferred loan fees	(1,354)	(1,092)
Less: Deposits	(1,020)	(1,337)
Plus: Deferred origination costs	357	353
Less: Allowance for loan losses	(1,802)	(1,968)

Loans receivable, net	$47,457	$46,405

The allowance for loan losses as of September 30, 2021 was $1,802, of which $165 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,483, special mention loans of $60, and impaired loans not due to impacts from COVID-19 of $94. As of December 31, 2020, the allowance was $1,968, of which $151 is related to loans without specific reserves.

During the quarter and nine months ended September 30, 2021, we incurred $0 and $509 in direct charge-offs, respectively, compared to $72 for the year ended December 31, 2020.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of September 30, 2021, the Company’s portfolio consisted of 228 commercial construction and 15 development loans with 67 borrowers in 22 states.

The following is a summary of the loan portfolio to builders for home construction loans as of September 30, 2021 and December 31, 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2021	22	67	228	$99,984	$67,253	$43,347	67	%(3)	5%
2020	21	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2021 and December 31, 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
2021	7	12	15	$11,892	$9,217	$7,929	67	%(4)	varies
2020	5	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. For September 30, 2021 and December 31, 2020, a portion of this collateral is $1,710 and $1,630, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB ASC 310-10-50, “Receivables - Disclosures.” See our 2020 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	September 30, 2021	December 31, 2020

Pass	$39,715	$35,544
Special mention	2,033	3,089
Classified – accruing	–	–
Classified – nonaccrual	9,528	11,816

Total	$51,276	$50,449

Finance Receivables – Method of impairment calculation:

	September 30, 2021	December 31, 2020

Performing loans evaluated individually	$17,315	$16,412
Performing loans evaluated collectively	24,433	22,221
Non-performing loans without a specific reserve	2,759	1,518
Non-performing loans with a specific reserve due to COVID-19	6,518	9,555
Other non-performing loans with a specific reserve	251	743

Total evaluated collectively for loan losses	$51,276	$50,449

As of September 30, 2021, and December 31, 2020, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$10,037	$11,888
Charge-offs and payments applied	(509)	(72)
Gross value before related allowance	9,528	11,816
Related allowance	(1,578)	(1,698)
Value after allowance	$7,950	$10,118

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2021		December 31, 2020
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	27%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	7%	Orlando, FL	12%
Third highest concentration risk	Spokane, WA	4%	Cape Coral, FL	6%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Beginning balance	$1,181	$–	$–
Transfers from loans	-	1,140	1,140
Additions for construction/development	277	41	14
Deposits from real estate investments	$(200)	-	-
Ending balance	$1,258	$1,181	$1,154

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Beginning balance	$4,449	$4,916	$4,916
Additions from loans	274	2,118	279
Additions for construction/development	612	1,410	801
Sale proceeds	(2,674)	(3,697)	(2,246)
Loss on foreclosure	-	(54)	(2)
Loss on sale	(69)	(102)	(86)
Gain on foreclosure	-	52	-
Gain on sale	165	160	138
Impairment gain on foreclosed assets	-	-	68
Impairment gain on foreclosed assets due to COVID-19	-	-	27
Impairment loss on foreclosed assets	(10)	(290)	(114)
Impairment loss on foreclosed assets due to COVID-19	-	(64)	(91)
Ending balance	$2,747	$4,449	$3,690

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$18,674	$22,968
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	500	500
PPP loan and EIDL advance	3	–	10
Other unsecured debt (senior subordinated)	4	1,053	1,800
Unsecured Notes through our public offering, gross	5	20,901	21,482
Other unsecured debt (subordinated)	5	4,401	2,747
Other unsecured debt (junior subordinated)	6	447	864

Total		$45,976	$50,371

The following table shows the maturity of outstanding debt as of September 30, 2021:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2021	$20,057	$1,557	$646	$17,854
2022	6,812	6,259	537	16
2023	4,919	3,433	1,414	72
2024	8,595	4,881	3,587	127
2025 and thereafter	5,593	4,771	217	605
Total	$45,976	$20,901	$6,401	$18,674

Secured Borrowings

Lines of Credit

As of September 30, 2021, the Company had borrowed $0 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the third quarter of 2021, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $8 for both periods ended September 30, 2021 and December 31, 2020.

Summary

Borrowings secured by commercial and development loan assets are summarized below:

	September 30, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$4,659	$3,616	$7,981	$5,919
S.K. Funding, LLC	9,273	5,500	4,551	3,898

Lender
Shuman	1,069	125	1,916	1,325
Jeff Eppinger	1,391	200	2,206	1,500
Hardy Enterprises, Inc.	-	-	1,590	1,000
Gary Zentner	-	-	424	250
R. Scott Summers	1,906	847	1,259	847
John C. Solomon	1,452	563	743	563
Paul Swanson	11,124	7,000	9,381	6,685

Total	$30,874	$17,851	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at September 30, 2021 and December 31, 2020 was 9.53% and 10.38%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has mandatory early redemption options, subject to certain conditions, and all of our Notes have a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Gross Notes outstanding, beginning of period	$21,482	$20,308	$20,308
Notes issued	7,239	7,691	6,454
Note repayments / redemptions	(7,820)	(6,517)	(5,443)

Gross Notes outstanding, end of period	$20,901	$21,482	$21,319

Less deferred financing costs, net	(389)	(416)	(435)

Notes outstanding, net	$20,512	$21,066	$20,884

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Deferred financing costs, beginning balance	$942	$786	$786
Additions	95	156	131
Deferred financing costs, ending balance	1,037	942	917
Less accumulated amortization	(648)	(526)	(482)
Deferred financing costs, net	$389	$416	$435

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Accumulated amortization, beginning balance	$526	$370	$370
Additions	122	165	112
Disposals	–	(9)	–
Accumulated amortization, ending balance	$648	$526	$482

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	September 30, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	July 2022	10.0%	-	315
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	October 2022	10.0%	-	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	-	169
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	-
Subordinated Promissory Note	July 2023	8.0%	100	-
Subordinated Promissory Note	July 2024	5.0%	1,500	-
Subordinated Promissory Note	September 2023	7.0%	94	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	-	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	-	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
Total other unsecured debts			$6,401	$5,911

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Beginning balance	$3,582	$2,959	$2,959
Additions from new investment	800	300	-
Distributions	(71)	(49)	(37)
Additions from reinvestment	388	372	275

Ending balance	$4,699	$3,582	$3,197

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of September 30, 2021:

Year Maturing	Total Amount Redeemable

2024	$3,160
2025	390
2026	309
2027	840

Total	$4,699

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of September 30, 2021, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding as of September 30, 2021 and December 31, 2020.

Series B Preferred Units were initially issued to the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions. As of September 30, 2021, the Hoskins Group owned a total of 17.1 Series B Preferred Units, which were issued for a total of $1,710.

9. Related Party Transactions

As of September 30, 2021, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 7 of our 2020 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

10. Commitments and Contingencies

Unfunded commitments for construction loans to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $23,906 and $19,495 at September 30, 2021 and December 31, 2020, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2021 and 2020 are as follows:

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2021	2021	2021	2020	2020	2020	2020

Net interest income (loss) after loan loss provision	$747	$580	$197	$792	$319	$(1,788)	$955
Non-interest income	425	13	98	379	230	3	-
SG&A expense	483	438	537	648	367	462	708
Depreciation and amortization	12	13	16	22	21	21	21
Loss on Foreclosure of Assets	–	–	–	–	2	–	35
Loss on Sale of Foreclosed Assets	–	51	18	16	51	–	–
Impairment Loss on Foreclosed Assets	–	–	10	241	4	91	109
Net income (loss)	$677	$91	$(286)	$244	$104	$(2,359)	$82

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Nine Months Ended September 30,
	2021	2020
Selling, general and administrative expenses
Legal and accounting	$143	$202
Salaries and related expenses	613	684
Board related expenses	74	74
Advertising	54	54
Rent and utilities	40	36
Loan and foreclosed asset expenses	299	303
Travel	105	105
Other	130	78
Total SG&A	$1,458	$1,536

13. Subsequent Events

Management of the Company has evaluated subsequent events through November 11, 2021, the date these interim condensed consolidated financial statements were issued.

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

Overview

During the nine months ended September 30, 2021, the Company continued to focus on specific issues that arose in 2020 primarily due to the pandemic and, more specifically, focused on the reduction of non-interest earning assets. As of September 30, 2021, loans classified as non-accrual were 23 or $9,528 compared to 27 or $11,854 for the same period in the prior year.

While the Company continues to face COVID-19 risks as it relates to the economy and the homebuilding industry, management made the decision during the nine months ended September 30, 2021 to focus on the following three areas:

1.	Decrease the amount of non-interest-bearing assets, which includes cash, our foreclosed assets and classified non-accrual loans or impaired loans receivables;
2.	Increase loan originations which were lower during the year ended December 31, 2020 due primarily to COVID-19; and
3.	Maintain liquidity to fund new loan originations and for the completion of construction costs for existing loans.

We anticipate that for the remainder of 2021, the housing market in most of the areas in which we do business will be strong despite the impact of COVID-19. We also anticipate that the losses we incurred in principal related to COVID-19 will not continue, and that the lack of interest due to non-performing assets from COVID-19 will decrease significantly in the fourth quarter of 2021.

We had $47,457 and $46,405 in loan assets as of September 30, 2021 and December 31, 2020, respectively. In addition, as of September 30, 2021, we had 228 construction loans in 22 states with 67 borrowers and 15 development loans in 7 states with 12 borrowers.

Net cash used in operating activities decreased $154 for the nine months ended September 30, 2021 as compared to the same period of 2020. Our increase in operating cash flow was due primarily to the change in net income.

Critical Accounting Estimates

To assist in evaluating our interim condensed consolidated financial statements, we describe below information regarding the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, have had or would have a material impact on our consolidated financial condition or results of operations. See our 2020 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2020 unless listed below.

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

Change in Fair Value Assumption	September 30, 2021 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$(3,255)

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $47,457.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	September 30, 2021 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed assets by 35%*	$-
Decreasing fair value of the foreclosed assets by 35%**	$(961)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $2,747.

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Interest Income		*		*		*		*
Estimated interest income	$1,532	12%	$1,831	14%	$4,533	12%	$5,838	14%
Estimated unearned interest income due to COVID-19	(228)	(2)%	(335)	(3)%	(684)	(2)%	(757)	(2)%
Write-offs due to COVID-19	-	-%	-	-%	-	-%	(469)	(1)%
Interest income on loans	$1,304	10%	$1,476	11%	$3,849	10%	$4,612	11%

Fee income on loans	959	8%	594	4%	2,557	7%	1,631	4%
Deferred loan fees	(200)	(2)%	(161)	(1)%	(621)	(2)%	(402)	(1)%
Fee income on loans, net	759	6%	433	3%	1,936	5%	1,229	3%

Interest and fee income on loans	2,063	16%	1,909	14%	5,785	15%	5,841	14%

Interest expense unsecured	745	6%	760	5%	2,276	6%	2,223	5%
Interest expense secured	446	4%	727	6%	1,521	4%	2,354	6%
Amortization offering costs	42	-%	33	-%	122	-%	112	-%
Interest expense	1,233	10%	1,520	12%	3,919	10%	4,689	11%
Net interest income (spread)	830	6%	389	3%	1,866	5%	1,152	3%

Weighted average outstanding loan asset balance	$50,156		$51,881		$50,226		$55,124

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

Interest income on loans was 10% for both the quarter and nine months ended September 30, 2021 compared to 11% for the same periods of 2020. This decrease was due primarily to fewer loans paying higher interest due to lower cost of funds.

Interest expense decreased to 10% for both the quarter and nine months ended September 30, 2021 compared to the same periods of 2020 which was due primarily to management’s decision to paydown certain notes payables with higher interest rates. In addition, during the third quarter of 2021, the interest rate on one secured line of credit decreased.

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

For the quarter and nine months ended September 30, 2021, fee income increased to 8% and 7%, respectively, compared to 4% for both of the same periods of 2020. The increases were primarily due to fewer old loans (which are fully amortized) and more faster turning loans.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of September 30, 2021 and 2020, we had 23 and 27 impaired loans not paying interest in the aggregate gross loan amount of $9,528 and $11,854, respectively.

Foreclosed assets do not provide a monthly interest return. Foreclosed assets decreased $1,702 to $2,747 as of September 30, 2021 compared to $4,449 as of December 31, 2020. The decrease in foreclosed assets resulted in a positive impact to our interest spread in both years.

The amount of nonperforming assets is expected to decrease over the next quarter as we continue to sell our foreclosed assets following completion of construction.

Cash also does not yield a return. During the third quarter of 2021 we used cash to reduce the amount of debt while maintaining a responsible level of liquidity to cover unfunded commitments on loans and cash needs for operations. As of September 30, 2021 and June 30, 2021 cash was $1,452 and $6,118, respectively. Repayments of secured notes payable increased $3,513 to $10,696 as of September 30, 2021 compared to $7,183 as of June 30, 2021.

Non-Interest Income

Gain on the Extinguishment of Debt

During February 2021, we borrowed approximately $361 pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP.

In August 2021, the full principal amount of the PPP loan or $361 and the accrued interest were forgiven by the U.S. Small Business Administration.

During April 2020, the Company received a grant under the Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) of $10 which was used for payroll and other certain operating expenses.

In February 2021, the full EIDL Advance of $10 and accrued interest were forgiven by the U.S. Small Business Administration.

Gain on Sale of Foreclosed Assets

During the quarter and nine months ended September 30, 2021, we recognized $64 and $165, respectively, as a gain on the sale of foreclosed assets, compared to $135 and $138, respectively, for the same periods of 2020.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Legal and accounting	$17	$21	$143	$202
Salaries and related expenses	285	200	613	684
Board related expenses	24	24	74	74
Advertising	(7)	18	54	54
Rent and utilities	18	13	40	36
Loan and foreclosed asset expenses	62	69	299	303
Travel	45	23	105	105
Other	39	(1)	130	78
Total SG&A	$483	$367	$1,458	$1,536

Our SG&A increased $116 and decreased $78 for the quarter and nine months ended September 30, 2021, respectively, compared to the same periods of 2020 due significantly to the following:

●

During the quarter ended September 30, 2021, Salaries and related expenses increased $85 to $285 compared to $200 for the same period of 2020. The increase was primarily due to lower deferred loan origination salaries expense which were $115 and $260 for the quarters ended September 30, 2021 and 2020, respectively. In addition, profit share expense was $36 and $0 for the quarters ended September 30, 2021 and 2020, respectively. The increase in salaries and related expenses was partially offset by the employee retention credit recognized during the third quarter of 2021 related to the second quarter of 2021 of $103.

●	During the nine months ended September 30, 2021, Legal and accounting expenses decreased $59 due to the addition of internal counsel during the second quarter of 2020.

Loss on the Sale of Foreclosed Assets

During the quarter ended September 30, 2021 and 2020, we recognized $0 and $51, respectively, as a loss on the sale of foreclosed assets.

During the nine months ended September 30, 2021 and 2020, we recognized $69 and $86, respectively, as a loss on the sale of foreclosed assets.

Impairment Loss on Foreclosed Assets

During the quarter ended September 30, 2021 and 2020, impairment loss on foreclosed assets was $0 and $4, respectively.

During the nine months ended September 30, 2021 and 2020, impairment loss on foreclosed assets was $10 and $205, respectively.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2021:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$995	$697	$300	146%		5%
Connecticut	2	4	1,535	1,084	400	71%		5%
Delaware	1	6	5,960	2,387	1,601	40%		5%
Florida	17	77	24,158	18,815	11,896	78%		5%
Georgia	2	2	1,130	631	186	56%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	2	1,149	804	544	70%		5%
Louisiana	2	3	590	387	54	66%		5%
Michigan	2	11	2,782	2,159	1,987	78%		5%
Nevada	1	1	675	335	280	50%		5%
New Jersey	1	8	2,807	2,519	2,213	90%		5%
New York	2	2	1,159	833	814	72%		5%
North Carolina	8	13	7,436	4,527	2,225	61%		5%
Ohio	2	9	2,929	2,132	1,015	73%		5%
Oregon	2	9	3,832	2,650	1,977	69%		5%
Pennsylvania	3	24	23,735	14,589	10,915	61%		5%
South Carolina	9	36	8,748	6,048	3,081	69%		5%
Tennessee	2	2	916	544	530	59%		5%
Texas	2	3	1,645	1,121	765	68%		5%
Utah	1	1	228	160	144	70%		5%
Virginia	2	2	830	564	272	68%		5%
Washington	1	8	4,855	3,068	1,521	63%		5%
Total	67	228	$99,984	$67,253	$43,347	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	3	4	$1,821	$1,503	$1,004	60%		5%
Connecticut	1	1	515	382	262	65%		5%
Delaware	1	1	585	409	187	70%		5%
Florida	16	80	25,779	21,193	16,201	82%		5%
Georgia	3	3	1,300	839	476	65%		5%
Illinois	2	2	1,890	1,199	474	60%		5%
Michigan	4	9	2,451	1,942	805	79%		5%
Mississippi	1	1	240	189	166	79%		5%
New Jersey	1	5	1,357	1,339	928	99%		5%
New York	3	2	1,184	814	845	69%		5%
North Carolina	6	18	4,519	3,123	2,059	69%		5%
Ohio	3	8	2,703	2,020	1,393	75%		5%
Oregon	1	2	1,217	852	238	70%		5%
Pennsylvania	3	24	22,791	13,593	9,825	60%		5%
South Carolina	8	27	7,284	4,930	3,195	68%		5%
Tennessee	3	5	2,169	1,463	509	67%		5%
Texas	3	8	2,806	2,106	1,191	75%		5%
Utah	2	6	2,583	1,822	1,542	71%		5%
Virginia	1	1	505	353	79	70%		5%
Washington	1	5	2,030	1,311	508	65%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2021:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	4	$8,026	$6,500	$6,142	77%		varies
Delaware	1	1	321	147	147	46%		7%
Florida	4	4	956	1,159	653	68%		7%
North Carolina	1	1	400	260	242	60%		7%
South Carolina	3	3	1,631	846	559	34%		7%
Connecticut	1	1	350	180	180	51%		7%
Texas	1	1	208	125	6	3%		7%
Total	12	15	$11,892	$9,217	$7,929	67	%(4)	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,710 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2020:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,361	$8,200	$6,175	84%		7%
Florida	3	3	1,373	1,193	1,029	87%		7%
New York	1	1	1,238	451	452	36%		7%
North Carolina	1	1	400	260	136	34%		7%
South Carolina	2	2	1,256	711	438	35%		7%
Total	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,630 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Loans receivable, gross	$51,276	$50,449
Less: Deferred loan fees	(1,354)	(1,092)
Less: Deposits	(1,020)	(1,337)
Plus: Deferred origination costs	357	353
Less: Allowance for loan losses	(1,802)	(1,968)

Loans receivable, net	$47,457	$46,405

The allowance for loan losses as of September 30, 2021 was $1,802, of which $165 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,483, special mention loans of $60, and impaired loans not due to impacts from COVID-19 of $94. As of December 31, 2020, the allowance was $1,968, of which $151 is related to loans without specific reserves.

During the quarter and nine months ended September 30, 2021, we incurred $0 and $509 in direct charge-offs, respectively, compared to $72 for the year ended December 31, 2020.

The following is a roll forward of combined loans:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Beginning balance	$46,405	$55,369	$55,369
Additions	34,499	46,249	33,347
Principal collections	(33,914)	(50,079)	(37,511)
Transferred to foreclosed assets	(274)	(2,118)	(279)
Transferred to real estate investments	-	(1,140)	(1,140)
Change in builder deposit	317	16	(48)
Change in loan loss provision	166	(1,805)	(1,665)
Change in loan fees, net	258	(87)	(89)
Ending balance	$47,457	$46,405	$47,984

Finance Receivables – By risk rating:

	September 30, 2021	December 31, 2020

Pass	$39,715	$35,544
Special mention	2,033	3,089
Classified – accruing	–	–
Classified – nonaccrual	9,528	11,816

Total	$51,276	$50,449

Finance Receivables – Method of impairment calculation:

	September 30, 2021	December 31, 2020

Performing loans evaluated individually	$17,315	$16,412
Performing loans evaluated collectively	24,433	22,221
Non-performing loans without a specific reserve	2,759	1,518
Non-performing loans with a specific reserve due to COVID-19	6,518	9,555
Other non-performing loans with a specific reserve	251	743

Total evaluated collectively for loan losses	$51,276	$50,449

As of September 30, 2021, and December 31, 2020, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired nonaccrual commercial construction loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$10,037	$11,888
Charge-offs and payments applied	(509)	(72)
Gross value before related allowance	9,528	11,816
Related allowance	(1,578)	(1,698)
Value after allowance	$7,950	$10,118

Below is an aging schedule of loans receivable as of September 30, 2021, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	220	$41,748	81.2%
60-89 days	10	1,861	3.6%
90-179 days	1	389	1.0%
180-269 days	-	-	-%
>270 days	12	7,278	14.2%

Subtotal	243	$51,276	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	243	$51,276	100%

Below is an aging schedule of loans receivable as of September 30, 2021, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with instalments past due less than 60 days from due date.	220	$41,748	81.2%
60-89 days	10	1,861	3.6%
90-179 days	1	389	1.0%
180-269 days	-	-	-%
>270 days	12	7,278	14.2%

Subtotal	243	$51,276	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	243	$51,276	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with instalments past due less than 60 days from due date.	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Beginning balance	$4,449	$4,916	$4,916
Additions from loans	274	2,118	279
Additions for construction/development	612	1,410	801
Sale proceeds	(2,674)	(3,697)	(2,246)
Loss on foreclosure	-	(54)	(2)
Loss on sale	(69)	(102)	(86)
Gain on foreclosure	-	52	-
Gain on sale	165	160	138
Impairment gain on foreclosed assets	-	-	68
Impairment gain on foreclosed assets due to COVID-19	-	-	27
Impairment loss on foreclosed assets	(10)	(290)	(114)
Impairment loss on foreclosed assets due to COVID-19	-	(64)	(91)
Ending balance	$2,747	$4,449	$3,690

For both the nine months ended September 30, 2021 and 2020, we reclassed one construction loan from loans receivable to foreclosed assets.

In addition, during the nine months ended September 30, 2021, we sold 13 foreclosed assets compared to 15 during the same period of 2020.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Beginning balance	$510	$643	$643
Preferred equity dividends	106	83	73
Additions from Pennsylvania loans	501	1,173	819
Additions from other loans	633	448	308
Interest, fees, principal or repaid to borrower	(1,182)	(1,837)	(1,396)
Ending balance	$568	$510	$447

Related Party Borrowings

As of September 30, 2021, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President of Sales), respectively. A more detailed description is included in Note 7 to the 2020 Financial Statements. These borrowings are in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of September 30, 2021, the Company had borrowed $0 on its lines of credit from affiliates, which have a total limit of $2,500.

None of our lines of credit (including with related parties and non-related parties) have given us notice of nonrenewal, and the lines will continue to automatically renew unless notice is given by a lender.

Summary

The borrowings secured by loan assets are summarized below:

	September 30, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance, Inc.	$4,659	$3,616	$7,981	$5,919
S.K. Funding, LLC	9,273	5,500	4,551	3,898

Lender
Shuman	1,069	125	1,916	1,325
Jeff Eppinger	1,391	200	2,206	1,500
Hardy Enterprises, Inc.	-	-	1,590	1,000
Gary Zentner	-	-	424	250
R. Scott Summers	1,906	847	1,259	847
John C. Solomon	1,452	563	743	563
Paul Swanson	11,124	7,000	9,381	6,685

Total	$30,874	$17,851	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

On March 22, 2019, the Company terminated its second public offering and commenced its third public offering of fixed rate subordinated notes (the “Notes”). The effective interest rate on borrowings through our Notes Program at September 30, 2021 and December 31, 2020 was 9.53% and 10.38%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has mandatory early redemption options, subject to certain conditions, and all of our Notes have a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Gross Notes outstanding, beginning of period	$21,482	$20,308	$20,308
Notes issued	7,239	7,691	6,454
Note repayments / redemptions	(7,820)	(6,517)	(5,443)

Gross Notes outstanding, end of period	$20,901	$21,482	$21,319

Less deferred financing costs, net	(389)	(416)	(435)

Notes outstanding, net	$20,512	$21,066	$20,884

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Deferred financing costs, beginning balance	$942	$786	$786
Additions	95	156	131
Deferred financing costs, ending balance	1,037	942	917
Less accumulated amortization	(648)	(526)	(482)
Deferred financing costs, net	$389	$416	$435

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020

Accumulated amortization, beginning balance	$526	$370	$370
Additions	122	165	112
Disposals	–	(9)	–
Accumulated amortization, ending balance	$648	$526	$482

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	September 30, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Paul Swanson	July 2022	10.0%	-	315
Subordinated Promissory Note	December 2021	10.5%	146	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	October 2022	10.0%	-	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	-	169
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	-
Subordinated Promissory Note	July 2023	8.0%	100	-
Subordinated Promissory Note	July 2024	5.0%	1,500	-
Subordinated Promissory Note	September 2023	7.0%	94	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	-	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	-	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
Total other unsecured debts			$6,401	$5,911

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) loan assets, net. The ratio of redeemable preferred equity plus members’ capital to loan assets, net was 13.5% and 12.9% as of September 30, 2021 and December 31, 2020, respectively. The ratio increased primarily due to fewer losses related to COVID-19. We anticipate this ratio to increase as we retain earnings for the remainder of 2021.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$18,674	$22,968
Secured line of credit from affiliates	2	–	–
Unsecured line of credit (senior)	3	500	500
PPP loan and EIDL advance	3	–	10
Other unsecured debt (senior subordinated)	4	1,053	1,800
Unsecured Notes through our public offering, gross	5	20,901	21,482
Other unsecured debt (subordinated)	5	4,401	2,747
Other unsecured debt (junior subordinated)	6	447	864

Total		$45,976	$50,371

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. We had 243 and 222 combined loans outstanding as of September 30, 2021 and December 31, 2020, respectively. Gross loans receivable was $51,276 and $50,449 as of September 30, 2021 and December 31, 2020, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,906 and $19,495 as September 30, 2021 and December 31, 2020, respectively.

We anticipate an increase in our gross loan receivables over the 12 months subsequent to September 30, 2021 by directly increasing originations to new and existing customers. In addition, business competition has declined; therefore, we believe the ability to return to historical levels may be achieved through the remainder of the year.

To fund our combined loans, we rely on secured debt, unsecured debt, equity and cash, which are described in the following table:

Source of Liquidity	As of September 30, 2021	As of December 31, 2020
Secured debt	$18,666	$22,959
Unsecured debt	26,913	26,978
Equity	6,426	5,259
Cash	1,452	4,749

As of September 30, 2021 and December 31, 2020, cash was $1,452 and $4,749, respectively. During the nine months ended September 30, 2021, the Company made the decision to pay down secured debt with high interest rates. The New Line of Credit Agreements decreased $2,550 to $1,609 as of September 30, 2021, compared to $4,159 as of December 31, 2020. In addition, the Shuman Line of Credit Agreement decreased $1,200 to $125 as of September 30, 2021 compared to $1,325 as of December 30, 2020. Secured debt, net of deferred financing costs decreased $4,293 as of September 30, 2021 compared to December 31, 2020 primarily due to the New Secured Line of Credit Agreement and Shuman Line of Credit payments. We anticipate secured debt to increase as our loan receivable balances increase.

Unsecured debt, net of deferred financing costs decreased $65 to $26,913 as of September 30, 2021 compared to $26,978 as of December 31, 2020.

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

In August 2021, the full principal amount of the PPP loan or $361 and the accrued interest were forgiven by the U.S. Small Business Administration.

Contractual Obligations

The following table shows the maturity of outstanding debt as of September 30, 2021:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2021	$20,057	$1,557	$646	$17,854
2022	6,812	6,259	537	16
2023	4,919	3,433	1,414	72
2024	8,595	4,881	3,587	127
2025 and thereafter	5,593	4,771	217	605
Total	$45,976	$20,901	$6,401	$18,674

The total amount maturing through the year ending December 31, 2021 is $20,057, which consists of secured borrowings of $17,854 and unsecured borrowings of $2,203.

Secured borrowings maturing through year ending December 31, 2021 consist of loan purchase and sale agreements with two loan purchasers (Builder Finance, Inc. and S. K. Funding, LLC) and six lenders. Our secured borrowings are classified as maturing during 2021 primarily because the related collateral is demand loans. The following lists our secured facilities with maturity and renewal dates:

●	Swanson – $7,000 due July 2022, will automatically renew unless notice is given;
●	Shuman - $125 due July 2022, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $3,500 of the total due April 2022, will automatically renew unless notice is given;
●	S. K. Funding, LLC – $2,000 with no expiration date;
●	Builder Finance, Inc. – $3,616 with no expiration date;
●	New LOC agreements – $1,609 generally one-month notice and six months to reduce principal balance to zero;
●	Mortgage payable – $4 due monthly.

Unsecured borrowings due by December 31, 2021 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $1,557 and $646, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 77% of our Note holders reinvest upon maturity. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 6 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Series C cumulative preferred units (“Series C Preferred Units”) are redeemable by the Company at any time, upon a change of control or liquidation, or by the investor any time after six years from the initial date of purchase. The following table shows the earliest redemption options for investors in our Series C Preferred Units as of September 30, 2021:

Year Maturing	Total Amount Redeemable

2024	$3,160
2025	390
2026	309
2027	840

Total	$4,699

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

Housing inflation generally has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are average in many of the housing markets in the U.S. today, and our lending against these values is safer than loans made by financial institutions in 2006 to 2008. Our analysis of the COVID-19 impacts on housing in the markets in which we do business is mixed. In many markets, our customers see demand as outpacing new housing starts. In Orlando, Florida (which is our second highest geographic concentration risk by borrower), there has been a significant lack of demand for housing sold by customers who sell more affordable homes, which has resulted in losses that we recognized in the second quarter of 2020. We note that nationwide, fewer first-time home buyers will qualify for government backed loans due to FICO score and other criteria changes.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Higher short-term rates may increase the rates builders are charged by banks faster than our rates to the builder will grow, which might be a benefit for us. Below is a chart showing three-year U.S. treasury rates, which are being used by us here to approximate CD rates. The rates we are paying our investors are going down due to COVID-19, including the rate on our 36-month Note which has additional redemption options but lower returns, because other alternative investments are paying lower rates. This in turn will lower the rates to our borrowers over time.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units on September 30, 2021:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.5150938	$51,509.38
Gregory L. Sheldon and Madeline M. Sheldon	0.1221986	12,219.86
BLDR, LLC	0.1666483	16,664.83
Schultz Family Living Trust	0.0414558	4,145.58
Fernando Ascencio and Lorraine Carol Ascencio	0.0775640	7,756.40
Mark and Tris Ann Garboski	0.1560958	15,609.58
Total	1.0790563	$107,905.63

The proceeds received from the sales of the partial Series C Preferred Units in these transactions were used for the funding of construction loans. The transactions in Series C Preferred Units described above were effected in private transactions exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act. The transactions described above did not involve any public offering, were made without general solicitation or advertising, and the buyer represented to us that the buyer is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series C Preferred Units.

Issuance of Partial Series B Cumulative Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. We issued 0.2 Series B Preferred Units to the Hoskins Group during the quarter ended September 30, 2021.

The proceeds received from the sale of the Series B Preferred Units in that transaction were used for the funding of construction loans. The transaction in Series B Preferred Units described above was effected in a private transaction exempt from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The transaction described above did not involve any public offering, was made without general solicitation or advertising, and the buyers represented to us that they are an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Series B Preferred Units.

(b)	We registered up to $70,000,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of September 30, 2021, we had issued $34,040,000 in Notes pursuant to our current public offering. As of September 30, 2021, we incurred expenses of $588,000 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2021 were $33,452,000, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2021, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 12, 2021	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

