Form 10-K
period 2021-12-31
Shepherd's Finance, LLC
filed 2022-03-10
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19, which includes length of the COVID-19 pandemic, vaccines and their availability both nationally and globally and the pace of recovery following the COVID-19 pandemic, among others; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in this Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of this Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and subsequent Quarterly Reports on Form 10-Q.

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

In addition, our Executive Vice President of Operations has 16 years of experience in this type of lending. Our Chief Financial Officer (“CFO”) has 16 years of SEC registrant accounting experience. Our Executive Vice President has been in the housing industry for over 37 years including holding executive level positions for the majority of that time. Our Executive Vice President of Sales was appointed in April 2021 and has over 19 years of experience in the construction finance industry.

Human Capital Resources

As of December 31, 2021, we have retained 20 employees (three of which are lending representatives) including our CEO. The development, attraction, and retention of employees is a strong focus for the Company, as is fostering and maintaining a strong, healthy corporate culture. Additionally, as described in more detail elsewhere in this report, we have an executive compensation program designed to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, and is now getting back to historical norms as of 2021), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the credit crisis (as evidenced by the general lack of availability of construction financing and the higher cost of financing for the deals actually done). We believe that these lenders, while increasing their willingness and capacity to lend, will be unable to satisfy the current demand for residential construction financing, creating attractive opportunities for niche lenders such as us for many years to come. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing. In 2021, while more small banks returned to the construction lending market, the demand for our loan products has remained relatively constant. We attribute this to our sales staff, a housing market which has been strong in 2021, and an increase in the number of small home builders in the market. Housing starts in 2021 were at (for the year) the historical average of between 1,000,000 and 1,100,000 single family starts.

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated. As of December 31, 2021, we have retained 20 employees (three of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders working in the field.

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

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows for some of our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and how much of the lot purchase the builder is required to fund.

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws, but are not regulated and controlled by bank examiners from the government. We follow best practices we have learned through our experience, some of which are required of banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds, is typically higher than that of most banks. We charge our borrowers higher interest rates than do most banks. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e., funding borrowing requests or maturities of debt). Our assets typically turnover much quicker (about 4 times faster) than our average unsecured debt does, and our unsecured debt is mostly prepayable. These items help keep liquidity stable.

Community Reinvestment Act (CRA)(1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including redeemable preferred equity) to loan assets.	Our equity to loan assets, net ratio was 14.1% as of December 31, 2021. The higher the percentage, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans to builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 20 states as of December 31, 2021.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this. We received two PPP loans, one in 2020 which was forgiven in 2020 and one in 2021 which was forgiven in 2021.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, and maintaining certain files and documents similar to those that a bank might maintain.

(1)	The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales the homebuilder will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, through December 31, 2021, about 66% of our construction loans have been spec homes and 34% have been contracts.

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

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our CEO and the Loan Policy Committee,

2022 Outlook

In 2022, we anticipate using proceeds from the Notes Program, the loan purchase and sale agreements, and other sources to generate additional loans (mostly spec home construction loans), increase loan balances, and increase our customer and geographic diversity. We anticipate that the rehab program will grow as a percentage of our origination volume.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$995	$697	$390	70%		5%
Connecticut	2	4	1,535	1,084	719	71%		5%
Delaware	1	6	5,960	2,387	1,817	40%		5%
Florida	18	88	28,922	21,787	13,649	75%		5%
Georgia	2	2	1,130	631	366	56%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	1	624	436	347	70%		5%
Louisiana	2	3	590	387	125	66%		5%
Michigan	2	12	3,431	2,586	2,299	75%		5%
New Jersey	1	7	2,382	1,910	1,664	80%		5%
New York	1	1	525	378	305	72%		5%
North Carolina	8	14	7,141	4,349	2,105	61%		5%
Ohio	2	9	2,929	2,132	1,105	73%		5%
Oregon	2	2	923	646	440	70%		5%
Pennsylvania	2	20	21,867	13,487	10,078	62%		5%
South Carolina	10	32	8,353	5,793	3,579	69%		5%
Tennessee	2	2	940	582	319	62%		5%
Texas	2	5	2,873	1,750	549	61%		5%
Virginia	3	3	1,140	765	519	67%		5%
Washington	1	8	4,785	3,022	2,104	63%		5%
Total	66	224	$98,935	$66,008	$43,106	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2020:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	3	4	$1,821	$1,503	$1,004	60%		5%
Connecticut	1	1	515	382	262	65%		5%
Delaware	1	1	585	409	187	70%		5%
Florida	16	80	25,779	21,193	16,201	82%		5%
Georgia	3	3	1,300	839	476	65%		5%
Illinois	2	2	1,890	1,199	474	60%		5%
Michigan	4	9	2,451	1,942	805	79%		5%
Mississippi	1	1	240	189	166	79%		5%
New Jersey	1	5	1,357	1,339	928	99%		5%
New York	3	2	1,184	814	845	69%		5%
North Carolina	6	18	4,519	3,123	2,059	69%		5%
Ohio	3	8	2,703	2,020	1,393	75%		5%
Oregon	1	2	1,217	852	238	70%		5%
Pennsylvania	3	24	22,791	13,593	9,825	60%		5%
South Carolina	8	27	7,284	4,930	3,195	68%		5%
Tennessee	3	5	2,169	1,463	509	67%		5%
Texas	3	8	2,806	2,106	1,191	75%		5%
Utah	2	6	2,583	1,822	1,542	71%		5%
Virginia	1	1	505	353	79	70%		5%
Washington	1	5	2,030	1,311	508	65%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	4	$9,312	$6,500	$6,103	66%		varies
Florida	5	5	816	1,297	611	75%		7%
Texas	1	1	70	125	77	110%		7%
Connecticut	1	1	350	180	180	51%		7%
Delaware	1	1	543	147	147	27%		7%
South Carolina	3	3	1,373	846	539	39%		7%
Total	12	15	$12,464	$9,095	$7,657	61	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,720 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2020:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,361	$8,200	$6,175	84%		7%
Florida	3	3	1,373	1,193	1,029	87%		7%
New York	1	1	1,238	451	452	36%		7%
North Carolina	1	1	400	260	136	34%		7%
South Carolina	2	2	1,256	711	438	35%		7%
Total	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,630 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest and principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, the overall economy, which can be impacted by outbreaks of communicable illnesses, including the ongoing COVID-19 pandemic, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. If there is a tightening of the credit markets, it would be more difficult for potential homeowners to obtain financing to purchase homes. If housing prices decline or sales in the housing market decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

We face risks related to an epidemic, pandemic or other health crisis, such as the novel coronavirus (COVID-19 pandemic), which could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects.

We face risks related to an epidemic, pandemic, or other health crisis. COVID-19 has spread globally and the pandemic has caused significant disruptions to the economy. We have been impacted and continue to face risks related to COVID-19, which has caused disruptions to the economy and in all of the markets in which we lend. Our operating results depend significantly on the homebuilding industry. The pandemic may cause decreases in demand for the sales of homes in those areas and others in the future, which could negatively affect our homebuilding customers and their ability to repay our loans. In such event, our business, financial condition, liquidity, results of operations, and prospects could be adversely impacted, including our ability to repay our Notes. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, liquidity, results of operations, and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including the effectiveness of vaccines against COVID-19 and its variants, public adoption rates of vaccines, and the uncertainty of new variants of the virus, among others. As we emerge from the pandemic, housing trends may shift in a negative direction in some or all of our markets.

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

On May 7, 2020, the Company made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of its customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than those established in April 2020 but more conservative than terms prior to the arrival of COVID-19. At that point, the Company was offering normal terms to approximately 40% of its customers, and restricted terms to approximately 60% of its customers. In the second half of 2020, the Company slowly increased the percentage of customers with normal terms to near 100% by the end of the year. The initial negative impact of COVID-19 can be seen in our financial statements, predominantly in 2020.

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

We have $46,943,000 of loan assets as of December 31, 2021. A 35% reduction in total collateral value would reduce our earnings and net worth by $2,828,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2021, we had $46,943,000 of loan assets on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $2,828,000 loss. Accordingly, our business is subject to risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $7,657,000 of development loan assets as of December 31, 2021, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

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

As of December 31, 2021, 26% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties are referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market. The Hoskins Group also has a preferred equity interest in us, and in January 2021 we invested approximately $500,000 in Series A Preferred Units in Benjamin Marcus Homes, LLC. Therefore, currently, we are reliant upon a single developer and homebuilder who is concentrated in a single city, for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder or in the Pittsburgh housing market generally will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes. One of our independent managers, Gregory L. Sheldon, also serves an advisor to the Hoskins Group and, consequently, Mr. Sheldon may face conflicts of interest in the advice that he provides to us and the Hoskins Group, including if any such adverse condition were to materialize.

Also, as of December 31, 2021, 7% of our outstanding loan commitments consisted of loans made to a customer in Orlando, Florida.

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

Since 2007, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This, in turn, resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in those years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. In general, fewer loan products, tighter loan qualifications, and a reduced willingness of lenders to make loans make it more difficult for many buyers to finance the purchase of homes. These factors served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers.

Mortgage rates may rise significantly over the next several years. The benefit of recent trends loosening credit to potential end users of homes may be outweighed by the rise of interest rates for those borrowers, which might lower demand for new homes. In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%. The Federal Reserve has indicated it expects rates to increase five times through 2022 and possibly longer. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience a reduced interest spread as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income.

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

We have foreclosed assets as of December 31, 2021, which unlike our loans, are recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $953,000 loss. Our business is subject to increased risk of not being able to repay timely our Note holders’ investments if such a reduction were to occur.

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

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage - or be accused of engaging - in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

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

We may experience growth that could place a significant strain upon our operational systems and procedures. Initially, all of our computer systems used electronic spreadsheets and we utilized other methods that a small company would use. Over time, we added a loan document system which many banks use to produce closing documents for loans. In 2018, we replaced our previous electronic spreadsheet system for Notes investors with a proprietary system. In addition, in 2019, we replaced our loan asset tracking system with a new proprietary system. In 2021 we replaced our loan production systems with a new proprietary system. If any of these systems fail, it could have a material adverse effect on our business, financial condition, results of operations, and, ultimately, our ability to repay principal and interest on the Notes.

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

Risks Related to Conflicts of Interest

Our CEO (who is also on our board of managers) and Executive Vice President will face conflicts of interest as a result of the secured lines of credit made to us, which could result in actions that are not in the best interests of our Note holders.

We have two lines of credit from Daniel M. Wallach (our CEO and chairman of the board of managers) and his affiliates, and one line of credit from William Myrick (our Executive Vice President). The first line of credit has a maximum principal borrowing amount of $1,250,000 and is payable to Mr. Wallach and his wife, Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second line of credit has a maximum principal borrowing amount of $250,000 and is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC,” and together with the Wallach LOC, the “Wallach Affiliate LOCs”). The third line of credit has a maximum principal borrowing amount of $1,000,000 and is payable to Mr. Myrick (the “Myrick LOC”). As of December 31, 2021, there was no amount outstanding pursuant to the Wallach Trust LOC, with availability on that line of credit of $250,000, there was no amount outstanding pursuant to the Wallach LOC, with remaining availability on that line of credit of $1,250,000. As of December 31, 2021, the amount outstanding pursuant to the Myrick LOC was $859,000 with availability on that line of credit of $141,000. The interest rates on the Wallach Affiliate LOCs and the Myrick LOC generally equal the prime rate plus 3% and were 6.25% as of December 31, 2021. The Wallach Affiliate LOCs and the Myrick LOC are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these Wallach Affiliate LOCs and the Myrick LOC. Pursuant to the promissory note for each Wallach Affiliate LOCs and the Myrick LOC, the lenders have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach and Mr. Myrick will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the Wallach Affiliate LOCs and Myrick LOC, respectively. If Mr. Wallach or Mr. Myrick exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

As a result of his large equity ownership in the Company, our CEO will face a conflict of interest in deciding the number of distributions to equity owners, which could result in actions that are not in the best interests of Note holders.

As of December 31, 2021, our CEO (who is also on the board of managers) beneficially owned 80.7% of the common equity of the Company. He and his wife also own 36.0% the Series C cumulative preferred units outstanding as of December 31, 2021. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

Some of our employees and managers may face conflicts of interest as a result of their and their relatives’ investment in the Notes, which could result in actions that are not in your best interests.

Employees, managers, members, and relatives of managers and members have invested in the Notes, in the aggregate amount of $3,989,000 as of December 31, 2021. While investment in the Notes by our affiliates may align their interests with those of other Note holders, it could also create conflicts of interest by influencing those employees’ or managers’ actions during times of financial difficulties. For example, the fact that certain of our managers hold Notes, and the value of Notes they hold, could influence their decision to redeem Notes at a time or times when it would be prudent to use our cash resources to build capital, pay down other outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Notes by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is averse to other holders of the Notes.

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

As of December 31, 2021, we had $859,000 of secured debt outstanding on our senior debt lines of credit from affiliates of $2,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third-parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

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

In addition, the borrowing capacity on two of our lines of credit is based on the amount outstanding on the underlying collateral loans. If we are unable to find suitable investment opportunities, we may not be able to replace the underlying collateral loans with new loans and, in such a situation, the borrowing capacity on those lines of credit would be reduced. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line) will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

We have unfunded commitments to builders as of December 31, 2021. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes Program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2021, we have $22,902,000 of unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note holders.

We have two secured lines of credit which expire in 2022, and the unsecured portion of a line of credit which also expires in 2022. Failure of those lines to renew could strain our ability to pay other obligations.

We have a $1,325,000 line of credit (the “Shuman LOC”). As of December 31, 2021, the amount outstanding under the Shuman LOC was $125,000 which is due in July 2022. We do not know whether the Shuman LOC will be renewed. We also have a $7,000,000 line of credit (the “Swanson LOC”), a portion of which is unsecured (the “Unsecured Swanson LOC”). The balances on the Swanson LOC that were secured and unsecured as of December 31, 2021 were $6,841,000 and $159,000 respectively. Both the secured and unsecured portions of the Swanson LOC are due in July 2022. We do not know whether the Swanson LOC will be renewed. If we are unable to renegotiate or extend these lines of credit, then we may default on one or both of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2021, we have approximately $47,729,000 of debt, net of deferred financing costs. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2021, we have a total outstanding balance of $9,876,000 on our lines of credit and approximately $8,469,000 on our loan purchase and sale agreements. We also have the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The loan purchase and sale agreements and other secured debt are with third parties and all but one of the lines of credit are collateralized by loans that we have issued to builders. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. As of December 31, 2021, we had approximately $7,074,000 in Notes coming due by December 2022, and we cannot be certain whether we will be able to fund those Notes upon maturity. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

The Notes do not have the benefit of extensive covenants. The covenants in the indenture are not designed to protect Note holders’ investments if there is a material adverse change in our consolidated financial condition, results of operations, or cash flows. For example, the indenture does not contain any restrictions on our ability to create or incur senior debt or other debt to pay distributions to our equity holders, including our Chief Executive Officer and our Executive Vice President. It also does not contain any financial covenants (such as a fixed charge coverage or a minimum amount of equity) to help ensure our ability to pay interest and principal on the Notes. The indenture does not contain provisions that permit Note holders to require that we redeem the Notes if there is a takeover, recapitalization or similar restructuring. In addition, the indenture does not contain covenants specifically designed to protect Note holders if we engage in a highly leveraged transaction. Therefore, the indenture provides very little protection of Note holders’ investments.

Payment on the Notes is subordinate to the payment of our outstanding present and future senior debt, if any. Since there is no limit to the amount of senior debt we may incur, our present and future senior debt may make it difficult to repay the Notes.

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $20,016,000 on December 31, 2021, and is expected to grow in the future. In addition, we have $1,250,000 in senior unsecured lines of credits which were fully drawn as of December 31, 2021. We also have senior subordinated notes which are senior to the Notes of $1,054,000 as of December 31, 2021. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death and we would be obligated to fulfill such redemption request. Holders of a 36-month Note issued on or after February 4, 2020 may request redemption at any time and, subject to certain limitations, we would be obligated to fulfill such redemption request. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $2,500,000 with $859,000 borrowed as of December 31, 2021, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

Some of the collateral securing the Pennsylvania Loans is preferred equity in our Company, which has a book value of $1,720,000 as of December 31, 2021. If the borrower defaults on any of the Pennsylvania Loans and we are forced to use collateral to repay any of the Pennsylvania Loans, we will need to sell this preferred interest in us to a third party. There is no liquid market for this instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

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

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. We had 14% and 11% of our loan assets in equity as of December 31, 2021 and 2020, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of nonpayment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

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

Our obligations with respect to the Notes are governed by the terms of indenture agreements with U.S. Bank Trust Company, National Association as trustee. Under the indentures, in addition to other possible events of default, if we fail to make a payment of principal or interest under any Note and this failure is not cured within 30 days, then we will be deemed in default. Upon such a default, the trustee or holders of 25% in principal of the outstanding Notes could declare all principal and accrued interest immediately due and payable. If our total assets do not cover these payment obligations, then we would most likely be unable to make all payments under the Notes when due, and we might be forced to cease our operations.

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

We are obligated to redeem a Note without any interest penalty (i) upon the death of an investor, if requested by the executor or administrator of the investor’s estate (or if the Note is held jointly, by the surviving joint investor), and (ii) subject to certain limitations, upon request by an investor holding a 36-month Note issued on or after February 4, 2020. Such redemption requests are not subject to our consent but are subject to restrictions in the indenture. We may be faced with a large number of such redemption requests at one time. We are also required to repay all of the Notes upon their maturity. If the amounts of those repayments are too high, and we cannot offset them with loan repayments, secure new financing, or issue additional Notes, we may not have the liquidity to repay the investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2021, we operate an office in Jacksonville, Florida, which we own. We entered into a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed. As of December 31, 2021, our mortgage payable balance was $604,000.

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

As of December 31, 2021, we had 2,629 Class A common membership units (“Class A Common Units”) outstanding, held by our eight members. There is no established public trading market for our Class A Common Units. As of December 31, 2021, 80.7% of our outstanding Class A Common Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Preferred Equity

Series B Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. During the year ended December 31, 2021, we issued 0.9 Series B Preferred Units to the Hoskins Group for $90.

There is no established public trading market for our Series B Preferred Units. The Series B Preferred Units are redeemable by the Company at any time. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (provided profits are available) will generally be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company.

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

Series C Preferred Units

As of December 31, 2021, we had 50.14 Series C cumulative preferred units (“Series C Preferred Units”) outstanding, held by 14 investors. There is no established public trading market for our Series C Preferred Units. As of December 31, 2021, 36.0% of our outstanding Series C Preferred Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2021:

Recipient	Units Issued	Distribution Proceeds
Daniel M. Wallach and Joyce S. Wallach	0.5307016	$53,070.16
Gregory L. Sheldon and Madeline M. Sheldon	0.1586946	15,869.46
BLDR Holdings, LLC	0.1716979	17,169.79
Schultz Family Revocable Living Trust	0.0427120	4,271.20
Fernando Ascencio and Lorraine Carol Ascencio	0.0799143	7,991.43
Mark and Tris Ann Garboski	0.1608256	16,082.56
Total	1.1445460	$114,454.60

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

We registered up to $70,000,000 in Fixed Rate Subordinated Notes in our public offering (SEC File No. 333-224557, effective March 22, 2019). As of December 31, 2021, we had issued a gross amount of $35,610,000 in Notes pursuant to our public offering. From March 23, 2019 through December 31, 2021, we incurred expenses of $604,000 in connection with the issuance and distribution of the Notes, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2021 were $35,006,000 and primarily used to increase loan balances.

(c)	None.

ITEM 6. [RESERVED]

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

Economic and Industry Dynamics

During 2021, the Company continued to focus on specific issues that arose in 2020 primarily due to the pandemic, one of which was the reduction of non-interest earning assets. As of December 31, 2021, loans classified as non-accrual were 23 or $9,526 compared to 29 or $11,816 for the same period in the prior year. In addition, as of December 31, 2021 we had 5 foreclosed assets or $2,724 compared to 17 and $4,449 for the same period of the prior year.

The Company continues to lose interest income on assets that do not accrue interest. During the year ended December 31, 2021 the estimated loss on interest income related to impaired and foreclosed assets was $1,715. Looking ahead, we expect this to decrease as we continue to sell our remaining foreclosed assets in 2022.

While the Company continues to face COVID-19 risks as it relates to the economy and the homebuilding industry, management made the decision that during 2022 we will focus on the following five areas:

1.	Decrease the amount of non-interest-bearing assets, which includes cash, our foreclosed assets and classified non-accrual loans or impaired loans receivables;
2.	Increase loan originations which were lower during the year ended December 31, 2020 due primarily to COVID-19;
3.	Maintain liquidity to fund new loan originations and for the completion of construction costs for existing loans;
4.	Lowering our cost of funds (to keep us competitive in the market); and
5.	Raising our margin beyond simply eliminating nonperforming assets.

We anticipate that for 2022, the housing market in most of the areas in which we do business will be strong despite the impact of COVID-19. We also anticipate that the losses we incurred in principal related to COVID-19 will not continue, and that the lack of interest due to non-performing assets from COVID-19 will decrease significantly in 2022. Short term interest rates as well as mortgage interest rates are expected to rise. A rise in short term rates is likely to benefit the company as our competitors’ rates will rise faster than ours making us more competitive, but a rise in long term interest rates may negatively impact the housing industry as a whole, and therefore us.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans. Despite these efforts, if values in a particular area of the country drop by 60%, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan, and helping the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.
Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)	As of December 31, 2021 and 2020, 26% and 29%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2021, our next two largest customers make up 7% and 4% of our loan commitments, with loans in Orlando, Florida and Spokane, Washington, respectively. As of December 31, 2020, our next two largest customers made up 12% and 6% of our loan commitments, with loans in Orlando and Cape Coral, Florida, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while continuing to focus on our residential homebuilder customers.
Not having funds available to us to service the commitments we have

As of December 31, 2021, our typical construction loan had about 65% of its loan amount outstanding on average. That means that on average, about 35% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2021, unfunded commitments totaled $22,902, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments;

● sell more secured interest on our loans; or

● draw down on our lines of credit from our affiliates.

Nonpayment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some nonpayment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.
Nonperforming assets	As of December 31, 2021, nonperforming assets were approximately $10,425 (defined as impaired loans and/or loans on nonaccrual plus foreclosed assets net of reserves).

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

December 31, 2021 Loan Loss Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$2,828

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** If the loans were nonperforming, assuming a book amount of the loans outstanding of $46,943, and the fair value of the real estate collateral on all outstanding loans was reduced by 35%.

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

December 31, 2021 Foreclosed Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$953

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2021 and 2020 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our statement of operations for the years ended December 31, 2021 and 2020:

(in thousands of dollars)	2021	2020

Net Interest Income
Interest and fee income on loans	$7,944	$8,209
Interest expense:
Interest related to secured borrowings	1,973	2,973
Interest related to unsecured borrowings	3,147	3,153
Interest expense	$5,120	$6,126

Net interest income	2,824	2,083

Less: Loan loss provision	588	1,805
Net interest income after loan loss provision	2,236	278

Non-Interest Income
Gain on sale of foreclosed assets	$166	$160
Gain on foreclosure of assets	67	52
Gain on the extinguishment of debt	371	361
Impairment gains on foreclosed assets	-	91
Total non-interest income	$604	$664

Income	2,840	942

Non-Interest Expense
Selling, general and administrative	$1,873	$2,185
Depreciation and amortization	53	85
Loss on the sale of foreclosed assets	92	102
Loss on foreclosure	47	54
Impairment loss on foreclosed assets	10	445
Total non-interest expense	2,075	2,871

Net income (loss)	$765	$(1,929)

Earned distribution to preferred equity holders	701	525

Net income (loss) attributable to common equity holders	$64	$(2,454)

Net income for the year ended December 31, 2021 increased $2,694 to $765 when compared to the same period of 2020. The increase in net income was primarily due to decreasing the economic effects stemming from the COVID-19 pandemic, most importantly nonperforming assets and loan losses.

In addition, we had $46,943 and $46,405 in loan assets, net as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we had 224 construction loans in 20 states with 66 borrowers and 15 development loans in six states with 12 borrowers.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2021 and 2020:

	2021		2020
Interest Income		*		*
Estimated interest income	$6,280	13%	$7,623	14%
Estimated unearned interest income due to COVID-19	(926)	(2)%	(1,099)	(2)%
Write-offs due to COVID-19	-	-%	(469)	(1)%
Interest income on loans	5,354	11%	6,055	11%

Fee income on loans	3,403	7%	2,735	5%
Deferred loan fees	(813)	(2)%	(581)	(1)%
Fee income on loans, net	2,590	5%	2,154	4%

Interest and fee income on loans	7,944	16%	8,209	15%

Interest expense – secured	1,973	4%	2,973	5%
Interest expense – unsecured	2,979	6%	2,997	6%
Offering costs amortization	168	-%	156	-%
Interest expense	5,120	10%	6,126	11%
Net interest income (spread)	2,824	6%	2,083	4%

Weighted average outstanding loan asset balance	$50,730		$55,189

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

Interest income on loans was 11% for both the years ended December 31, 2021 and 2020. The Company expensed $469 in interest income during 2020 due to impairment of loans associated with four of our borrowers directly related to COVID-19. In addition, estimated interest not earned during the year ended December 31, 2021 and 2020 related to those borrowers was approximately $926 and $1,099, respectively.

We anticipate our standard margin to be 3% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.6%.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. We do not recognize a loan fee on our development loans. When loans terminate before than their expected life, the remaining fee is recognized at the termination of the loan.

Fee income on loans before deferred loan fee adjustments increased 2% to 7% for the year ended December 31, 2021 compared to 5% for the same period of 2020. The increase of 2% primarily related to modification fees charged on certain loans during 2021.

Deferred loan origination fees increased to (2)% for the year ended December 31, 2021 compared to (1)% for the same period of 2020. The increase in deferred loan origination fees was primarily due to the number of closed and modified construction and development loans, which during 2021 and 2020, was 320 and 224, respectively.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of December 31, 2021 and 2020, we had 23 impaired loans in the aggregate amount of $9,526 and 29 impaired loans in the aggregate amount of $11,816 that were not paying interest, respectively. Non-performing assets not related to the impact of COVID-19 were $2,914 of the $9,526 for 2021 and $1,229 of the $11,816 for 2020.

Due to the impact of COVID-19, the Company transferred the loan receivables balance of $9,728 as of June 30, 2020 for one of our largest borrowers into a non-performing asset. As of December 31, 2021, the amount due from this borrower is $6,612.

Foreclosed assets do not provide a monthly interest return. As of December 31, 2021 and 2020, foreclosed assets were $2,724 and $4,449, respectively, which resulted in a negative impact on our interest spread in both years.

The amount of nonperforming assets is expected to decrease in the first half of 2022 as we continue to liquidate nonperforming loans and foreclosed assets.

Cash also does not yield a return. During the third quarter of 2021 we used cash to reduce the amount of debt while maintaining a responsible level of liquidity to cover unfunded commitments on loans and cash needs for operations.

Loan Loss Provision

Loan loss provision (expense throughout the year) was $588 and $1,805 for the years ended December 31, 2021 and 2020, respectively.

The allowance for loan losses at December 31, 2021 was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for specific reserves due to the impact of COVID-19. During the year ended December 31, 2021, we incurred $509 in direct charge offs.

The allowance for loan losses at December 31, 2020 was $1,968, of which $151 is related to loans without specific reserves. The Company recorded specific reserves for loans impaired due to impacts from COVID-19 of $1,532, special mention loans of $120 and impaired loans not due to impacts from COVID-19 of $165. During the year ended December 31, 2020, we incurred $72 in direct charge offs.

Non-Interest Income

Gain on Sale of Foreclosed Assets

During the years ended December 31, 2021 and 2020, we recognized $166 and $160, respectively, as a gain on the sale of foreclosed assets which related to the sale of six and seven foreclosed assets during 2021 and 2020, respectively.

Gain on Foreclosure of Assets

During the years ended December 31, 2021 and 2020, we recognized $67 and $52 as a gain on the foreclosure of assets. We transferred one and seven loan receivable assets to foreclosed assets which resulted in a gain on foreclosure during the years ended December 31, 2021 and 2020, respectively.

Impairment Gains on Foreclosed Assets

During the year ended December 31, 2021 and 2020, we recognized $0 and $91, respectively, as a gain on impairment of foreclosed assets. During 2020, the impairment gain related primarily to four certain foreclosed assets.

Gain on the Extinguishment of Debt

We borrowed approximately $361 in each of February 2021 and May 2020, pursuant to the Paycheck Protection Program (“PPP”), created under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The PPP is intended to provide loans to qualified businesses to cover payroll and certain other identified costs. Funds from the loan may only be used for certain purposes, including payroll, benefits, rent, and utilities. All or a portion of the loan may be forgivable, as provided by the terms of the PPP.

In August 2021 and November 2020, the full principal amount of the PPP loans and the accrued interest were forgiven by the U.S. Small Business Administration.

During April 2020, the Company received a grant under the Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) of $10 which was used for payroll and other certain operating expenses.

In February 2021, the full EIDL Advance of $10 and accrued interest were forgiven by the U.S. Small Business Administration.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses for the years ended December 31, 2021 and 2020:

	2021	2020
Selling, general and administrative expenses
Legal and accounting	$166	$224
Salaries and related expenses	819	975
Board related expenses	99	99
Advertising	65	85
Rent and utilities	53	52
Loan and foreclosed asset expenses	348	498
Travel	154	140
Other	169	112
Total SG&A	$1,873	$2,185

SG&A expenses decreased $312 to $1,873 for the year ended December 31, 2021 compared to $975 for the same period of 2020 due primarily to the following:

●	During 2021, salaries and related expenses decreased $156 to $819 compared to $975 for the same period of 2020. The decrease was primarily due to employee retention credit recognized during the second and third quarters of 2021 of $317, which was partially offset by profit share expense of $88. No profit share expense was recognized during 2020.
●	During 2021, legal and accounting expenses decreased $58 to $166 compared to $224 for the same period of 2020. The decrease related primarily due to the addition of internal counsel during the second quarter of 2020.

Loss on the Sale of Foreclosed Assets

During the years ended December 31, 2021 and 2020, we recognized $92 and $102 as a loss on the sale of foreclosed assets which related to the sale of seven and eight foreclosed assets during 2021 and 2020, respectively.

Loss on Foreclosure of Assets

During the years ended December 31, 2021 and 2020, we recognized $47 and $54 as a loss on the foreclosure of assets. We transferred one and two loan receivable assets to foreclosed assets during 2021 and 2020, respectively.

Impairment Loss on Foreclosed Assets

During the year ended December 31, 2021 and 2020, we recognized $10 and $445 as a loss on impairment of foreclosed assets, respectively. During 2020, impairment loss on foreclosed assets included $91 recognized as a result of COVID-19.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our lines of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. As of December 31, 2021 and 2020, our cash was $3,735 and $4,749, respectively. See our Liquidity and Capital Resources section for more information.

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2021:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$995	$697	$390	70%		5%
Connecticut	2	4	1,535	1,084	719	71%		5%
Delaware	1	6	5,960	2,387	1,817	40%		5%
Florida	18	88	28,922	21,787	13,649	75%		5%
Georgia	2	2	1,130	631	366	56%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	1	624	436	347	70%		5%
Louisiana	2	3	590	387	125	66%		5%
Michigan	2	12	3,431	2,586	2,299	75%		5%
New Jersey	1	7	2,382	1,910	1,664	80%		5%
New York	1	1	525	378	305	72%		5%
North Carolina	8	14	7,141	4,349	2,105	61%		5%
Ohio	2	9	2,929	2,132	1,105	73%		5%
Oregon	2	2	923	646	440	70%		5%
Pennsylvania	2	20	21,867	13,487	10,078	62%		5%
South Carolina	10	32	8,353	5,793	3,579	69%		5%
Tennessee	2	2	940	582	319	62%		5%
Texas	2	5	2,873	1,750	549	61%		5%
Virginia	3	3	1,140	765	519	67%		5%
Washington	1	8	4,785	3,022	2,104	63%		5%
Total	66	224	$98,935	$66,008	$43,106	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2020:

State	Number of Borrowers	Number of Loans	Value of Collateral (1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio (2)		Loan Fee
Arizona	3	4	$1,821	$1,503	$1,004	60%		5%
Connecticut	1	1	515	382	262	65%		5%
Delaware	1	1	585	409	187	70%		5%
Florida	16	80	25,779	21,193	16,201	82%		5%
Georgia	3	3	1,300	839	476	65%		5%
Illinois	2	2	1,890	1,199	474	60%		5%
Michigan	4	9	2,451	1,942	805	79%		5%
Mississippi	1	1	240	189	166	79%		5%
New Jersey	1	5	1,357	1,339	928	99%		5%
New York	3	2	1,184	814	845	69%		5%
North Carolina	6	18	4,519	3,123	2,059	69%		5%
Ohio	3	8	2,703	2,020	1,393	75%		5%
Oregon	1	2	1,217	852	238	70%		5%
Pennsylvania	3	24	22,791	13,593	9,825	60%		5%
South Carolina	8	27	7,284	4,930	3,195	68%		5%
Tennessee	3	5	2,169	1,463	509	67%		5%
Texas	3	8	2,806	2,106	1,191	75%		5%
Utah	2	6	2,583	1,822	1,542	71%		5%
Virginia	1	1	505	353	79	70%		5%
Washington	1	5	2,030	1,311	508	65%		5%
Wisconsin	1	1	539	332	332	62%		5%
Total	67	213	$86,268	$61,714	$42,219	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2021:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	4	$9,312	$6,500	$6,103	66%		varies
Florida	5	5	816	1,297	611	75%		7%
Texas	1	1	70	125	77	110%		7%
Connecticut	1	1	350	180	180	51%		7%
Delaware	1	1	543	147	147	27%		7%
South Carolina	3	3	1,373	846	539	39%		7%
Total	12	15	$12,464	$9,095	$7,657	61	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,720 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	2	$7,361	$8,200	$6,175	84%		7%
Florida	3	3	1,373	1,193	1,029	87%		7%
New York	1	1	1,238	451	452	36%		7%
North Carolina	1	1	400	260	136	34%		7%
South Carolina	2	2	1,256	711	438	35%		7%
Total	8	9	$11,628	$10,815	$8,230	71	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,630 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following:

	December 31, 2021	December 31, 2020

Loans receivable, gross	$50,763	$50,449
Less: Deferred loan fees	(1,143)	(1,092)
Less: Deposits	(934)	(1,337)
Plus: Deferred origination costs	305	353
Less: Allowance for loan losses	(2,048)	(1,968)

Loans receivable, net	$46,943	$46,405

Roll forward of combined loans:

	December 31, 2021	December 31, 2020

Beginning balance	$46,405	$55,369
Originations and modifications	45,395	46,177
Principal collections	(44,290)	(50,079)
Transferred to foreclosed assets	(791)	(2,118)
Transferred to real estate investments	-	(1,140)
Change in builder deposit	403	16
Change in allowance for loan losses	(80)	(1,733)
Change in loan fees, net	(99)	(87)

Ending balance	$46,943	$46,405

Credit Quality Information

Finance Receivables – By risk rating:

	December 31, 2021	December 31, 2020

Pass	$38,893	$35,544
Special mention	2,344	3,089
Classified – accruing	–	–
Classified – nonaccrual	9,526	11,816

Total	$50,763	$50,449

Finance Receivables – Method of impairment calculation:

	December 31, 2021	December 31, 2020

Performing loans evaluated individually	$16,495	$16,412
Performing loans evaluated collectively	24,742	22,221
Non-performing loans without a specific reserve	596	1,518
Non-performing loans with a specific reserve	8,930	10,298

Total evaluated collectively for loan losses	$50,763	$50,449

At December 31, 2021 and 2020, there were no loans acquired with deteriorated credit.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$10,035	$11,888
Charge-offs and payments applied	(509)	(72)
Gross value before related allowance	9,526	11,816
Related allowance	(1,825)	(1,698)
Value after allowance	$7,701	$10,118

Below is an aging schedule of loans receivable as of December 31, 2021, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Below is an aging schedule of loans receivable as of December 31, 2021, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Below is an aging schedule of loans receivable as of December 31, 2020, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	194	$38,956	77.2%
60-89 days	-	-	-%
90-179 days	-	-	-%
180-269 days	28	11,493	22.8%

Subtotal	222	$50,449	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	222	$50,449	100%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Beginning balance	$4,449	$4,916
Additions from loans	791	2,118
Additions for construction/development	818	1,410
Sale proceeds	(3,418)	(3,697)
Loss on foreclosure	(47)	(54
Loss on sale of foreclosed assets	(92)	(102)
Gain on foreclosure	67	52
Gain on sale of foreclosed assets	166	160
Impairment loss on foreclosed assets	(10)	(290
Impairment loss on foreclosed assets due to COVID-19	-	(64)
Ending balance	$2,724	$4,449

During the year ended December 31, 2021 and 2020 we reclassed 2 and 4 loan receivable, net assets to foreclosed assets, respectively.

Real Estate Investments

During June 2020, we acquired two lots from a borrower in exchange for the transfer of loans secured by those lots. We extinguished the principal balance for the loans on the lots in the amount of $640 and in addition, paid a $500 management fee for the development of homes on certain of our lots that were previously carried as loan receivables. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower. Construction has started on 3 of the 4 homes, one of which has a sales contract to sell to an end user once the home is complete.

The following table is a roll forward of real estate investment assets:

	December 31, 2021	December 31, 2020

Beginning balance	$1,181	$–
Transfers from loans	–	1,140
Deposits from real estate investments	(200)	–
Additions for construction/development	670	41
Ending balance	$1,651	$1,181

Customer Interest Escrow

The Pennsylvania Loans call for a funded interest escrow account which was initially funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2021 and 2020 was $203 and $250, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We had 47 and 29 other loans active as of December 31, 2021 and 2020, respectively, which also had interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $276 and $259 as of December 31, 2021 and 2020, respectively.

Roll forward of interest escrow for the years ended December 31, 2021 and 2020:

	2021	2020

Beginning balance	$510	$643
Preferred equity dividends	230	83
Additions from Pennsylvania Loans	513	1,173
Additions from other loans	720	448
Interest, fees, principal or repaid to borrower	(1,494)	(1,837)

Ending balance	$479	$510

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 6% and 13% for both 2021 and 2020). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

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

The Seventh Amendment had a term of 24 months and automatically renews for additional six-month terms unless either party gives written notice of its intent not to renew at least six months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

In April 2021, we entered into the Eleventh Amendment (the “Eleventh Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Eleventh Amendment was to allow a principal increase to $2,000 from the original $1,000 in the Tenth Amendment dated January 2019. In addition, if the collateral value drops then an unsecured portion or $400 may be used until the collateral is increased back to $2,000.

The Eleventh Amendment has a term of 12 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least five months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 6.25% as of December 31, 2021 and 2020. As of December 31, 2021, and 2020, the amount outstanding pursuant to the Wallach LOC was $0. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 6.25% as of December 31, 2021 and 2020. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2021 and 2020. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

Line of Credit with William Myrick

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Executive Vice President (“EVP”), William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all of our assets;
●	Cost of funds to us of prime rate plus 3%; and
●	Due upon demand.

As of December 31, 2021 and 2020, the amount outstanding pursuant to the Myrick LOC was $859 and $0, respectively. For the years ended December 31, 2021 and 2020, interest expense was $6 and $19, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2022, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2021 and 2020, the amount outstanding pursuant to the Shuman LOC was $125 and $1,325, respectively. Interest expense was $77 and $135 for the years ended December 31, 2021 and 2020, respectively.

Line of Credit with Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 6%; and
●	Due in July 2022, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Swanson LOC was fully borrowed as of December 31, 2021 and 2020. Interest expense was $619 and $709 for the years ended December 31, 2021 and 2020, respectively.

During December 2021, the full Swanson LOC was assigned to Judith Swanson, as trustee of a trust.

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

The total balance of the New LOC Agreements was $2,909 and $4,159 as of December 31, 2021 and 2020, respectively. Interest expense was $262 and $341 for the year ended December 31, 2021 and 2020, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of our commercial mortgage was $604 and $619 as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, interest expense was $32 and $33, respectively.

Community Loan

During June 2020, we entered into a business loan agreement with Community Bank (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	First principal payment due July 2023;
●	Secured by certain of our foreclosed assets;
●	Interest rate at 3.8% per annum based on a year of 360 days; and
●	Due in July 2025.

The principal amount for the Community Loan was $217 and $362 as of December 31, 2021 and 2020, respectively. Interest expense for the years ended December 31, 2021 and 2020 was $11 and $8, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $7 and $8 as of December 31, 2021 and 2020, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$4,847	$2,969	$7,981	$5,919
S.K. Funding	8,084	5,500	4,551	3,898

Lender
Shuman	566	125	1,916	1,325
Jeff Eppinger	3,328	1,500	2,206	1,500
Hardy Enterprises, Inc.	-	-	1,590	1,000
Gary Zentner	-	-	424	250
R. Scott Summers	1,475	847	1,259	847
John C. Solomon	1,139	563	743	563
Swanson	9,803	6,841	9,381	6,685

Total	$29,242	$18,345	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2021 and 2020 was 9.28% and 10.38%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months. The following table shows the roll forward of our Notes Program:

	December 31, 2021	December 31, 2020

Gross notes outstanding, beginning of period	$21,482	$20,308
Notes issued	7,876	7,691
Note repayments / redemptions	(8,722)	(6,517)

Gross Notes outstanding, end of period	20,636	21,482

Less deferred financing costs, net	(367)	(416)

Notes outstanding, net	$20,269	$21,066

The following is a roll forward of deferred financing costs:

	December 31, 2021	December 31, 2020

Deferred financing costs, beginning balance	$942	$786
Additions	119	156
Deferred financing costs, ending balance	$1,061	$942
Less accumulated amortization	(694)	(526)
Deferred financing costs, net	$367	$416

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2021	December 31, 2020

Accumulated amortization, beginning balance	$526	$370
Additions	168	165
Disposals	-	(9)
Accumulated amortization, ending balance	$694	$526

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2022	6.0%	159	315
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	750	-
Subordinated Promissory Note	December 2021	10.5%	-	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	-	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	-	169
Subordinated Promissory Note	February 2023	10.0%	600	-
Subordinated Promissory Note	June 2023	10.0%	400	-
Subordinated Promissory Note	February 2021	11.0%	-	600
Subordinated Promissory Note	Demand	5.0%	-	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	-
Subordinated Promissory Note	November 2021	9.5%	-	200
Subordinated Promissory Note	November 2023	9.5%	200	-
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	-
Subordinated Promissory Note	July 2023	8.0%	100	-
Subordinated Promissory Note	July 2024	5.0%	1,500	-
Subordinated Promissory Note	September 2023	7.0%	94	-
Subordinated Promissory Note	October 2023	7.0%	100	-
Subordinated Promissory Note	December 2025	8.0%	180	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	-	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	-	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
			$7,444	$5,911

(1) Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2) Due six months after lender gives notice.

(3) Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4) These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

(5) These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority:

	Priority Rank	December 31, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,165	$22,968
Secured line of credit from affiliates	2	859	-
Unsecured line of credit (senior)	3	1,250	500
EIDL advance	3	-	10
Other unsecured debt (senior subordinated)	4	1,053	1,800
Unsecured Notes through our public offering, gross	5	20,636	21,482
Other unsecured debt (subordinated)	5	4,693	2,747
Other unsecured debt (junior subordinated)	6	447	864

Total		$48,103	$50,371

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2021, and 2020, we had combined loans outstanding of 239 and 222, respectively. Gross loans outstanding were $50,763 and $50,449 as of December 31, 2021 and 2020, respectively.

Our net cash provided by operating activities increased $779 to $1,549 as of December 31, 2021 compared to $770 for the same period of 2020. The increase was primarily due to higher net income of $765 for the period ended December 31, 2021 compared to $(1,929) for the same period of 2020 which was offset by lower accrued interest payable of $716 for the period ended December 31, 2021 compared to $1,422 for the same period of 2020.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $22,902 and $19,495 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate a significant increase in our gross loan receivables over the 12 months subsequent to December 31, 2021 by directly increasing originations to new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2021	As of December 31, 2020
Secured debt, net of deferred financing costs	$20,016	$22,959
Unsecured debt, net of deferred financing costs	$27,713	$26,978
Equity*	$6,604	$5,259
Cash	$3,735	$4,749

*Equity includes Members’ Capital and Redeemable Preferred Equity.

As of December 31, 2021 and 2020, cash was $3,735 and $4,749, respectively. During 2021, the Company made the decision to pay down secured debt with high interest rates. The New Line of Credit Agreements decreased $1,250 to $2,909 as of December 31, 2021, compared to $4,159 for the same period of 2020. In addition, the Shuman Line of Credit Agreement decreased $1,200 to $125 as of December 31, 2021 compared to $1,325 for the same period of 2020. Secured debt, net of deferred financing costs decreased $2,943 to $20,016 as of December 31, 2021 compared to $22,959 for the same period of 2020. We anticipate secured debt to increase as our loan receivable balances increase.

Unsecured debt, net of deferred financing costs increased $735 to $27,713 as of December 31, 2021 compared to $26,978 for the same period of 2020. The increase in unsecured debt primarily related to unsecured notes sold outside of our Notes Program.

We borrowed approximately $361 in each of February 2021 and May 2020, pursuant to the PPP, which was to cover payroll and other identified costs. During August 2021 and November 2020, the full principal amount of the PPP loans and the accrued interest were forgiven by the U.S. Small Business Administration.

During April 2020, the Company received an EIDL Advance of $10 which was used for payroll and other certain operating expenses. In February 2021, the full EIDL Advance of $10 and accrued interest were forgiven by the U.S. Small Business Administration.

Equity increased $1,345 to $6,604 as of December 31, 2021 compared to $5,259 for the same period of 2020. The increase was due primarily to Series C cumulative preferred equity. As of December 31, 2021, Series C cumulative preferred equity increased $1,432 to $5,014 compared to $3,582 for the same period of 2020. The increase in equity was partially offset by a decrease in Class A common equity to a deficit of $130 as of December 31, 2021 compared to equity of $47 for the same period of 2020.

We anticipate an increase in our equity during the 12 months subsequent to December 31, 2021, through retaining earnings. If we are not able to increase our equity through retained earnings, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2022 is $28,238, which consists of secured borrowings of $19,219 and unsecured borrowings of $9,019.

Secured borrowings maturing through the year ending December 31, 2022 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2022 with actual maturity and renewal dates:

●	Swanson – $6,841 due July 2022 and automatically renews unless notice given;
●	Shuman – $125 due July 2022 and automatically renews unless notice is given;
●	S. K. Funding – $3,500 due July 2022 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2023;
●	Builder Finance, Inc – $2,969 with no expiration date;
●	New LOC Agreements - $2,909 generally one-month notice and six months to reduce principal balance to zero;
●	Myrick LOC - $859 and due upon demand; and
●	Mortgage Payable – $15 due monthly.

Unsecured borrowings due by December 31, 2022 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $7,074 and $1,945, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 80% of our Note holders reinvest upon maturity. The 36 month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of December 31, 2021, the 36-month Notes were $376. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today.

General economic inflation has been a factor and seems like it will continue to be a factor in all businesses for now and going forward. This impacts our customers and ourselves. One of our main focuses in 2021 and in 2022 is to increase our margin to counterbalance the cost of inflation to our expenses.

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

(Source: U.S. Census Bureau)

To date, changes in housing starts, CD rates, and inflation have not had a material impact on our business. The effect of significant long term interest rate increases may be detrimental to our earnings

Recent Accounting Pronouncements

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Mr. Wallach was initially elected to a three-year term that expired in March 2016 and his current three-year term expires in March 2022, Mr. Summers was initially elected to a two-year term that expired in March 2014 and his current three-year term expires in March 2023, Mr. Rauscher was initially elected to a three-year term that expired in March 2018 and his current three-year term expires in March 2024, and Mr. Sheldon was initially elected to a one-year term that expired in March 2020 and his current three-year term expires in March 2023.

Daniel M. Wallach, age 54, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 25 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 46, is our Executive Vice President of Operations, a position to which she was appointed in July 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Mark Reynolds, age 47, was appointed Executive Vice President of Sales in April 2021. Mr. Reynolds, has over 19 years of experience in the construction finance industry. He was previously our Regional Sales Manager from May 2016 until April 2021 and was also the National Real Estate Owned (“REO”) Manager from January 2020 until April 2021. Previously, Mr. Reynolds held various positions with 84 Lumber Company, including REO Specialist, where he worked with counsel to negotiate liens, finish building houses, and relieve as much debt as possible while controlling losses (from 2008 through 2014), National Finance Manager, in residential financing (from 2006 through 2008), and Regional Finance Manager, in commercial financing, where he helped finance projects such as hotels, apartments, restaurants, and casinos (from 2000 through 2004). Mr. Reynolds attended Indiana University at South Bend, where he studied Business Management.

Catherine Loftin, age 43, is our Chief Financial Officer, to which she was appointed in April 2021. Ms. Loftin previously served as Acting Chief Financial Officer from July 2019 to April 2021 and as Chief Financial Officer from January 2018 to May 2019 and continued to serve as our employee since May 2019. Ms. Loftin previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Loftin was the Corporate Controller for Lucas Group from November 2017 to June 2018, Division Controller for Pulte Group from July 2014 through November 2017 and Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Loftin spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Loftin started her accounting career with PricewaterhouseCoopers with an internship in 1999 and an associate in 2001. Ms. Loftin received her Bachelors of Business of Administration from the Terry College of Business School at the University of Georgia in 2000, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business in 2001.

William Myrick, age 60, is our Executive Vice President, to which he was appointed on April 20, 2021. Mr. Myrick previously served as Executive Vice President of Sales since March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 75, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in December 2019. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 56, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Gregory L. Sheldon, age 63, has been one of our independent managers since March 2019. Mr. Sheldon brings 41 years of business experience building global corporations and integrating acquisitions across finance, supply chain, manufacturing, and the corporate functions. Since March 2021 he has served as the Interim CIO for TherapeuticsMD, an innovative pharmaceutical company exclusively committed to advancing women’s health. His previous roles include Global Chief Information Officer for Mylan, Inc., from October 2008 to March 2013, the CIO for Duquesne Light Company from August 2013 to March 2015, and, from October 2018 until December 2019, as the Interim CIO for MiMedx Group, Inc. Since July 2014, Mr. Sheldon has been an owner of two companies which invest in land acquisition, development, and the construction of residential homes: White Column Investments, LLC, where he is the President and Managing Member, and Sheldon Investments, LLC. Since 2017, he has served as a non-compensated advisor to Mark Hoskins, who owns Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, which are companies that design, develop, and build single family homes, and which are also two of our customers. Mr. Sheldon has been the owner of Greg Sheldon and Associates, LLC, a consultant, and strategic advisor to clients in the life sciences, consumer products, technology, and manufacturing industries since April 2015. Mr. Sheldon has held multiple leadership positions with leading, global companies including Kraft General Foods, Georgia-Pacific, and Pfizer Inc., and the start-up of The Georgia Lottery. He graduated from Georgia State University with a Master of Science in Management and from Georgia Institute of Technology with a Bachelor of Science in Industrial Management.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

This discussion describes our compensation philosophy and policies for our executive officers, which currently includes our CEO, EVP, EVP of Operations, EVP of Sales and CFO.

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

Bonus

We pay each of our executive officers a team bonus mostly based on our overall profitability, which rewarded each of them $1,300 and $1,200 in 2021 and 2020, respectively. In addition, we rewarded an annual bonus of $1,800 for both 2021 and 2020, which is extended to compensate vacation expenses. Finally, each executive officer is eligible for a portion of net income earned, or profit share.

We pay our EVP of Sales monthly bonus based on a percentage of all new sales and construction loan payoffs.

Membership Interests

As the beneficial owner of 80.7% (as of March 1, 2022) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Our Executive Vice President of Operations owns 2% of our outstanding common membership interests and our Executive Vice President owns 15.3% of our outstanding common membership interests. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

Summary Compensation Table

The following table provides a summary of the compensation received by our named executive officers for the last two completed fiscal years:

Name and Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)		Total
Mr. Wallach	2021	$72,240	$1,300	–	–	–	–	49,460		$123,000
	2020	72,240	1,200	–	–	–	–	–		73,440
Ms. Harshman	2021	112,550	3,100	–	–	–	–	63,639		179,289
	2020	115,817	1,200	–	–	–	–	–		117,017
Mr. Reynolds (3)	2021	90,975	83,515	–	–	–	–	37,523		212,013
	2020	60,000	61,373	–	–	–	–	10,000	(3)	131,373

(1) Amounts in the Bonus column represent amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

(3) Mr. Reynolds did not serve as an executive officer of the Company in 2020 and was appointed EVP of Sales in April 2021. In addition, Mr. Reynolds received forgiveness for an employee loan for $20,000 and $10,000 in 2021 and 2020, respectively.

Changes for 2022

Mr. Wallach will receive a base salary of $72,240 for 2022. Ms. Harshman, our Executive Vice President of Operations, will receive a base salary of $112,550 for 2022 and an annual bonus of $7,000. Mr. Reynolds, our EVP of Sales, will receive a base salary of $90,975 and will receive a monthly bonus based on a percentage of all new sales and construction loan payoffs. In addition, Mr. Wallach, Ms. Harshman and Mr. Reynolds will receive the team and vacation bonus, which will reward between $0 and $3,600 and $1,800, respectively.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2021:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2021:

Title of Class	Name and Address of Owner(1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	87.53	3.3%	$(4,316)	(0.1)%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	2,033.43	77.4%	(100,264)	(1.5)%
Class A Common Units	Kenneth R. Summers	26.29	1.0%	(1,296)	-%
Class A Common Units	Eric A. Rauscher	26.29	1.0%	(1,296)	-%
Class A Common Units	William Myrick	402.88	15.3%	(19,866)	(0.3)%
Class A Common Units	Barbara Harshman	52.58	2.0%	(2,593)	(0.1)%
Subtotal of Common Voting Equity		2,629.00	100.0%	(129,631)	(2.0)%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	18.05	36.0%	1,804,503	27.3%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	6.31	12.6%	631,371	9.6%
Series C Preferred Units	Other Holders of Series C Preferred Units	25.78	51.4%	2,577,911	39.0%
Subtotal of Series C Preferred Units		50.14	100.0%	5,013,785	75.9%
Series B Preferred Units	Holders of Series B Preferred Units	17.20	100.0%	1,720,000	26.1%
Total Members’ Capital and Redeemable Preferred Equity		2,696.34		$6,604,154	100.0%

(1)	The addresses of each Class A Common Unit owners named above are:

●	Daniel and Joyce Wallach, the 2007 Daniel M. Wallach Legacy Trust, William Myrick, and Barbara Harshman are 13241 Bartram Park Blvd., Suite 2401, Jacksonville, FL 32258;
●	Kenneth R. Summers is PO Box 995, Morgantown, WV 26507; and
●	Eric A. Rauscher is 2706 South Park Rd, Bethel Park, PA 15102.

The address of each Series C Preferred Unit owners named above are:

●	Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd, Suite 2401, Jacksonville, FL 32258; and
●	Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

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

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC”). The total outstanding balance on the Wallach LOC at December 31, 2021 and 2020 were both $0. The largest aggregate amount of principal outstanding on the Wallach LOC during 2020 was $0. Interest paid on the Wallach LOC was $0 and less than $1,000 for the years ended December 31, 2021 and 2020, respectively. The total outstanding balance on the Wallach Trust LOC as of both December 31, 2021 and 2020 was $0. The largest aggregate amount of principal outstanding on the Wallach Trust LOC during 2020 was $0. We have had no borrowings on the Wallach Trust LOC in 2021 or 2020. Each of the lines of credit is evidenced by a promissory note, is payable upon demand of the lender, and generally bears an interest rate equal to the prime rate plus 3%. Pursuant to each promissory note, the lender has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2021, and 2020, the interest rate was 6.25% for both the Wallach LOC and the Wallach Trust LOC.

The original entries into the Wallach LOC and the Wallach Trust LOC were approved by Mr. Wallach in his capacity as sole manager prior to the time we had independent managers. As the demand loans were made at rates equal to the lenders’ cost of funds, Mr. Wallach determined the terms of the demand loans to be as favorable to us as those generally available from unaffiliated third parties. The independent managers ratified and approved these transactions subsequent to the formation of the board of managers. See “Risk Factors — Risks Related to Conflicts of Interest — Our CEO (who is also on our board of managers) and Executive Vice President will face conflicts of interest as a result of the secured lines of credit made to us, which could result in actions that are not in the best interests of our Note holders.” In June 2018, the Company’s board of managers (with Mr. Wallach abstaining) approved amendments to the Wallach LOC and Wallach Trust LOC to change the interest rate on each to generally equal the prime rate plus 3%.

During June 2018, we entered into a line of credit agreement with our EVP William Myrick (the “Myrick LOC Agreement”), which was approved by the Company’s board of managers. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) secured by a lien against all of our assets with the following terms with principal not to exceed $1,000,000. The interest rate on the Myrick LOC is generally equal to the prime rate plus 3%. The Myrick LOC is due upon demand. As of December 31, 2021 and 2020, the amount outstanding pursuant to the Myrick LOC was $859,000 and $0, respectively. The largest aggregate amount of principal outstanding on the Myrick LOC during 2021 and 2020 was $1,000,000 and $0, respectively. Interest expense was $6,000 and $19,000 for the years ended December 31, 2021 and 2020, respectively.

During July 2019, we entered into five separate line of credit agreements (the “New LOC Agreements”), one of which was with R. Scott Summers, the son of Kenneth R. Summers, one of our independent managers. The Company’s board of managers approved the Company entering into the agreement which provides us with a line of credit secured with assignments of certain notes and mortgages and a lien against all of our assets, and with principal not to exceed $2,000,000 which is R. Scott Summers portion of the New LOC Agreements. The interest rate is 9% and terms include termination upon 30 days’ notice. As of December 31, 2021 and 2020, the amount outstanding pursuant to the New LOC Agreements was $2,909,000 and $847,000, respectively. The largest aggregate amount of principal outstanding on the New LOC Agreements during 2021 and 2020 was $3,859,000 and $847,000, respectively. Interest expense was $262,000 and $86,000 for the years ended December 31, 2021 and 2020, respectively.

Notes Program Investments

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $3,989,000 outstanding at December 31, 2021. For the years ended December 31, 2021 and 2020 our investments from affiliates which exceed $120,000 through our Notes Program and other unsecured debt are detailed below:

(All dollar [$] amounts shown in table in thousands.)

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2021	2020	2021	2021	2020
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$36	$47

Capture HD Inc., Defined Benefit Plan & Trust	Sponsor is Brother of Employee	1,000	1,000	11.00%	149	142

David Wallach Living Trust	Father of Member	571	577	10.23%	58	60

Gregory L. Sheldon	Independent Manager	577	1,053	10.22%	59	112

Joseph Rauscher	Parent of Independent Manager	195	195	11.00%	21	14

Kenneth Summers	Independent Manager	100	189	4.00%	1	20

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	148	132	9.88%	15	14

Kimberly Bedford	Employee	148	160	10.88%	16	16

Lamar Sheldon	Parent of Independent Manager	253	217	9.03%	23	21

Other Notes Investments

The Company has a Senior Subordinated Promissory Note to the father of Mr. Wallach in the principal amount of $333,000. The annual interest rate on that promissory note is 10% and the lender may require us to repay $20,000 of principal and all unpaid interest with 10 days’ notice. As of December 31, 2021 and 2020, the amount outstanding pursuant to the promissory note was $333,000 and $352,000, respectively. The largest aggregate amount of principal outstanding on the promissory note during 2021 and 20020 was $352,000 and $400,000, respectively. Interest expense was $32,000 and $40,000 for the years ended December 31, 2021 and 2020, respectively.

Hoskins Group’s Series B Preferred Equity

The Series B cumulative preferred membership units (“Series B Preferred Units”) of our membership interests were first issued to the Hoskins Group through a reduction in the amount owed by us on a loan in which a member of the Hoskins Group is the lender. They are redeemable only at the option of the Company or upon a change or control or liquidation. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B Preferred Units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. The Hoskins Group purchased 0.9 and 1.6 Series B Preferred Units in 2021 and 2020, respectively.

Series C Preferred Equity

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, as of December 31, 2021, we have issued approximately 2.03 Series C Preferred Units to Daniel M. Wallach, our CEO, for distribution proceeds of approximately $203,000 and we have issued approximately 0.51 Series C Preferred Units to Gregory L. Sheldon for distribution proceeds of approximately $51,000. During 2021, Mr. Sheldon invested an additional $200,000 in Series C Preferred Equity.

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

Sale of Commercial Loans

During November and December 2021, the Company serviced two construction loans for William Myrick (the Company’s Executive President). The funding for construction fees and services for both Loans were provided by Mr. Myrick’s LOC. As of December 31, 2021, the Company continued to service both loans.

During December 2021, the Company sold one loan to Gregory Sheldon (one of the Company’s Mangers) for approximately $405,000. As of December 31, 2021, the Company continued to service the loan.

In July 2020, the Company purchased two loans at cost from Daniel M. Wallach (the Company’s Chief Executive Officer and Chairman of the board of managers) for approximately $198,000. Those loans had previously been purchased from the Company by Mr. Wallach. As of December 31, 2021, the Company continued to service both loans.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee reviewed the audit services performed by Warren Averett for 2021 and 2020. The aggregate agreed-upon and billed fees for professional accounting services provided by Warren Averett, including the audit of our annual consolidated financial statements, for the years ended December 31, 2021 and 2020, are set forth in the table below.

	2021	2020
Audit Fees	$149,000	$128,000

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

All services rendered by Warren Averett for the year ended December 31, 2021 were pre-approved in accordance with the policies set forth above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Amended, Restated and Consolidated Credit Agreement dated January 27, 2022 by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins

10.2	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 Financial, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.11	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.12	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.13	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.14	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.15	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.16	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.17	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.18	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.19	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.20	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.21	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.22	Master Loan Modification Agreement between Shepherd’s Finance, LLC and Paul Swanson effective as of April 11, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.23	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.24	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.25	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.26	Loan Modification Agreement by and between Shepherd’s Finance, LLC and Paul Swanson, dated as of December 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2019, Commission File No. 333-203707

10.27	Loan Agreement by and between Shepherd’s Finance, LLC and LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.28	Note from Shepherd’s Finance, LLC in favor of LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.29	Loan Agreement dated February 5, 2021 by and between the Registrant and LCA Bank Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

10.30	Promissory Note dated February 5, 2021 from the Company in favor of LCA Bank Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

21.1*	Subsidiaries of Shepherd’s Finance, LLC

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

104	Inline XBRL Cover Page Interactive Data File

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 10, 2022	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 10, 2022
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Loftin	Chief Financial Officer	March 10, 2022
Catherine Loftin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 10, 2022
Kenneth R. Summers

/s/ Eric A. Rauscher	Manager	March 10, 2022
Eric A. Rauscher

/s/ Gregory L. Sheldon	Manager	March 10, 2022
Gregory L. Sheldon

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2021 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shepherd’s Finance, LLC as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB #2226

Birmingham, Alabama

March 10, 2022

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2021, and 2020

(in thousands of dollars)	2021	2020

Assets
Cash and cash equivalents	$3,735	$4,749
Accrued interest receivable	598	601
Loans receivable, net	46,943	46,405
Real estate investments	1,651	1,181
Foreclosed assets	2,724	4,449
Premises and equipment	875	903
Other assets	1,089	981
Total assets	$57,615	$59,269
Liabilities and Members’ Capital
Customer interest escrow	$479	$510
Accounts payable and accrued expenses	296	289
Accrued interest payable	2,464	3,158
Notes payable secured, net of deferred financing costs	20,016	22,959
Notes payable unsecured, net of deferred financing costs	27,713	26,978
PPP loan and EIDL advance	-	10
Due to preferred equity members	43	106
Total liabilities	$51,011	$54,010

Commitments and Contingencies (Note 11)

Redeemable Preferred Equity
Series C preferred equity	$5,014	$3,582

Members’ Capital
Series B preferred equity	1,720	1,630
Class A common (deficit) equity	(130)	47
Members’ capital	$1,590	$1,677

Total liabilities, redeemable preferred equity and members’ capital	$57,615	$59,269

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

(in thousands of dollars)	2021	2020

Net Interest Income
Interest and fee income on loans	$7,944	$8,209
Interest expense:
Interest related to secured borrowings	1,973	2,973
Interest related to unsecured borrowings	3,147	3,153
Interest expense	$5,120	$6,126

Net interest income	2,824	2,083

Less: Loan loss provision	588	1,805
Net interest income after loan loss provision	2,236	278

Non-Interest Income
Gain on sale of foreclosed assets	$166	$160
Gain on foreclosure of assets	67	52
Gain on the extinguishment of debt	371	361
Impairment gains on foreclosed assets	-	91
Total non-interest income	$604	$664

Income	2,840	942

Non-Interest Expense
Selling, general and administrative	$1,873	$2,185
Depreciation and amortization	53	85
Loss on the sale of foreclosed assets	92	102
Loss on foreclosure	47	54
Impairment loss on foreclosed assets	10	445
Total non-interest expense	2,075	2,871

Net income (loss)	$765	$(1,929)

Earned distribution to preferred equity holders	701	525

Net income (loss) attributable to common equity holders	$64	$(2,454)

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2021 and 2020

(in thousands of dollars)	2021	2020

Members’ capital, beginning balance	$1,677	$4,188
Net income (loss) less distributions to Series C preferred equity holders of $533 and $372	232	(2,301)
Contributions from Series B preferred equity holders	90	160
Earned distributions to Series B preferred equity holders	(168)	(153)
Distributions to common equity holders	(241)	(217)

Members’ capital, ending balance	$1,590	$1,677

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

(in thousands of dollars)	2021	2020

Cash flows from operations
Net income (loss)	$765	$(1,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred financing costs	168	158
Provision for loan losses	588	1,805
Change in loan origination fees, net	99	87
Depreciation and amortization	53	85
Impairment of foreclosed assets, net	10	354
Gain on foreclosed assets	(67)	(52)
Gain on sale of foreclosed assets, net	(166)	(160)
Loss on foreclosed assets	47	54
Loss on sale of foreclosed assets	92	102
Gain on extinguishment of debt	(371)	(361)
Net change in operating assets and liabilities:
Other assets	(133)	(831)
Accrued interest receivable	3	430
Customer interest escrow	(262)	(217)
Accrued interest payable	716	1,422
Accounts payable and accrued expenses	7	(177)

Net cash provided by operating activities	1,549	770

Cash flows from investing activities
Loan originations and principal collections, net	(2,016)	3,814
Investment in foreclosed assets	(818)	(1,410)
Additions for construction in real estate investments	(670)	(41)
Deposits for construction in real estate investments	200	-
Proceeds from sale of foreclosed assets	3,418	3,697

Net cash provided by investing activities	114	6,060

Cash flows from financing activities
Contributions from preferred B equity holders	90	160
Contributions from preferred C equity holders	1,000	300
Distributions to redeemable preferred equity holders	(101)	(49)
Distributions to common equity holders	(241)	(217)
Proceeds from secured note payable	9,319	12,927
Repayments of secured note payable	(12,420)	(18,379)
Proceeds from unsecured notes payable	9,088	10,103
Redemptions/repayments of unsecured notes payable	(9,655)	(9,018)
Proceeds from PPP loan and EIDL advance	361	371
Deferred financing costs paid	(118)	(162)

Net cash used in financing activities	(2,677)	(3,964)

Net change in cash and cash equivalents	(1,014)	2,866

Cash and cash equivalents
Beginning of period	4,749	1,883
End of period	$3,735	$4,749

Supplemental disclosure of cash flow information
Cash paid for interest	$5,814	$5,501

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$43	$106
Earned by Series B preferred equity holders and distributed to customer interest escrow	$231	$83
Foreclosure of assets transferred from loans receivable, net	$791	$2,118
Earned but not paid distributions of Series C preferred equity holders	$503	$372
Secured and unsecured notes payable transfers	$158	$1,424
Accrued interest payable transferred to unsecured notes payable	$1,410	$797
Construction loans funded through the reduction of Secured LOC from affiliates	$141	$-
Transfer of loan receivables to real estate investments	$-	$1,140
PPP forgiveness in reduction of debt	$371	$361

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of one consolidating subsidiary, Shepherd’s Stable Investments, LLC. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders (in 20 states as of December 31, 2021) to:

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $65 and $85 for the years ended December 31, 2021 and 2020, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash account in a deposit account which, at times, may exceed federally insured limits. The Company monitors this bank account and does not expect to incur any losses from such account.

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

Deferred Financing Costs, Net

Deferred financing costs consist of certain costs associated with financing activities related to the issuance of debt securities (deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. The deferred financing costs are reflected as a reduction in the unsecured notes offering liability.

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

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements and disclosures to conform to the current period’s presentation.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. At December 31, 2021, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2021		December 31, 2020
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	26%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	7%	Orlando, FL	12%
Third highest concentration risk	Spokane, WA	4%	Cape Coral, FL	6%

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

Impaired Loans

The appraisals used to establish the value of impaired loans are based on similar properties at similar times; however due to the differences in time and properties, the impaired loans are classified as Level 3. There were 23 and 29 impaired loan assets as of December 31, 2021 and December 31, 2020, respectively.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2021 and 2020:

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2021		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,724	$2,724	$–	$–	$2,724
Impaired loans due to COVID-19, net	5,129	5,129	–	–	5,129
Other impaired loans, net	2,572	2,572	–	–	2,572
Total	$10,425	$10,425	$–	$–	$10,425

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2020		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$4,449	$4,449	$–	$–	$4,449
Impaired loans due to COVID-19, net	9,054	9,054	–	–	9,054
Other impaired loans, net	1,064	1,064	–	–	1,064
Total	$14,567	$14,567	$–	$–	$14,567

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

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both December 31, 2021 and 2020. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Interest receivable from our customers is due approximately 15 days after it is billed; therefore, the carrying amount approximates fair value for the years ended December 31, 2021 and 2020.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but the fair value approximates the carrying value at both December 31, 2021 and 2020 because: 1) the customer loans are demand loans, 2) it is not possible to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2021 and 2020. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,735	$3,735	$4,749	$4,749
Loans receivable, net	46,943	46,943	46,405	46,405
Accrued interest on loans	598	598	601	601
Financial Liabilities
Customer interest escrow	479	479	510	510
Notes payable secured, net	20,016	20,016	22,959	22,959
Notes payable unsecured, net	27,713	27,713	26,978	26,978
Accrued interest payable	2,464	2,464	3,158	3,158

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

The following table is a roll forward of real estate investment assets:

	December 31, 2021	December 31, 2020

Beginning balance	$1,181	$–
Transfers from loans	–	1,140
Deposits from real estate investments	(200)	–
Additions for construction/development	670	41
Ending balance	$1,651	$1,181

5. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Loans receivable, gross	$50,763	$50,449
Less: Deferred loan fees	(1,143)	(1,092)
Less: Deposits	(934)	(1,337)
Plus: Deferred origination costs	305	353
Less: Allowance for loan losses	(2,048)	(1,968)

Loans receivable, net	$46,943	$46,405

The allowance for loan losses at December 31, 2021 was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for specific reserves due to the impact of COVID-19. During the year ended December 31, 2021, we incurred $509 in direct charge offs.

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

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2021, we have 66 borrowers, all of whom borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 3% above our cost of funds. In addition, we charge a 5% loan fee. The cost of funds was 10.91% as of December 31, 2021 and the interest rate charged to most customers was 13.91%. The loans are demand loans. Most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of the loan portfolio to builders for home construction loans as of December 31, 2021 and 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2021	20	66	224	$98,935	$66,008	$43,106	67	%(3)	5%
2020	21	67	213	$86,268	$61,714	$42,219	72%		5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2021 and 2020:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread
2021	6	12	15	$12,464	$9,095	$7,657	61	%(4)	varies
2020	5	8	9	$11,628	$10,815	$8,230	71%		7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,720 and $1,630 as of December 31, 2021 and 2020, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2021	December 31, 2020

Pass	$38,893	$35,544
Special mention	2,344	3,089
Classified – accruing	–	–
Classified – nonaccrual	9,526	11,816

Total	$50,763	$50,449

Finance Receivables – Method of impairment calculation:

	December 31, 2021	December 31, 2020

Performing loans evaluated individually	$16,495	$16,412
Performing loans evaluated collectively	24,742	22,221
Non-performing loans without a specific reserve	596	1,518
Non-performing loans with a specific reserve	8,930	10,298

Total evaluated collectively for loan losses	$50,763	$50,449

At December 31, 2021 and 2020, there were no loans acquired with deteriorated credit quality.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Unpaid principal balance (contractual obligation from customer)	$10,035	$11,888
Charge-offs and payments applied	(509)	(72)
Gross value before related allowance	9,526	11,816
Related allowance	(1,825)	(1,698)
Value after allowance	$7,701	$10,118

6. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Beginning balance	$4,449	$4,916
Additions from loans	791	2,118
Additions for construction/development	818	1,410
Sale proceeds	(3,418)	(3,697)
Loss on foreclosure	(47)	(54)
Loss on sale of foreclosed assets	(92)	(102)
Gain on foreclosure	67	52
Gain on sale of foreclosed assets	166	160
Impairment loss on foreclosed assets	(10)	(290)
Impairment loss on foreclosed assets due to COVID-19	-	(64)
Ending balance	$2,724	$4,449

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2021	December 31, 2020
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,165	$22,968
Secured line of credit from affiliates	2	859	-
Unsecured line of credit (senior)	3	1,250	500
EIDL advance	3	-	10
Other unsecured debt (senior subordinated)	4	1,053	1,800
Unsecured Notes through our public offering, gross	5	20,636	21,482
Other unsecured debt (subordinated)	5	4,693	2,747
Other unsecured debt (junior subordinated)	6	447	864

Total		$48,103	$50,371

The following table shows the maturity of outstanding debt as of December 31, 2021:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2022	$28,238	$7,074	$1,945	$19,219
2023	5,060	3,475	1,514	71
2024	8,716	5,002	3,587	127
2025	5,565	5,085	398	82
2026 and thereafter	524	-	-	524
Total	$48,103	$20,636	$7,444	$20,023

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 6% and 11% for both 2021 and 2020). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

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

The Seventh Amendment had a term of 24 months and automatically renews for additional six-month terms unless either party gives written notice of its intent not to renew at least six months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

In April 2021, we entered into the Eleventh Amendment (the “Eleventh Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Eleventh Amendment was to allow a principal increase to $2,000 from the original $1,000 in the Tenth Amendment dated January 2019. In addition, if the collateral value drops then an unsecured portion or $400 may be used until the collateral is increased back to $2,000.

The Eleventh Amendment has a term of 12 months and will automatically renew for an additional six-month term unless either party gives written notice of its intent not to renew at least five months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 6.25% as of December 31, 2021 and 2020. As of December 31, 2021, and 2020, the amount outstanding pursuant to the Wallach LOC was $0. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 6.25% as of December 31, 2021 and 2020. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2021 and 2020. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

Line of Credit with William Myrick

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Executive Vice President (“EVP”), William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all of our assets;
●	Cost of funds to us of prime rate plus 3%; and
●	Due upon demand.

As of December 31, 2021 and 2020, the amount outstanding pursuant to the Myrick LOC was $859 and $0, respectively. For the years ended December 31, 2021 and 2020, interest expense was $6 and $19, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2022, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2021 and 2020, the amount outstanding pursuant to the Shuman LOC was $125 and $1,325, respectively. Interest expense was $77 and $135 for the years ended December 31, 2021 and 2020, respectively.

During December 2021, the full Swanson LOC was assigned to Judith Swanson, a trustee of the 2021 Income Trust.

Line of Credit with Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 6%; and
●	Due in July 2022, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Swanson LOC was fully borrowed as of December 31, 2021 and 2020. Interest expense was $619 and $709 for the years ended December 31, 2021 and 2020, respectively.

During December 2021, the full Swanson LOC was assigned to Judith Swanson, as trustee of a trust.

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

The total balance of the New LOC Agreements was $2,909 and $4,159 as of December 31, 2021 and 2020, respectively. Interest expense was $262 and $341 for the year ended December 31, 2021 and 2020, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $604 and $619 as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, interest expense was $32 and $33, respectively.

Community Loan

During June 2020, we entered into a business loan agreement with Community Bank (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	First principal payment due July 2023;
●	Secured by certain of our foreclosed assets;
●	Interest rate at 3.8% per annum based on a year of 360 days; and
●	Due in July 2025.

The principal amount for the Community Loan was $217 and $362 as of December 31, 2021 and 2020, respectively. Interest expense for the years ended December 31, 2021 and 2020 was $11 and $8, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $7 and $8 as of December 31, 2021 and 2020, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2021		December 31, 2020
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$4,847	$2,969	$7,981	$5,919
S.K. Funding	8,084	5,500	4,551	3,898

Lender
Shuman	566	125	1,916	1,325
Jeff Eppinger	3,328	1,500	2,206	1,500
Hardy Enterprises, Inc.	-	-	1,590	1,000
Gary Zentner	-	-	424	250
R. Scott Summers	1,475	847	1,259	847
John C. Solomon	1,139	563	743	563
Swanson	9,803	6,841	9,381	6,685

Total	$29,242	$18,345	$30,051	$21,987

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2021 and 2020 was 9.28% and 10.38%, respectively, not including the amortization of deferred financing costs. There are limited rights of early redemption. We generally offer four durations at any given time, ranging from 12 to 48 months. The following table shows the roll forward of our Notes Program:

	December 31, 2021	December 31, 2020

Gross notes outstanding, beginning of period	$21,482	$20,308
Notes issued	7,876	7,691
Note repayments / redemptions	(8,722)	(6,517)

Gross Notes outstanding, end of period	20,636	21,482

Less deferred financing costs, net	(367)	(416)

Notes outstanding, net	$20,269	$21,066

The following is a roll forward of deferred financing costs:

	December 31, 2021	December 31, 2020

Deferred financing costs, beginning balance	$942	$786
Additions	119	156
Deferred financing costs, ending balance	$1,061	$942
Less accumulated amortization	(694)	(526)
Deferred financing costs, net	$367	$416

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2021	December 31, 2020

Accumulated amortization, beginning balance	$526	$370
Additions	168	165
Disposals	-	(9)
Accumulated amortization, ending balance	$694	$526

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2021	December 31, 2020
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2022	6.0%	159	315
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	750	-
Subordinated Promissory Note	December 2021	10.5%	-	146
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	April 2021	10.0%	-	174
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	March 2023	11.0%	-	169
Subordinated Promissory Note	February 2023	10.0%	600	-
Subordinated Promissory Note	June 2023	10.0%	400	-
Subordinated Promissory Note	February 2021	11.0%	-	600
Subordinated Promissory Note	Demand	5.0%	-	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	-
Subordinated Promissory Note	November 2021	9.5%	-	200
Subordinated Promissory Note	November 2023	9.5%	200	-
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	-
Subordinated Promissory Note	July 2023	8.0%	100	-
Subordinated Promissory Note	July 2024	5.0%	1,500	-
Subordinated Promissory Note	September 2023	7.0%	94	-
Subordinated Promissory Note	October 2023	7.0%	100	-
Subordinated Promissory Note	December 2025	8.0%	180	-
Senior Subordinated Promissory Note	March 2022(3)	10.0%	334	352
Senior Subordinated Promissory Note	March 2022(4)	1.0%	-	728
Junior Subordinated Promissory Note	March 2022(4)	22.5%	-	417
Senior Subordinated Promissory Note	October 2024(5)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(5)	20.0%	447	447
			$7,444	$5,911

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

(5)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

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

In May 2020, we borrowed approximately $361 pursuant to the PPP which was used for payroll and other certain operating expenses.

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

Roll forward of redeemable preferred equity:

	December 31, 2021	December 31, 2020

Beginning balance	$3,582	$2,959
Additions from new investment	1,000	300
Distributions	(101)	(49)
Additions from reinvestment	533	372

Ending balance	$5,014	$3,582

The following table shows the earliest redemption options for investors in Series C Preferred Units as of December 31, 2021:

Year Maturing	Total Amount Redeemable

2024	$3,244
2025	402
2026	309
2027	1,059

Total	$5,014

9. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”).

As of December 31, 2021, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both December 31, 2021 and 2020.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of December 31, 2021, and 2020, the Hoskins Group owns a total of 17.2 and 16.3 Series B Preferred Units, respectively, which were issued for a total of $1,720 and $1,630, respectively.

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

The Company has a loan agreement with William Myrick, our EVP (the “Myrick LOC Agreement”), pursuant to which Mr. Myrick provides us with the Myrick LOC. The Myrick LOC Agreement lays out the terms under which Mr. Myrick can lend money to us, providing that we desire the funds and Mr. Myrick wish to lend. The rate on the Myrick LOC generally equals prime plus 3%, as more fully described in Note 7.

Two of our managers each own 1% of our Class A common units. Barbara L. Harshman, our EVP of Operations, owns 2% of our Class A common units. Mr. Myrick owns 15.3% of our Class A common units.

Mr. Wallach and his wife’s parents own 18.05 and 1.45 of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 6.31 of our Series C Preferred Units.

The Company has a Senior Subordinated Promissory Note with the parents of Mr. Wallach for $333. The interest rate on the promissory note is 10% and the lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice, as more fully described in Note 7.

A son of one of our Managers is a minor participant in the Shuman LOC, which is more fully described in Note 7. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000.

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

In July 2020, the Company purchased two loans at cost from Mr. Wallach for approximately $198. As of December 31, 2021, no loans serviced by the Company were owned by Mr. Wallach.

In September 2018, we sold two loans to Mr. Myrick at their gross loan’s receivable balance of $394 and as such, no gain or loss was recognized on the sale. Cash received was $94 and the remaining purchase price was funded through a $300 reduction in the principal balance of the line of credit extended by Mr. Myrick to the Company.

In addition, during 2019 Mr. Myrick purchased two loans from the Company for approximately $456. In December 2019, Mr. Myrick purchased one loan from Mr. Wallach for approximately $254. During 2020 and 2019, one and four of Mr. Myrick’s loans paid off for approximately $245 and $765, respectively.

During 2021, Mr. Myrick purchased two loans for approximately $141 and both loans were serviced by the company as of December 31, 2021.

During 2021, one of our managers purchased one loan from the Company for $405 and the loan was serviced by the company as of December 31, 2021.

The Hoskins Group has a preferred equity interest in the Company. In addition, the Company has issued Series B Preferred Units to the Hoskins Group, as more fully described in Note 9 – Members’ Capital.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $3,989 outstanding at December 31, 2021. For the years ended December 31, 2021 and 2020 our investments from affiliates which exceed $120 through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2021	2020	2021	2021	2020
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$36	$47

Capture HD Inc., Defined Benefit Plan & Trust	Sponsor is Brother of Employee	1,000	1,000	11.00%	149	142

David Wallach Living Trust	Father of Member	571	577	10.23%	58	60

Gregory L. Sheldon	Independent Manager	577	1,053	10.22%	59	112

Joseph Rauscher	Parent of Independent Manager	195	195	11.00%	21	14

Kenneth Summers	Independent Manager	100	189	4.00%	1	20

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	148	132	9.88%	15	14

Kimberly Bedford	Employee	148	160	10.88%	16	16

Lamar Sheldon	Parent of Independent Manager	253	217	9.03%	23	21

11. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $22,902 and $19,495 at December 31, 2021 and 2020, respectively.

12. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2021 and 2020 are as follows:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2(1)	Quarter 1
	2021	2021	2021	2021	2020	2020	2020	2020

Net interest income (loss)	$958	$830	$625	$411	$932	$389	$(228)	$990
Loan loss provision	246	83	45	214	140	70	1,560	35
Net interest income (loss) after loan loss provision	712	747	580	197	792	319	(1,788)	955
Gain on sale of foreclosed assets	1	64	13	88	22	135	3	–
Gain on foreclosure of assets	67	–	–	–	52	–	–	–
Impairment gains on foreclosed assets	–	–	–	–	(4)	95	–	–
Gain on extinguishment of debt	–	361	–	10	361	–	–	–
SG&A expense	415	483	438	537	648	367	462	708
Depreciation and amortization	12	12	13	16	22	21	21	21
Loss on sale of foreclosed assets	23	–	51	18	16	51	–	35
Loss on foreclosure of assets	47	–	–	–	52	2	–	–
Impairment loss on foreclosed assets	–	–	–	10	241	4	91	109
Net income (loss)	$283	$677	$91	$(286)	$244	$104	$(2,359)	$82

(1)	During the quarter ended June 30, 2020, net interest income after loan loss provision was reduced due to COVID-19 by $1,492. In addition, the Company wrote off $469 of interest income directly related to COVID-19. During the quarter ended June 30, 2020, impairment loss on foreclosed assets of $91 was due to the impact of COVID-19.

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2021 and 2020:

	2021	2020
Selling, general and administrative expenses
Legal and accounting	$166	$224
Salaries and related expenses	819	975
Board related expenses	99	99
Advertising	65	85
Rent and utilities	53	52
Loan and foreclosed asset expenses	348	498
Travel	154	140
Other	169	112
Total SG&A	$1,873	$2,185

14. Subsequent Events

Management of the Company has evaluated subsequent events through March 10, 2022, the date these consolidated financial statements were issued.

