Form 10-Q
period 2022-03-31
Shepherd's Finance, LLC
filed 2022-05-12
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2021.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$2,961	$3,735
Accrued interest receivable	697	598
Loans receivable, net	52,079	46,943
Real estate investments	1,707	1,651
Foreclosed assets, net	1,822	2,724
Premises and equipment	869	875
Other assets	856	1,089
Total assets	$60,991	$57,615
Liabilities and Members’ Capital
Customer interest escrow	$1,185	$479
Accounts payable and accrued expenses	349	296
Accrued interest payable	2,657	2,464
Notes payable secured, net of deferred financing costs	23,137	20,016
Notes payable unsecured, net of deferred financing costs	26,744	27,713
Due to preferred equity member	44	43
Total liabilities	$54,116	$51,011

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$5,134	$5,014

Members’ Capital
Series B preferred equity	1,830	1,720
Class A common equity	(89)	(130)
Members’ capital	$1,741	$1,590

Total liabilities, redeemable preferred equity and members’ capital	$60,991	$57,615

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(in thousands of dollars)	2022	2021

Net Interest Income
Interest and fee income on loans	$2,361	$1,778
Interest expense:
Interest related to secured borrowings	518	557
Interest related to unsecured borrowings	732	810
Interest expense	$1,250	$1,367

Net interest income	1,111	411

Less: Loan loss provision	74	214
Net interest income after loan loss provision	1,037	197

Non-Interest Income
Gain on sale of foreclosed assets	$-	$88
Gain on extinguishment of debt	-	10
Total non-interest income	-	98

Income before non-interest expense	1,037	295

Non-Interest Expense
Selling, general and administrative	$695	$537
Depreciation and amortization	12	16
Loss on the sale of foreclosed assets	-	18
Impairment loss on foreclosed assets	-	10
Total non-interest expense	707	581

Net income (loss)	$330	$(286)

Earned distribution to preferred equity holders	195	115

Net income (loss) attributable to common equity holders	$135	$(401)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital - Unaudited

For the Three Months Ended March 31, 2022 and 2021

(in thousands of dollars)	March 31, 2022	March 31, 2021

Members’ capital, beginning balance	$1,590	$1,677
Net income (loss) less distributions to Series C preferred equity holders of $151 and $115	179	(401)
Contributions from Series B preferred equity holders	110	10
Earned distributions to Series B preferred equity holders	(44)	-
Distributions to common equity holders	(94)	-

Members’ capital, ending balance	$1,741	$1,286

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021

Cash flows from operations
Net income (loss)	$330	$(286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	63	42
Provision for loan losses	74	214
Change in loan origination fees, net	335	82
Loss on sale of foreclosed assets	-	18
Impairment of foreclosed assets	-	10
Gain on the sale of foreclosed assets	-	(88)
Gain on extinguishment of debt	-	(10)
Depreciation and amortization	12	16
Net change in operating assets and liabilities:
Other assets	227	56
Accrued interest receivable	(99)	55
Customer interest escrow	663	(86)
Accrued interest payable	372	366
Accounts payable and accrued expenses	53	(96)

Net cash provided by operating activities	2,030	293

Cash flows from investing activities
Loan originations and principal collections, net	(4,528)	742
Investment in foreclosed assets	(115)	(257)
Additions for construction in real estate investments	(241)	(4)
Deposits for construction in real estate investments	185	-
Proceeds from the sale of foreclosed assets	-	1,276

Net cash (used in) provided by investing activities	(4,699)	1,757

Cash flows from financing activities
Contributions from preferred B equity holders	110	10
Contributions from preferred C equity holders	-	300
Distributions to preferred equity holders	(31)	(14)
Distributions to common equity holders	(94)	-
Proceeds from secured note payable	4,470	1,616
Repayments of secured note payable	(1,508)	(4,203)
Proceeds from unsecured notes payable	752	2,135
Redemptions/repayments of unsecured notes payable	(1,728)	(2,045)
Proceeds from PPP loan	-	361
Deferred financing costs paid	(76)	(35)

Net cash provided by (used in) financing activities	1,895	(1,875)

Net (decrease) increase in cash and cash equivalents	(774)	175

Cash and cash equivalents
Beginning of period	3,735	4,749
End of period	$2,961	$4,924

Supplemental disclosure of cash flow information
Cash paid for interest	$1,057	$1,507

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$44	$-
Earned by Series B preferred equity holders and distributed to customer interest escrow	$43	$106
Foreclosure of assets transferred from loans receivable, net	$-	$274
Foreclosure of assets transferred to loans receivable, net	$1,017	$-
Earned but not paid distributions of Series C preferred equity holders	$121	$115
Secured and unsecured notes payable transfers	$159	$431
Accrued interest payable transferred to unsecured notes payable	$179	$506
EIDL advance forgiveness in reduction of debt	$-	$10

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

The Company extends commercial loans to residential homebuilders (in 21 states as of March 31, 2022) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase older homes and then rehabilitate the home for sale.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended March 31, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2021 consolidated financial statements and notes thereto (the “2021 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2021 Financial Statements.

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.

			Quoted Prices in Active	Significant	Significant
	March 31, 2022		Markets for Identical	Other Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,822	$1,822	$–	$–	$1,822
Impaired loans due to COVID-19, net	3,720	3,720	–	–	3,720
Other impaired loans, net	2,489	2,489	–	–	2,489
Total	$8,031	$8,031	$–	$–	$8,031

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2021		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,724	$2,724	$–	$–	$2,724
Impaired loans due to COVID-19, net	5,129	5,129	–	–	5,129
Other impaired loans, net	2,572	2,572	–	–	2,572
Total	$10,425	$10,425	$–	$–	$10,425

The table below is a summary of fair value estimates for financial instruments:

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$2,961	$2,961	$3,735	$3,735
Loan receivable, net	52,079	52,079	46,943	46,943
Accrued interest on loans	697	697	598	598
Financial Liabilities
Customer interest escrow	1,185	1,185	479	479
Notes payable secured, net	23,137	23,137	20,016	20,016
Notes payable unsecured, net	26,744	26,744	27,713	27,713
Accrued interest payable	2,657	2,657	2,464	2,464

3. Financing Receivables

Financing receivables are comprised of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Loans receivable, gross	$56,080	$50,763
Less: Deferred loan fees	(1,446)	(1,143)
Less: Deposits	(873)	(934)
Plus: Deferred origination costs	273	305
Less: Allowance for loan losses	(1,955)	(2,048)

Loans receivable, net	$52,079	$46,943

The allowance for loan losses at March 31, 2022 was $1,955 which primarily consisted of $204 for loans without specific reserves, $148 for loans with specific reserves and $1,603 for loans with specific reserves due to the impact of COVID-19. As of December 31, 2021 the allowance for loan losses was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for loans with specific reserves due to the impact of COVID-19.

During the quarter ended March 31, 2022 and year ended December 31, 2021, we incurred $167 and $509 in direct charge offs, respectively.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of March 31, 2022, the Company’s portfolio consisted of 232 commercial construction and 17 development loans with 64 borrowers in 21 states.

The following is a summary of the loan portfolio to builders for home construction loans as of March 31, 2022 and December 31, 2021:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)(3)	Loan Fee
2022	21	64	232	$104,551	$69,699	$46,244	67%	5%
2021	20	66	224	$98,935	$66,008	$43,106	67%	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2022 and December 31, 2021:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)(4)	Interest Spread
2022	6	13	17	$16,263	$11,635	$9,836	60%	Varies
2021	6	12	15	$12,464	$9,095	$7,657	61%	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. As of March 31, 2022 and December 31, 2021, a portion of this collateral is $1,830 and $1,720, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB Accounting Standard Codification 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our 2021 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	March 31, 2022	December 31, 2021

Pass	$47,117	$38,893
Special mention	1,003	2,344
Classified – accruing	–	–
Classified – nonaccrual	7,960	9,526

Total	$56,080	$50,763

Finance Receivables – Method of impairment calculation:

	March 31, 2022	December 31, 2021

Performing loans evaluated individually	$18,767	$16,495
Performing loans evaluated collectively	29,354	24,742
Non-performing loans without a specific reserve	1,363	596
Non-performing loans with a specific reserve	6,596	8,930

Total evaluated collectively for loan losses	$56,080	$50,763

As March 31, 2022 and December 31, 2021, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired non-accrual commercial construction loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021

Unpaid principal balance (contractual obligation from customer)	$8,127	$10,035
Charge-offs and payments applied	(167)	(509)
Gross value before related allowance	7,960	9,526
Related allowance	(1,751)	(1,825)
Value after allowance	$6,209	$7,701

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2022		December 31, 2021
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	31%	Pittsburgh, PA	26%
Second highest concentration risk	Cape Coral, FL	7%	Orlando, FL	7%
Third highest concentration risk	Orlando, FL	6%	Spokane, WA	4%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Beginning balance	$1,651	$1,181	$1,181
Deposits from real estate investments	(185)	(200)	–
Additions for construction/development	241	670	4
Ending balance	$1,707	$1,651	$1,185

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Beginning balance	$2,724	$4,449	$4,449
Transfers (to) from loan receivables, net	(1,017)	791	274
Additions for construction/development	115	818	257
Sale proceeds	–	(3,418)	(1,276)
Loss on foreclosure	–	(47)	–
Loss on sale of foreclosed assets	–	(92)	(18)
Gain on foreclosure	–	67	–
Gain on sale of foreclosed assets	–	166	88
Impairment loss on foreclosed assets	–	(10)	(10)
Ending balance	$1,822	$2,724	$3,764

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2022	December 31, 2021
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$22,599	$19,165
Secured lines of credit from affiliates	2	545	859
Unsecured line of credit (senior)	3	500	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,053
Unsecured Notes through our public offering, gross	5	20,038	20,636
Other unsecured debt (subordinated)	6	5,045	4,693
Other unsecured debt (junior subordinated)	7	447	447

Total		$50,268	$48,103

The following table shows the maturity of outstanding debt as of March 31, 2022:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2022	$28,561	$5,518	$703	$22,340
2023	5,186	3,601	1,514	71
2024	9,682	5,468	4,087	127
2025	5,568	5,088	398	82
2026 and thereafter	1,271	363	384	524
Total	$50,268	$20,038	$7,086	$23,144

Secured Borrowings

Lines of Credit

As of March 31, 2022 and December 31, 2021, the Company had $545 and $859 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the first quarter of 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $7 and $8 as of March 31, 2022 and December 31, 2021, respectively.

Borrowings secured by loan assets are summarized below:

	March 31, 2022		December 31, 2021
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,457	$5,248	$4,847	$2,969
S.K. Funding	9,821	6,500	8,084	5,500

Lender
Shuman	712	125	566	125
Jeff Eppinger	3,461	1,500	3,328	1,500
R. Scott Summers	1,900	847	1,475	847
John C. Solomon	1,122	563	1,139	563
Judith Y. Swanson	11,495	7,000	9,803	6,841

Total	$35,968	$21,783	$29,242	$18,345

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at March 31, 2022 and December 31, 2021 was 9.11% and 9.28%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Gross Notes outstanding, beginning of period	$20,636	$21,482	$21,482
Notes issued	380	7,876	2,627
Note repayments / redemptions	(978)	(8,722)	(2,027)

Gross Notes outstanding, end of period	$20,038	$20,636	$22,082

Less deferred financing costs, net	(380)	(367)	(409)

Notes outstanding, net	$19,658	$20,269	$21,673

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Deferred financing costs, beginning balance	$1,061	$942	$942
Additions	76	119	35
Deferred financing costs, ending balance	1,137	1,061	977
Less accumulated amortization	(757)	(694)	(568)
Deferred financing costs, net	$380	$367	$409

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Accumulated amortization, beginning balance	$694	$526	$526
Additions	63	168	42
Accumulated amortization, ending balance	$757	$694	$568

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	March 31, 2022	December 31, 2021
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2022	6.0%	-	159
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	-	750
Subordinated Promissory Note	December 2021	10.5%		-
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	10	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	July 2024	5.0%	1,500	1,500
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2022(3)	10.0%	-	334
Senior Subordinated Promissory Note	March 2026(3)	8.0%	375	-
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
			$7,086	$7,444

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Beginning balance	$5,014	$3,582	$3,582
Additions from new investment	-	1,000	300
Distributions	(31)	(101)	(14)
Additions from reinvestments	151	533	115

Ending balance	$5,134	$5,014	$3,983

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of March 31, 2022:

Year Maturing	Total Amount Redeemable
2024	$3,329
2025	414
2026	309
2027	1,082

Total	$5,134

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of March 31, 2022, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding as of March 31, 2022 and December 31, 2021.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivisions. As of March 31, 2022, the Hoskins Group owned a total of 18.3 Series B Preferred Units, which were issued for a total of $1,830.

9. Related Party Transactions

As of March 31, 2022, the Company had $1,174, $250, and $530 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2021 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the quarter ended March 31, 2022, Mr. Myrick originated one loan for approximately $24 and the Company services the loan and in return received a 5% loan fee. In addition, $365 was borrowed against the Myrick LOC to fund construction on the three loans originated by Mr. Myrick. As of December 31, 2021, the Company serviced two loans originated by Mr. Myrick for which it received a 5% loan fee and borrowed $141 against the Myrick LOC to originate and fund construction on the two such loans.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $23,455 and $22,902 at March 31, 2022 and December 31, 2021, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2022 and 2021 are as follows:

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2022	2021	2021	2021	2021

Net interest income	$1,111	$958	$830	$625	$411
Loan loss provision	74	246	83	45	214
Net interest income after loan loss provision	1,037	712	747	580	197
Gain on sale of foreclosed assets	–	1	64	13	88
Gain on foreclosure of assets	–	67	–	–	–
Gain on extinguishment of debt	–	–	361	–	10
SG&A expense	695	415	483	438	537
Depreciation and amortization	12	12	12	13	16
Loss on sale of foreclosed assets	–	23	–	51	18
Loss on foreclosure of assets	–	47	–	–	–
Impairment loss on foreclosed assets	–	–	–	–	10
Net income (loss)	$330	$283	$677	$91	$(286)

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Three Months Ended March 31,
	2022	2021
Selling, general and administrative expenses
Legal and accounting	$119	$103
Salaries and related expenses	400	209
Board related expenses	25	25
Advertising	20	9
Rent and utilities	15	9
Loan and foreclosed asset expenses	34	113
Travel	39	24
Other	43	45
Total SG&A	$695	$537

13. Subsequent Events

Management of the Company has evaluated subsequent events through May 12, 2022, the date these interim condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2021 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

During the quarter ended March 31, 2022, the Company continued to focus on the reduction of non-interest earning assets. As of March 31, 2022, loans classified as non-accrual were 19 or $7,960 compared to 20 or $9,723 for the same period in the prior year. In addition, as of March 31, 2022, we had four foreclosed assets or $1,822 compared to nine or $3,764 for the same period of the prior year.

The Company continues to lose interest income on assets that do not accrue interest. During the quarter ended March 31, 2022, the estimated loss on interest income related to impaired and foreclosed assets was $342. Looking ahead, we expect this to decrease as we continue to sell our remaining foreclosed assets and impaired loans in 2022.

While the Company continues to face COVID-19 risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during 2022:

1.	Decrease the amount of non-interest-bearing assets, which includes cash, our foreclosed assets, real estate assets and classified non-accrual loans or impaired loans receivables.
2.	Increase loan originations.
3.	Maintain liquidity to fund new loan originations and completion of construction costs for existing loans.
4.	Lower our cost of funds (to maintain a competitive market level).
5.	Raise margin beyond the elimination of nonperforming assets.

We anticipate that for 2022, the housing market in most of the areas in which we do business will be strong despite the impact of current economic conditions. While markets may weaken compared to where they were as of March 31, 2022, we expect demand to be strong compared to supply for the next several quarters. In addition, we anticipate losses incurred in principal related to COVID-19 will not continue, and the lower interest income due to nonperforming assets will decrease significantly in 2022. Short term interest rates as well as mortgage interest rates are expected to continue to rise. A rise in short term rates is likely to benefit the company as our competitors’ rates will rise faster than ours making us more competitive, but a rise in long term interest rates may negatively impact the housing industry as a whole, and therefore us.

We had $52,079 and $46,943 in loan assets, net as of March 31, 2022 and December 31, 2021, respectively. In addition, as of March 31, 2022, we had 232 commercial construction and 17 development loans with 64 borrowers in 21 states.

Net cash provided by operations increased $1,737 for the three months ended March 31, 2022 as compared to the same period of 2021. Our increase in operating cash flow was due primarily to net income and customer interest escrow. As of March 31, 2022, customer interest escrow included $500 for a Pennsylvania development loan.

Critical Accounting Estimates

To assist in evaluating our interim condensed consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2021 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2021 unless listed below.

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

March 31, 2022
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$3,188

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $52,079.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

March 31, 2022
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$638

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $1,822.

Results of Operation

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended
	March 31,
	2022		2021
Interest Income		*
Estimated interest income	$1,810	13%	$1,508	12%
Estimated unearned interest income due to COVID-19	(186)	(1)%	(267)	(2)%
Interest income on loans	1,624	12%	1,241	10%

Fee income on loans	918	6%	728	6%
Deferred loan fees	(181)	(1)%	(191)	(2)%
Fee income on loans, net	737	5%	537	4%

Interest and fee income on loans	2,361	17%	1,778	14%

Interest expense unsecured	(669)	(5)%	(769)	(6)%
Interest expense secured	(518)	(4)%	(557)	(5)%
Amortization of offering costs	(63)	-%	(41)	-%
Interest expense	(1,250)	(9)%	(1,367)	(11)%
Net interest income (spread)	$1,111	8%	$411	3%

Weighted average outstanding loan asset balance	$55,140		$50,273

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

Interest income on loans increased to 12% for the quarter ended March 31, 2022 compared to 10% for the same period of 2021. Interest expense decreased to 9% compared to 11% for the same period of 2021. The decrease in the interest expense is due to the lowered effective interest rate of 9.11% for the quarter ended March 31, 2022 compared to 10.27% for the same period of 2021. In addition, we reduced the balance of higher rate secured debt for the quarter ended March 31, 2022 compared to the same period of 2021.

We anticipate our standard margin to be 3% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.7%.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. In addition, our development loans typically do not recognize a loan fee. When loans terminate before their expected maturity, the remaining fee is recognized at the termination of the loan. During the quarter ended March 31, 2022, fee income, net increased to 5% compared to 4% for the same period of 2021 which was due primarily to the decrease in deferred loan fees.

● Amount of nonperforming assets. Generally, two types of nonperforming assets negatively affect our interest spread: loans not paying interest and foreclosed assets.

As of March 31, 2022 and 2021, $7,960 and $9,723, respectively, in loans were not paying interest.

Foreclosed assets do not provide a monthly interest return. As of March 31, 2022 and 2021, foreclosed assets were $1,822 and $3,764, respectively, which resulted in a negative impact to our interest spread in both years.

The amount of nonperforming assets is expected to decrease over the next quarter as we continue to liquidate nonperforming assets.

Loan Loss Provision

Loan loss provision (expense throughout the year) was $74 and $214, respectively, for the quarters ended March 31, 2022 and 2021.

The allowance for loan losses at March 31, 2022 was $1,955 which primarily consisted of $204 for loans without specific reserves, $148 for loans with specific reserves and $1,603 for loans with specific reserves due to the impact of COVID-19. As of December 31, 2021 the allowance for loan losses was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for loans with specific reserves due to the impact of COVID-19.

During the quarter ended March 31, 2022 and year ended December 31, 2021, we incurred $167 and $509 in direct charge offs, respectively.

Non-Interest Income

Gain on Sale of Foreclosed Assets

During the quarters ended March 31, 2022 and 2021, we recognized $0 and $88, respectively, as a gain on the sale of foreclosed assets. No foreclosed assets were sold during the quarter ended March 31, 2022. During the quarter ended March 31, 2021, we sold four foreclosed assets related to two original borrowers that resulted in a gain on their sale.

Gain on the Extinguishment of Debt

During April 2020, the Company received a grant under the Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) for $10 which was used for payroll and other certain operating expenses.

In February 2021, the full EIDL Advance or $10 and accrued interest were forgiven by the U.S. Small Business Administration.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2022	2021
Selling, general and administrative expenses
Legal and accounting	$119	$103
Salaries and related expenses	400	209
Board related expenses	25	25
Advertising	20	9
Rent and utilities	15	9
Loan and foreclosed asset expenses	34	113
Travel	39	24
Other	43	45
Total SG&A	$695	$537

Our SG&A expense increased $158 for the quarter ended March 31, 2022 compared to the same period of 2021, due primarily to salaries and related expense, partially offset by decreases in foreclosed asset expenses. Salaries and related expenses increased $191 to $400 for the quarter ended March 31, 2022 compared to $209 for the same period of 2022 due to the following:

●	Profit share increased $68 due to the increase in net income; and
●	Deferred loan fees decreased $93 due to the increase new loan originations and modifications.

Loss on the Sale of Foreclosed Assets

During the quarters ended March 31, 2022 and 2021, we recognized $0 and $18, respectively, as a loss on the sale of foreclosed assets. No foreclosed assets were sold during the quarter ended March 31, 2022. During the quarter ended March 31, 2021, five foreclosed assets were sold which resulted in a loss on their sale.

Impairment Loss on Foreclosed Assets

As of March 31, 2022 and 2021, impairment loss on foreclosed assets was $0 and $10, respectively.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2022:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	2	$670	$469	$215	70%		5%
Connecticut	2	5	2,062	1,532	780	74%		5%
Delaware	1	5	5,485	2,055	1,594	37%		5%
Florida	18	91	30,365	22,614	15,097	74%		5%
Georgia	3	4	1,950	1,175	650	60%		5%
Illinois	2	2	1,890	1,199	637	63%		5%
Indiana	1	1	624	437	426	70%		5%
Louisiana	2	4	935	628	335	67%		5%
Michigan	2	7	1,941	1,591	1,425	82%		5%
New Jersey	1	8	3,084	2,601	2,484	84%		5%
New York	1	2	1,265	878	669	69%		5%
North Carolina	5	13	6,935	4,036	1,990	58%		5%
Ohio	2	9	3,086	2,132	1,348	69%		5%
Oregon	1	1	550	385	238	70%		5%
Pennsylvania	1	25	26,197	16,320	11,492	62%		5%
South Carolina	10	35	8,860	6,197	3,614	70%		5%
Tennessee	2	2	990	558	281	56%		5%
Texas	2	5	2,873	1,750	887	61%		5%
Utah	1	2	622	435	205	70%		5%
Virginia	4	4	1,437	960	597	67%		5%
Washington	1	5	2,730	1,747	1,280	64%		5%
Total	64	232	$104,551	$69,699	$46,244	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2) and (3)		Loan Fee
Arizona	2	3	$995	$697	$390	70%		5%
Connecticut	2	4	1,535	1,084	719	71%		5%
Delaware	1	6	5,960	2,387	1,817	40%		5%
Florida	18	88	28,922	21,787	13,649	75%		5%
Georgia	2	2	1,130	631	366	56%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	1	624	436	347	70%		5%
Louisiana	2	3	590	387	125	66%		5%
Michigan	2	12	3,431	2,586	2,299	75%		5%
New Jersey	1	7	2,382	1,910	1,664	80%		5%
New York	1	1	525	378	305	72%		5%
North Carolina	8	14	7,141	4,349	2,105	61%		5%
Ohio	2	9	2,929	2,132	1,105	73%		5%
Oregon	2	2	923	646	440	70%		5%
Pennsylvania	2	20	21,867	13,487	10,078	62%		5%
South Carolina	10	32	8,353	5,793	3,579	69%		5%
Tennessee	2	2	940	582	319	62%		5%
Texas	2	5	2,873	1,750	549	61%		5%
Virginia	3	3	1,140	765	519	67%		5%
Washington	1	8	4,785	3,022	2,104	63%		5%
Total	66	224	$98,935	$66,008	$43,106	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2022:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	5	$11,994	$8,500	$7,275	61%		varies
Delaware	1	1	543	147	147	27%		7%
Florida	5	5	1,033	1,297	732	71%		7%
Texas	1	1	70	125	77	110%		7%
Connecticut	1	1	250	180	214	85%		7%
South Carolina	4	4	2,373	1,386	1,391	59%		7%
Total	13	17	$16,263	$11,635	$9,836	60	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,830 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	4	$9,312	$6,500	$6,103	66%		varies
Florida	5	5	816	1,297	611	75%		7%
Texas	1	1	70	125	77	110%		7%
Connecticut	1	1	350	180	180	51%		7%
Delaware	1	1	543	147	147	27%		7%
South Carolina	3	3	1,373	846	539	39%		7%
Total	12	15	$12,464	$9,095	$7,657	61	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,720 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Loans receivable, gross	$56,080	$50,763
Less: Deferred loan fees	(1,446)	(1,143)
Less: Deposits	(873)	(934)
Plus: Deferred origination costs	273	305
Less: Allowance for loan losses	(1,955)	(2,048)

Loans receivable, net	$52,079	$46,943

The following is a roll forward of combined loans:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Beginning balance	$46,943	$46,405	$46,405
Originations and modifications	14,770	45,395	7,089
Principal collections	(10,469)	(44,290)	(7,662)
Transferred from (to) foreclosed assets	1,017	(791)	(274)
Change in builder deposit	61	403	(169)
Change in the allowance for loan losses	92	(80)	(214)
Change in loan fees, net	(335)	(99)	(82)
Ending balance	$52,079	$46,943	$45,093

Finance Receivables – By risk rating:

	March 31, 2022	December 31, 2021

Pass	$47,117	$38,893
Special mention	1,003	2,344
Classified – accruing	–	–
Classified – nonaccrual	7,960	9,526

Total	$56,080	$50,763

Finance Receivables – Method of impairment calculation:

	March 31, 2022	December 31, 2021

Performing loans evaluated individually	$18,767	$16,495
Performing loans evaluated collectively	29,354	24,742
Non-performing loans without a specific reserve	1,363	596
Non-performing loans with a specific reserve	6,596	8,930

Total evaluated collectively for loan losses	$56,080	$50,763

At March 31, 2022 and December 31, 2021, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired non-accrual (non-performing) commercial construction loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021

Unpaid principal balance (contractual obligation from customer)	$8,127	$10,035
Charge-offs and payments applied	(167)	(509)
Gross value before related allowance	7,960	9,526
Related allowance	(1,751)	(1,825)
Value after allowance	$6,209	$7,701

Below is an aging schedule of loans receivable as of March 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	230	$48,120	85.8%
60-89 days	1	186	0.3%
90-179 days	4	775	1.4%
180-269 days	6	1,274	2.3%
>270 days	8	5,725	10.2%

Subtotal	249	$56,080	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	249	$56,080	100%

Below is an aging schedule of loans receivable as of December 31, 2021, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Below is an aging schedule of loans receivable as of March 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	230	$48,120	85.8%
60-89 days	1	186	0.3%
90-179 days	4	775	1.4%
180-269 days	6	1,274	2.3%
>270 days	8	5,725	10.2%

Subtotal	249	$56,080	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	249	$56,080	100%

Below is an aging schedule of loans receivable as of December 31, 2021, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Beginning balance	$2,724	$4,449	$4,449
Transfers (to) from loan receivables, net	(1,017)	791	274
Additions for construction/development	115	818	257
Sale proceeds	–	(3,418)	(1,276)
Loss on foreclosure	–	(47)	–
Loss on sale of foreclosed assets	–	(92)	(18)
Gain on foreclosure	–	67	–
Gain on sale of foreclosed assets	–	166	88
Impairment loss on foreclosed assets	–	(10)	(10)
Ending balance	$1,822	$2,724	$3,764

During the quarter ended March 31, 2022, we transferred one construction loan from loan receivable to foreclosed assets. In addition, during the quarter ended March 31, 2022, no foreclosed assets were sold compared to nine during the same period of 2021.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2020

Beginning balance	$479	$510	$510
Preferred equity dividends	43	230	106
Additions from Pennsylvania loans	902	513	58
Additions from other loans	120	720	233
Interest, fees, principal or repaid to borrower	(359)	(1,494)	(377)
Ending balance	$1,185	$479	$530

Related Party Borrowings

As of March 31, 2022, the Company had $1,174, $250, and $530 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2021 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the quarter ended March 31, 2022, Mr. Myrick originated one loan for approximately $24 and the Company services the loan and in return received a 5% loan fee. In addition, $365 was borrowed against the Myrick LOC to fund construction on the three loans originated by Mr. Myrick. As of December 31, 2021, the Company serviced two loans originated by Mr. Myrick for which it received a 5% loan fee and borrowed $141 against the Myrick LOC to originate and fund construction on the two such loans.

Secured Borrowings

Lines of Credit

As of March 31, 2022 and December 31, 2021, the Company had $545 and $859 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the first quarter of 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $7 and $8 as of March 31, 2022 and December 31, 2021, respectively.

Summary

The borrowings secured by loan assets are summarized below:

	March 31, 2022		December 31, 2021
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,457	$5,248	$4,847	$2,969
S.K. Funding	9,821	6,500	8,084	5,500

Lender
Shuman	712	125	566	125
Jeff Eppinger	3,461	1,500	3,328	1,500
R. Scott Summers	1,900	847	1,475	847
John C. Solomon	1,122	563	1,139	563
Judith Y. Swanson	11,495	7,000	9,803	6,841

Total	$35,968	$21,783	$29,242	$18,345

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at March 31, 2022 and December 31, 2021 was 9.11% and 9.28%, respectively, not including the amortization of deferred financing costs. We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. There are limited rights of early redemption. Our 36-month Note has a mandatory early redemption option, subject to certain conditions. The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Gross Notes outstanding, beginning of period	$20,636	$21,482	$21,482
Notes issued	380	7,876	2,627
Note repayments / redemptions	(978)	(8,722)	(2,027)

Gross Notes outstanding, end of period	$20,038	$20,636	$22,082

Less deferred financing costs, net	(380)	(367)	(409)

Notes outstanding, net	$19,658	$20,269	$21,673

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Deferred financing costs, beginning balance	$1,061	$942	$942
Additions	76	119	35
Deferred financing costs, ending balance	1,137	1,061	977
Less accumulated amortization	(757)	(694)	(568)
Deferred financing costs, net	$380	$367	$409

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Three Months Ended March 31, 2021

Accumulated amortization, beginning balance	$694	$526	$526
Additions	63	168	42
Accumulated amortization, ending balance	$757	$694	$568

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	March 31, 2022	December 31,2021
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2022	6.0%	-	159
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	-	750
Subordinated Promissory Note	December 2021	10.5%		-
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	August 2022	11.0%	200	200
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	10	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	July 2024	5.0%	1,500	1,500
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2022(3)	10.0%	-	334
Senior Subordinated Promissory Note	March 2026(3)	8.0%	375	-
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
			$7,086	$7,444

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to loan assets was 13% and 14% as of March 31, 2022 and December 31, 2021, respectively. We anticipate this ratio to increase as more earnings are retained in 2022 and some additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2022	December 31, 2021
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$22,599	$19,165
Secured line of credit from affiliates	2	545	859
Unsecured line of credit (senior)	3	500	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,053
Unsecured Notes through our public offering, gross	5	20,038	20,636
Other unsecured debt (subordinated)	5	5,045	4,693
Other unsecured debt (junior subordinated)	6	447	447

Total		$50,268	$48,103

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. We had 249 and 239 combined loans outstanding as of March 31, 2022 and December 31, 2021, respectively. Gross loans receivable totaled $56,080 and $50,763 as of March 31, 2022 and December 31, 2021, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,455 and $22,902 as March 31, 2022 and December 31, 2021, respectively.

We anticipate an increase in our gross loan receivables over the 12 months subsequent to March 31, 2022 by directly increasing originations to new and existing customers.

To fund our combined loans, we rely on secured debt, unsecured debt, equity and cash which are described in the following table:

Source of Liquidity	As of March 31, 2022	As of December 31, 2021
Secured debt, net of deferred financing costs	$23,137	$20,016
Unsecured debt, net of deferred financing costs	26,744	27,713
Equity*	6,875	6,604
Cash	2,961	3,735

*Equity includes Members’ Capital and Redeemable Preferred Equity.

As of March 31, 2022 and December 31, 2021, cash was $2,961 and $3,735, respectively.

Secured debt, net of deferred financing costs increased $3,121 to $23,137 as of March 31, 2022 compared to $20,016 for the year ended December 31, 2021 which was primarily due to borrowings on our purchase and sale agreements. We anticipate secured debt to increase as our loan receivable balances increase.

Unsecured debt, net of deferred financing costs decreased $969 to $26,744 as of March 31, 2022 compared to $27,713 for the year ended December 31, 2021. The decrease in unsecured debt primarily related to unsecured notes sold outside of our Notes Program.

Equity increased $271 to $6,875 as of March 31, 2022 compared to $6,604 for the year ended December 31, 2021. The increase was due primarily to earned but not paid distributions of Series C preferred equity holders.

We anticipate an increase in our equity during the 12 months subsequent to December 31, 2021, through retaining earnings. If we are not able to increase our equity through retained earnings, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2022 is $28,561, which consists of secured borrowings of $22,340 and unsecured borrowings of $6,221.

Secured borrowings maturing through the year ending December 31, 2022 primarily consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due to their related demand loan collateral. The following are secured facilities listed as maturing in 2022 with actual maturity and renewal dates:

●	Swanson – $7,000 due July 2022 and automatically renews unless notice given;
●	Shuman – $125 due July 2022 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2022 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2023 and automatically renews unless notice is given;
●	Builder Finance, Inc – $5,248 with no expiration date;
●	New LOC Agreements - $2,909 due generally with one-month notice and six months to reduce principal balance to zero;
●	Myrick LOC - $470 due upon demand; and
●	Mortgage Payable – $15 due monthly.

Unsecured borrowings due by December 31, 2022 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $5,518 and $703, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 73% of our Note holders reinvest upon maturity. The 36 month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of March 31, 2022, outstanding 36-month Notes totaled $367. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates. Both the short and long term interest rates have risen slightly but are generally low historically.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, other than unfunded loan commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended March 31, 2022:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.5467824	$54,678.24
Gregory L. Sheldon and Madeline M. Sheldon	0.1913119	19,131.19
BLDR, LLC	0.1769005	17,690.05
Schultz Family Living Trust	0.0440062	4,400.62
Fernando Ascencio and Lorraine Carol Ascencio	0.0823358	8,233.58
Mark and Tris Ann Garboski	0.1656988	16,569.88
Total	1.2070356	$120,703.56

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

(b)	We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019). As of March 31, 2022, we had issued $37,428 in Notes pursuant to our current public offering. As of March 31, 2022, we incurred expenses of $652 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2022 were $36,776, all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2022, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated March 22, 2019, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on March 22, 2019, Commission File No. 333-224557

4.2	Amendment No. 1 to Indenture Agreement (including Form of Note) dated February 4, 2020, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 4, filed on February 4, 2020, Commission File No. 333-224557

4.3	Amendment No. 2 to Indenture Agreement (including Form of Note) dated July 27, 2021, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 8, filed on July 27, 2021, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

101.LAB**	Inline XBRL Labels Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

104	Inline XBRL Cover Page Interactive Data File

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 12, 2022	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

