Form 10-Q
period 2022-09-30
Shepherd's Finance, LLC
filed 2022-11-09
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From               to

Commission File Number 333-263759

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

FORM 10-Q

SHEPHERD’S FINANCE, LLC

TABLE OF CONTENTS

Page

Cautionary Note Regarding Forward-Looking Statements	3

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Interim Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	4

Interim Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	5

Interim Condensed Consolidated Statement of Changes in Members’ Capital (Unaudited) for the Nine Months Ended September 30, 2022 and 2021 and for the Three Months Ended September 30, 2022 and 2021	6

Interim Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	7

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$1,119	$3,735
Restricted cash	600	-
Accrued interest receivable	633	598
Loans receivable, net	55,864	46,943
Real estate investments	1,565	1,651
Foreclosed assets, net	1,443	2,724
Premises and equipment	858	875
Other assets	953	1,089
Total assets	$63,035	$57,615
Liabilities and Members’ Capital
Customer interest escrow	$833	$479
Accounts payable and accrued expenses	507	296
Accrued interest payable	2,501	2,464
Notes payable secured, net of deferred financing costs	23,712	20,016
Notes payable unsecured, net of deferred financing costs	27,759	27,713
Due to preferred equity member	47	43
Total liabilities	$55,359	$51,011

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$5,593	$5,014

Members’ Capital
Series B preferred equity	1,870	1,720
Class A common equity	213	(130)
Members’ capital	$2,083	$1,590

Total liabilities, redeemable preferred equity and members’ capital	$63,035	$57,615

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Nine Months ended September 30, 2022 and 2021

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2022	2021	2022	2021
Interest Income
Interest and fee income on loans	$2,742	$2,063	$7,619	$5,785
Interest expense:
Interest related to secured borrowings	541	446	1,584	1,521
Interest related to unsecured borrowings	746	787	2,201	2,398
Interest expense	1,287	1,233	3,785	3,919

Net interest income	1,455	830	3,834	1,866

Less: Loan loss provision	271	83	479	342

Net interest income after loan loss provision	1,184	747	3,355	1,524

Non-Interest Income
Gain on extinguishment of debt	-	361	-	371
Gain on sale of foreclosed assets	-	64	101	165
Total non-interest income	-	425	101	536

Income	1,184	1,172	3,456	2,060

Non-Interest Expense
Selling, general and administrative	603	483	2,012	1,458
Depreciation and amortization	12	12	36	41
Loss on sale of foreclosed assets	-	-	-	69
Impairment loss on foreclosed assets	35	-	35	10
Total non-interest expense	650	495	2,083	1,578

Net Income	$534	$677	$1,373	$482

Earned distribution to preferred equity holders	211	262	610	512

Net income (loss) attributable to common equity holders	$323	$415	$763	$(30)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Nine and Three Months Ended September 30, 2022 and 2021

For the Nine Months Ended September 30, 2022 and 2021

(in thousands of dollars)	2022	2021

Members’ capital, beginning balance, December 31	$1,590	$1,677
Net income less distributions to Series C preferred equity holders of $473 and $388	900	94
Contributions from Series B preferred equity holders	150	80
Earned distributions to Series B preferred equity holders	(137)	(124)
Distributions to common equity holders	(420)	-

Members’ capital, ending balance, September 30	$2,083	$1,727

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

For the Three Months Ended September 30, 2022 and 2021

(in thousands of dollars)	2022	2021

Members’ capital, beginning balance, June 30	$1,947	$1,292
Net income less distributions to Series C preferred equity holders of $164 and $138	370	539
Contributions from Series B preferred equity holders	10	20
Earned distributions to Series B preferred equity holders	(47)	(124)
Distributions to common equity holders	(197)	-
Members’ capital, ending balance, September 30	$2,083	$1,727

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(in thousands of dollars)	2022	2021

Cash flows from operations
Net income	$1,373	$482
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	175	122
Provision for loan losses	479	342
Change in loan origination fees, net	187	258
Gain on sale of foreclosed assets	(101)	(165)
Loss on sale of foreclosed assets	-	69
Impairment and loss on foreclosed assets	35	10
Depreciation and amortization	35	41
Gain on extinguishment of debt	-	(371)
Net change in operating assets and liabilities:
Other assets	118	(30)
Accrued interest receivable	(35)	118
Customer interest escrow	221	(48)
Accrued interest payable	610	302
Accounts payable and accrued expenses	211	34

Net cash provided by operating activities	3,308	1,164

Cash flows from investing activities
Loan originations and principal collections, net	(9,126)	(1,926)
Investment in foreclosed assets	(210)	(612)
Additions for construction in real estate investments	(1,901)	(277)
Deposits for construction in real estate investments	970	200
Proceeds from the sale of real estate investments	1,017	-
Proceeds from the sale of foreclosed assets	1,096	2,674

Net cash (used in) provided by investing activities	(8,154)	59

Cash flows from financing activities
Contributions from preferred B equity holders	150	80
Contributions from preferred C equity holders	200	800
Distributions to preferred equity holders	(94)	(71)
Distributions to common equity holders	(420)	-
Proceeds from secured notes payable	11,380	6,088
Repayments of secured notes payable	(7,844)	(10,696)
Proceeds from unsecured notes payable	5,263	7,765
Redemptions/repayments of unsecured notes payable	(5,618)	(8,752)
Proceeds from PPP Loan and EIDL Advance	-	361
Deferred financing costs paid	(187)	(95)

Net cash provided by (used in) financing activities	2,830	(4,520)

Net decrease in cash, cash equivalents and restricted cash	(2,016)	(3,297)
Cash, cash equivalents and restricted cash
Beginning of period	3,735	4,749
End of period	$1,719	$1,452

Supplemental disclosure of cash flow information
Cash paid for interest	$3,748	$4,827

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$47	$106
Earned by Series B preferred equity holders and distributed to customer interest escrow	$133	$124
Earned but not paid distributions of Series C preferred equity holders	$473	$388
Unsecured transferred to secured notes payable	$159	$315
Foreclosure of assets transferred from loans receivable, net	$556	$274
Foreclosure of assets transferred to loans receivable, net	$1,017	$-
Accrued interest payable transferred to unsecured notes payable	$573	$1,210
EIDL advance forgiveness in reduction of debt	$-	$10

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

The Company extends commercial loans to residential homebuilders (in 21 states as of September 30, 2022) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase older homes and then rehabilitate the home for sale.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended September 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2021 consolidated financial statements and notes thereto (the “2021 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2021 Financial Statements.

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.

	September 30, 2022		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,443	$1,443	$–	$–	$1,443
Impaired loans due to COVID-19, net	2,964	2,964	–	–	2,964
Other impaired loans, net	1,040	1,040	–	–	1,040
Total	$5,447	$5,447	$–	$–	$5,447

	December 31, 2021		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$2,724	$2,724	$–	$–	$2,724
Impaired loans due to COVID-19, net	5,129	5,129	–	–	5,129
Other impaired loans, net	2,572	2,572	–	–	2,572
Total	$10,425	$10,425	$–	$–	$10,425

The table below is a summary of fair value estimates for financial instruments:

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$1,719	$1,719	$3,735	$3,735
Loan receivable, net	55,864	55,864	46,943	46,943
Accrued interest on loans	633	633	598	598
Financial Liabilities
Customer interest escrow	833	833	479	479
Notes payable secured, net	23,712	23,712	20,016	20,016
Notes payable unsecured, net	27,759	27,759	27,713	27,713
Accrued interest payable	2,501	2,501	2,464	2,464

3. Financing Receivables

Financing receivables are comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Loans receivable, gross	$59,893	$50,763
Less: Deferred loan fees	(1,326)	(1,143)
Less: Deposits	(848)	(934)
Plus: Deferred origination costs	301	305
Less: Allowance for loan losses	(2,156)	(2,048)

Loans receivable, net	$55,864	$46,943

The allowance for loan losses at September 30, 2022 was $2,156 which primarily consisted of $270 for loans without specific reserves, $85 for loans with specific reserves and $1,801 for loans with specific reserves due to the impact of COVID-19.

As of December 31, 2021 the allowance for loan losses was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for loans with specific reserves due to the impact of COVID-19.

During the nine months ended September 30, 2022 and year ended December 31, 2021, we incurred $371 and $509 in direct charge offs, respectively.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of September 30, 2022, the Company’s portfolio consisted of 225 commercial construction and 19 development loans with 61 borrowers in 21 states.

The following is a summary of the loan portfolio to builders for home construction loans as of September 30, 2022 and December 31, 2021:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)(3)	Loan Fee
2022	21	61	225	$103,540	$71,664	$51,680	69%	5%
2021	20	66	224	$98,935	$66,008	$43,106	67%	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2022 and December 31, 2021:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)(4)	Interest Spread
2022	8	14	19	$19,173	$11,610	$8,213	43%	varies
2021	6	12	15	$12,464	$9,095	$7,657	61%	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. As of September 30, 2022 and December 31, 2021, a portion of this collateral is $1,870 and $1,720, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Credit Quality Information

The following tables present credit-related information at the “class” level in accordance with FASB Accounting Standard Codification 310-10-50, “Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses.” See our 2021 Form 10-K, as filed with the SEC, for more information.

Gross finance receivables – By risk rating:

	September 30, 2022	December 31, 2021

Pass	$52,006	$38,893
Special mention	1,997	2,344
Classified – accruing	–	–
Classified – nonaccrual	5,890	9,526

Total	$59,893	$50,763

Finance Receivables – Method of impairment calculation:

	September 30, 2022	December 31, 2021

Performing loans evaluated individually	$17,178	$16,495
Performing loans evaluated collectively	36,825	24,742
Non-performing loans without a specific reserve	591	596
Non-performing loans with a specific reserve	5,299	8,930

Total evaluated collectively for loan losses	$59,893	$50,763

As September 30, 2022 and December 31, 2021, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired non-accrual commercial construction loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021

Unpaid principal balance (contractual obligation from customer)	$6,261	$10,035
Charge-offs and payments applied	(371)	(509)
Gross value before related allowance	5,890	9,526
Related allowance	(1,886)	(1,825)
Value after allowance	$4,004	$7,701

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2022		December 31, 2021
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	28%	Pittsburgh, PA	26%
Second highest concentration risk	Cape Coral, FL	10%	Orlando, FL	7%
Third highest concentration risk	Orlando, FL	5%	Spokane, WA	4%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Beginning balance	$1,651	$1,181	$1,181
Deposits from real estate investments	(970)	(200)	(200)
Proceeds from the sale of real estate investments	(1,017)	–	–
Additions for construction/development	1,901	670	277
Ending balance	$1,565	$1,651	$1,258

As of September 30, 2022 we received a $600 deposit for one of our real estate investments which is classified on our balance sheet as restricted cash.

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Beginning balance	$2,724	$4,449	$4,449
Transfers from loan receivables, net	556	791	274
Transfers to loan receivables, net	(1,017)	-	-
Additions from construction/development	210	818	612
Sale proceeds	(1,096)	(3,418)	(2,674)
Loss on foreclosure	-	(47)	-
Loss on sale of foreclosed assets	-	(92)	(69)
Gain on foreclosure	-	67	-
Gain on sale of foreclosed assets	101	166	165
Impairment loss on foreclosed assets	(35)	(10)	(10)
Ending balance	$1,443	$2,724	$2,747

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2022	December 31, 2021
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,669	$19,165
Secured lines of credit from affiliates	2	49	859
Unsecured line of credit (senior)	3	1,250	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,053
Unsecured Notes through our public offering, gross	5	20,512	20,636
Other unsecured debt (subordinated)	5	4,835	4,693
Other unsecured debt (junior subordinated)	6	447	447

Total		$51,856	$48,103

The following table shows the maturity of outstanding debt as of September 30, 2022:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2022	$24,373	$958	$503	$22,912
2023	8,262	5,926	2,264	72
2024	8,912	6,198	2,587	127
2025	6,618	6,147	398	73
2026 and thereafter	3,691	1,282	1,875	534
Total	$51,856	$20,511	$7,627	$23,718

Secured Borrowings

Lines of Credit

As of September 30, 2022 and December 31, 2021, the Company had $49 and $859 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the third quarter or first nine months of 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $6 and $8 as of September 30, 2022 and December 31, 2021, respectively.

Borrowings secured by loan assets are summarized below:

	September 30, 2022		December 31, 2021
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,005	$5,594	$4,847	$2,969
S.K. Funding	11,211	7,300	8,084	5,500

Lender
Shuman	532	125	566	125
Jeff Eppinger	3,436	1,500	3,328	1,500
R. Scott Summers	1,733	777	1,475	847
John C. Solomon	1,128	563	1,139	563
Judith Y. Swanson	11,124	7,000	9,803	6,841

Total	$36,169	$22,859	$29,242	$18,345

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at September 30, 2022 and December 31, 2021 was 8.88% and 9.28%, respectively, not including the amortization of deferred financing costs.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. Our fourth public notes offering, which was declared effective on September 16, 2022, includes a mandatory early redemption option on all Notes, provided that the proceeds are reinvested. In our historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third public notes offering had a mandatory early redemption option, subject to certain conditions.

The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Gross Notes outstanding, beginning of period	$20,636	$21,482	$21,482
Notes issued	3,243	7,876	7,239
Note repayments / redemptions	(3,368)	(8,722)	(7,820)

Gross Notes outstanding, end of period	$20,511	$20,636	$20,901

Less deferred financing costs, net	(379)	(367)	(389)

Notes outstanding, net	$20,132	$20,269	$21,192

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Deferred financing costs, beginning balance	$1,061	$942	$942
Additions	187	119	95
Deferred financing costs, ending balance	1,248	1,061	1,037
Less accumulated amortization	(869)	(694)	(648)
Deferred financing costs, net	$379	$367	$389

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Accumulated amortization, beginning balance	$694	$526	$526
Additions	175	168	122
Accumulated amortization, ending balance	$869	$694	$648

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	September 30, 2022	December 31, 2021
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2022	10.0%	-	159
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	August 2022	11.0%	-	200
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	10	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	July 2024	5.0%	-	1,500
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	10.0%	375	334
Senior Subordinated Promissory Note	August 2026	8.0%	291	-
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	-
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	-
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
			$7,627	$7,444

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due Nine Months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Beginning balance	$5,014	$3,582	$3,582
Additions from new investment	200	1,000	800
Distributions	(94)	(101)	(71)
Additions from reinvestments	473	533	388

Ending balance	$5,593	$5,014	$4,699

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of September 30, 2022:

Year Maturing	Total Amount Redeemable
2024	$3,509
2025	440
2026	309
2027	1,129
2028	206
Total	$5,593

8. Members’ Capital

There are currently two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of September 30, 2022, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding as of September 30, 2022 and December 31, 2021.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the land securing certain development loans. As of September 30, 2022, the Hoskins Group owned a total of 18.7 Series B Preferred Units, which were issued for a total of $1,870.

9. Related Party Transactions

As of September 30, 2022, the Company had $1,250, $250, and $951 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2021 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the nine months ended September 30, 2022, Mr. Myrick originated one loan for approximately $170 and the Company services the loan and in return received a 5% loan fee. In addition, during the quarter and nine months ended September 30, 2022, $193 and $799, respectively, was borrowed against the Myrick LOC to fund construction on the three loans originated by Mr. Myrick.

As of December 31, 2021, the Company serviced two loans originated by Mr. Myrick for which it received a 5% loan fee and borrowed $141 against the Myrick LOC to originate and fund construction on the two such loans.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $19,984 and $22,902 at September 30, 2022 and December 31, 2021, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2022 and 2021 are as follows:

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2022	2022	2022	2021	2021	2021	2021

Net interest and fee income	$1,455	$1,267	$1,112	$958	$830	$625	$411
Loan loss provision	271	134	74	246	83	45	214
Net interest income after loan loss provision	1,184	1,133	1,038	712	747	580	197
Gain on sale of foreclosed assets	–	101	–	1	64	13	88
Gain on foreclosure of assets	–	–	–	67	–	–	–
Gain on extinguishment of debt	–	–	–	–	361	–	10
SG&A expense	603	713	697	415	483	438	537
Depreciation and amortization	12	12	12	12	12	13	16
Loss on sale of foreclosed assets	–	–	–	23	–	51	18
Loss on foreclosure of assets	–	–	–	47	–	–	–
Impairment loss on foreclosed assets	35	–	–	–	–	–	10
Net income (loss)	$534	$509	$329	$283	$677	$91	$(286)

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Nine Months Ended September 30,
	2022	2021
Selling, general and administrative expenses
Legal and accounting	$182	$143
Salaries and related expenses	1,219	613
Board related expenses	77	74
Advertising	86	54
Rent and utilities	58	40
Loan and foreclosed asset expenses	151	299
Travel	105	105
Other	134	130
Total SG&A	$2,012	$1,458

13. Subsequent Events

Management of the Company has evaluated subsequent events through November 9, 2022, the date these interim condensed consolidated financial statements were issued.

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

Overview

During the quarter and nine months ended September 30, 2022, the Company continued to focus on the reduction of non-interest earning assets. As of September 30, 2022, loans classified as non-accrual were 11 or $5,890 compared to 23 or $9,526 as of December 31, 2021. In addition, as of September 30, 2022, we had three foreclosed assets or $1,443 compared to five or $2,724 as of December 31, 2021.

The Company continues to lose interest income on assets that do not accrue interest. During the quarter and nine months ended September 30, 2022, the estimated loss on interest income related to impaired and foreclosed assets was $257 and $864, respectively. Looking ahead, we expect to decrease the balance of non-interest earning assets as we continue to sell our remaining foreclosed assets and impaired loans in 2022.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2022:

1.	Continue to decrease the balance of non-interest-bearing assets, which includes foreclosed, real estate and classified non-accrual assets.
2.	While we anticipate lower loan originations in 2023 as compared to 2022, we will increase or focus on fix and flips as a percentage of sales.
3.	Lower SG&A expenses.
4.	Maintain a consistent margin, similar to our current spread.
5.	Maintain liquidity at a level sufficient for loan originations.

We anticipate that for the last quarter of 2022, the housing market in most of the areas in which we do business will decline due to the impact of current economic conditions. While markets will probably weaken compared to where they were as of September 30, 2022, we anticipate losses incurred in principal related to COVID-19 will not continue, and the lower interest income due to nonperforming assets will continue to decrease in the remainder of 2022 as compared to the same periods in 2021. Short term interest rates as well as mortgage interest rates are expected to continue to rise. A continued rise in short term rates is likely to benefit the company as our competitors’ rates will rise faster than ours making us more competitive, but the continued rise in long term interest rates is negatively impacting the housing industry as a whole, and therefore us.

We had $55,864 and $46,943 in loan assets, net as of September 30, 2022 and December 31, 2021, respectively. In addition, as of September 30, 2022, we had 225 commercial construction and 19 development loans with 61 borrowers in 21 states.

Net cash provided by operations increased $2,144 to $3,308 as of September 30, 2022 compared to the same period of 2021. Our increase in operating cash flow was due primarily to net income, accrued interest payable and customer interest escrows. As of September 30, 2022, customer interest escrows included $500 for a Pennsylvania development loan.

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

September 30, 2022
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$
Decreasing fair value of the real estate collateral by 35%**	$3,760

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $55,864.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

September 30, 2022
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$
Decreasing fair value of the foreclosed asset by 35%**	$505

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $1,443.

Results of Operation

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Interest Income		*		*		*		*
Estimated interest income	$2,198	15%	$1,532	12%	$5,978	14%	$4,533	12%
Estimated unearned interest income due to COVID-19	(167)	(1)%	(228)	(2)%	(519)	(1)%	(684)	(2)%
Interest income on loans	$2,031	14%	$1,304	10%	$5,459	13%	$3,849	10%

Fee income on loans	874	6%	959	8%	2,662	6%	2,557	7%
Deferred loan fees	(163)	(1)%	(200)	(2)%	(502)	(1)%	(621)	(2)%
Fee income on loans, net	711	5%	759	6%	2,160	5%	1,936	5%

Interest and fee income on loans	2,742	19%	2,063	16%	7,619	18%	5,785	15%

Interest expense unsecured	694	5%	745	6%	2,026	5%	2,276	6%
Interest expense secured	541	4%	446	4%	1,584	4%	1,521	4%
Amortization offering costs	52	-%	42	-%	175	-%	122	-%
Interest expense	1,287	9%	1,233	10%	3,785	9%	3,919	10%
Net interest income (spread)	1,455	10%	830	6%	3,834	9%	1,866	5%

Weighted average outstanding loan asset balance	$59,095		$50,156		$56,773		$50,226

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

Estimated interest income on loans increased to 15% and 14% for the quarter and nine months ended September 30, 2022 compared to 12% for the same periods of the prior year. Interest income increased due to a decline in the total of loans not paying interest. Construction loans not paying interest as of September 30, 2022 and 2021 were $5,890 and $9,529, respectively.

Interest expense decreased to 9% for both the quarter and nine months ended September 30, 2022 compared to 10% for both of the same periods of the prior year. The decrease in the interest expense is due to the lowered effective interest rate of 8.88% for the period ended September 30, 2022 compared to 9.53% for the same period of the prior year. We reduced rates of both secured and unsecured debt during the period ended September 30, 2022 compared to the same period of 2021.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.5%. In July 2022 we changed our pricing model to decrease by 0.5% our pricing on all new construction loans during their first year, and increase pricing by 2.5% on those loans at all times after that. This pricing change is anticipated to lower profit in the remaining quarter of 2022 by approximately $18 and in the first two quarters of 2023 by $54, however we anticipate that by the fourth quarter of 2023 the pricing change will increase our profitability. If all currently owned construction loans were currently using this pricing, our profitability would increase by $310 per year.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. In addition, our development loans typically do not recognize a loan fee. When loans terminate before their expected maturity, the remaining fee is recognized at the termination of the loan. During the quarter and nine months ended September 30, 2022 and 2021, fee income, net was 5%.

● Amount of nonperforming assets. Generally, two types of nonperforming assets negatively affect our interest spread: loans not paying interest and foreclosed assets.

As of September 30, 2022 and 2021, construction and development loans which did not accrue interest was $5,890 and $9,529, respectively.

Foreclosed assets do not provide a monthly interest return. As of September 30, 2022 and December 31, 2021, foreclosed assets were $1,443 and $2,724, respectively, which resulted in a negative impact to our interest spread in both years.

The amount of nonperforming assets is expected to decrease over the next quarter as we continue to liquidate nonperforming assets.

Loan Loss Provision

Loan loss provision (expense throughout the year) was $271 and $83 for the quarters ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, loan loss expense was $479 and $342, respectively.

The allowance for loan losses at September 30, 2022 was $2,156 which primarily consisted of $270 for loans without specific reserves, $85 for loans with specific reserves and $1,801 for loans with specific reserves due to the impact of COVID-19.

As of December 31, 2021 the allowance for loan losses was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for loans with specific reserves due to the impact of COVID-19.

During the nine months ended September 30, 2022 and year ended December 31, 2021, we incurred $371 and $509 in direct charge offs, respectively.

Non-Interest Income

Gain on the Extinguishment of Debt

During April 2020, the Company received a grant under the Economic Injury Disaster Loan Emergency Advance (the “EIDL Advance”) for $10 which was used for payroll and other certain operating expenses.

During February 2021, the full EIDL Advance or $10 and accrued interest were forgiven by the U.S. Small Business Administration.

During February 2021, the Company received their second draw of the Paycheck Protection Program (“PPP”) loan created under the Coronavirus Aid, Relief, and Economic Security Act for $316 which was used to cover payroll and certain other identified costs. During August 2021, the full amount of the PPP loan was forgiven.

Gain on Sale of Foreclosed Assets

During the quarter and nine months ended September 30, 2022 and 2021, we sold none and two foreclosed assets and one and 13 foreclosed assets, which resulted in a gain on the sale of $0, $101 and $64 and $165, respectively.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Legal and accounting	$29	$17	$182	$143
Salaries and related expenses	430	285	1,219	613
Board related expenses	27	24	77	74
Advertising	24	(7)	86	54
Rent and utilities	15	18	58	40
Loan and foreclosed asset expenses	9	62	151	299
Travel	27	45	105	105
Other	42	39	134	130
Total SG&A	$603	$483	$2,012	$1,458

Our SG&A expense increased $120 and $554 for the quarter and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, due primarily to salaries and related expense, partially offset by decreases in loan and foreclosed asset expenses. Salaries and related expenses increased $145 and $606 for the quarter and nine months ended September 30, 2022, respectively, due primarily to:

●	Profit share expense was $99 and $295 for the quarter and nine months ended September 30, 2022, respectively, compared to $35 for both the quarter and nine months ended for the same period of the prior year;
●	Employee retention credit was $103 and $199 for both the quarter and nine months ended September 30, 2021. No employee retention credits were recognized in 2022; and
●	Deferred loan origination salaries expenses were $142 and $497 for the quarter and nine months ended September 30, 2022 compared to $115 and $626 for the same periods of the prior year, respectively.

Loss on the Sale of Foreclosed Assets

During both the quarters and nine months ended September 30, 2022 we recognized $0 as a loss on the sale of foreclosed assets compared to $0 and $69 for the same periods of the prior year, respectively. No foreclosed assets were sold for a loss during the quarter and nine months ended September 30, 2022 and we sold six foreclosed assets during the nine months ended September 30, 2021 which resulted in the loss on sale.

Impairment Loss on Foreclosed Assets

During both the quarter and nine months ended September 30, 2022, we recognized $35 in impairment loss on foreclosed assets compared to $0 and $10 for the same periods of the prior year, respectively.

Consolidated Financial Position

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase during the fourth quarter of 2022 because: 1) Payoffs are slowing as builder sales are slowing some, 2) housing starts are down which should reduce competition between builders for labor and should allow for faster construction which will initially increase the balances, and 3) we had strong originations in the first three quarters of 2022 and those loans will be growing in balance during the fourth quarter.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2022:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$297	70%		5%
Connecticut	2	5	2,045	1,463	1,066	72%		5%
Delaware	1	4	1,385	970	767	70%		5%
Florida	17	102	38,921	28,602	20,723	73%		5%
Georgia	3	5	2,425	1,337	832	55%		5%
Illinois	2	1	1,245	747	481	60%		5%
Louisiana	2	4	935	629	406	73%		5%
Maryland	1	2	958	671	110	70%		5%
Michigan	3	5	1,335	1,003	782	75%		5%
New Jersey	1	5	2,687	2,259	2,582	84%		5%
New York	1	1	740	500	488	68%		5%
North Carolina	6	14	6,648	3,966	2,390	60%		5%
Ohio	2	7	2,408	1,667	1,356	69%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	19	22,327	14,452	10,641	65%		5%
South Carolina	10	30	7,542	5,247	3,100	70%		5%
Tennessee	2	2	965	583	467	60%		5%
Texas	2	4	3,118	2,039	1,653	65%		5%
Utah	1	3	1,522	1,155	1,044	76%		5%
Virginia	1	1	297	195	97	66%		5%
Washington	1	8	4,720	3,257	2,030	69%		5%
Total	61	225	$103,540	$71,664	$51,680	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$995	$697	$390	70%		5%
Connecticut	2	4	1,535	1,084	719	71%		5%
Delaware	1	6	5,960	2,387	1,817	40%		5%
Florida	18	88	28,922	21,787	13,649	75%		5%
Georgia	2	2	1,130	631	366	56%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	1	624	436	347	70%		5%
Louisiana	2	3	590	387	125	66%		5%
Michigan	2	12	3,431	2,586	2,299	75%		5%
New Jersey	1	7	2,382	1,910	1,664	80%		5%
New York	1	1	525	378	305	72%		5%
North Carolina	8	14	7,141	4,349	2,105	61%		5%
Ohio	2	9	2,929	2,132	1,105	73%		5%
Oregon	2	2	923	646	440	70%		5%
Pennsylvania	2	20	21,867	13,487	10,078	62%		5%
South Carolina	10	32	8,353	5,793	3,579	69%		5%
Tennessee	2	2	940	582	319	62%		5%
Texas	2	5	2,873	1,750	549	61%		5%
Virginia	3	3	1,140	765	519	67%		5%
Washington	1	8	4,785	3,022	2,104	63%		5%
Total	66	224	$98,935	$66,008	$43,106	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2022:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Connecticut	1	1	$150	$180	$81	54%		varies
Delaware	1	1	543	147	147	27%		varies
Florida	4	4	576	1,196	34	6%		varies
Georgia	1	1	60	24	24	40%		varies
New Jersey	1	2	100	52	51	51%		varies
Pennsylvania	1	5	16,357	8,500	6,537	40%		varies
South Carolina	4	4	1,387	1,386	1,367	99%		varies
Texas	1	1	-	125	(28)	100%		varies
Total	14	19	$19,173	$11,610	$8,213	43	%(4)	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,870 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Connecticut	1	1	$350	$180	$180	51%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	5	5	816	1,297	611	75%		7%
Pennsylvania	1	4	9,312	6,500	6,103	66%		varies
South Carolina	3	3	1,373	846	539	39%		7%
Texas	1	1	70	125	77	110%		7%
Total	12	15	$12,464	$9,095	$7,657	61	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,720 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Combined Loan Portfolio Summary

Financing receivables are comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Loans receivable, gross	$59,893	$50,763
Less: Deferred loan fees	(1,326)	(1,143)
Less: Deposits	(848)	(934)
Plus: Deferred origination costs	301	305
Less: Allowance for loan losses	(2,156)	(2,048)

Loans receivable, net	$55,864	$46,943

The following is a roll forward of combined loans:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Beginning balance	$46,943	$46,405	$46,405
Originations and modifications	45,519	45,395	34,499
Principal collections	(36,850)	(44,290)	(33,914)
Transferred from loans receivable, net	(556)	(791)	(274)
Transferred to loans receivable, net	1,017	-	-
Change in builder deposit	87	403	317
Change in the allowance for loan losses	(109)	(80)	166
Change in loan fees, net	(187)	(99)	258
Ending balance	$55,864	$46,943	$47,457

Finance Receivables – By risk rating:

	September 30, 2022	December 31, 2021

Pass	$52,006	$38,893
Special mention	1,997	2,344
Classified – accruing	–	–
Classified – nonaccrual	5,890	9,526

Total	$59,893	$50,763

Finance Receivables – Method of impairment calculation:

	September 30, 2022	December 31, 2021

Performing loans evaluated individually	$17,178	$16,495
Performing loans evaluated collectively	36,825	24,742
Non-performing loans without a specific reserve	591	596
Non-performing loans with a specific reserve	5,299	8,930

Total evaluated collectively for loan losses	$59,893	$50,763

As of September 30, 2022 and December 31, 2021, there were no loans acquired with deteriorated credit quality.

Impaired Loans

The following is a summary of our impaired non-accrual (non-performing) commercial construction loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021

Unpaid principal balance (contractual obligation from customer)	$6,261	$10,035
Charge-offs and payments applied	(371)	(509)
Gross value before related allowance	5,890	9,526
Related allowance	(1,886)	(1,825)
Value after allowance	$4,004	$7,701

Below is an aging schedule of loans receivable as of September 30, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	233	$54,003	90%
60-89 days	-	-	-
90-179 days	-	-	-
180-269 days	3	462	1%
>270 days	8	5,428	9%

Subtotal	244	$59,893	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	244	$59,893	100%

Below is an aging schedule of loans receivable as of December 31, 2021, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Below is an aging schedule of loans receivable as of September 30, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	233	$54,003	90%
60-89 days	-	-	-
90-179 days	-	-	-
180-269 days	3	462	1%
>270 days	8	5,428	9%

Subtotal	244	$59,893	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	244	$59,893	100%

Below is an aging schedule of loans receivable as of December 31, 2021, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Beginning balance	$2,724	$4,449	$4,449
Transfers from loan receivables, net	556	791	274
Transfers to loan receivables, net	(1,017)	-	-
Additions from construction/development	210	818	612
Sale proceeds	(1,096)	(3,418)	(2,674)
Loss on foreclosure	-	(47)	-
Loss on sale of foreclosed assets	-	(92)	(69)
Gain on foreclosure	-	67	-
Gain on sale of foreclosed assets	101	166	165
Impairment loss on foreclosed assets	(35)	(10)	(10)
Ending balance	$1,443	$2,724	$2,747

During the quarter and nine months ended September 30, 2022 and 2021, we sold none and two foreclosed assets and one and 13 foreclosed assets, respectively.

In addition, during the quarter and nine months ended September 30, 2022 and 2021, we transferred one construction loan from loans receivables to foreclosed assets for both the quarter and nine months ended September 30, 2022 compared to one and none for the same periods of the prior year, respectively.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2020

Beginning balance	$479	$510	$510
Preferred equity dividends	133	230	106
Additions from Pennsylvania loans	1,124	513	501
Additions from other loans	240	720	633
Interest, fees, principal or repaid to borrower	(1,143)	(1,494)	(1,182)
Ending balance	$833	$479	$568

Related Party Borrowings

As of September 30, 2022, the Company had $1,250, $250, and $951 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and chairman of the board of managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2021 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the nine months ended September 30, 2022, Mr. Myrick originated one loan for approximately $170 and the Company services the loan and in return received a 5% loan fee. In addition, during the quarter and nine months ended September 30, 2022 $193 and $799 was borrowed against the Myrick LOC to fund construction on the three loans originated by Mr. Myrick.

As of December 31, 2021, the Company serviced two loans originated by Mr. Myrick for which it received a 5% loan fee and borrowed $141 against the Myrick LOC to originate and fund construction on the two such loans.

Secured Borrowings

Lines of Credit

As of September 30, 2022 and December 31, 2021, the Company had $49 and $859 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the second quarter of 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $6 and $8 as of September 30, 2022 and December 31, 2021, respectively.

Summary

The borrowings secured by loan assets are summarized below:

	September 30, 2022		December 31, 2021
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,005	$5,594	$4,847	$2,969
S.K. Funding	11,211	7,300	8,084	5,500

Lender
Shuman	532	125	566	125
Jeff Eppinger	3,436	1,500	3,328	1,500
R. Scott Summers	1,733	777	1,475	847
John C. Solomon	1,128	563	1,139	563
Judith Y. Swanson	11,124	7,000	9,803	6,841

Total	$36,169	$22,859	$29,242	$18,345

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at September 30, 2022 and December 31, 2021 was 8.88% and 9.28%, respectively, not including the amortization of deferred financing costs.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. Our fourth public notes offering, which was declared effective on September 16, 2022, includes a mandatory early redemption option on all Notes, provided that the proceeds are reinvested. In our historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third public notes offering had a mandatory early redemption option, subject to certain conditions.

The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Gross Notes outstanding, beginning of period	$20,636	$21,482	$21,482
Notes issued	3,243	7,876	7,239
Note repayments / redemptions	(3,368)	(8,722)	(7,820)

Gross Notes outstanding, end of period	$20,511	$20,636	$20,901

Less deferred financing costs, net	(379)	(367)	(389)

Notes outstanding, net	$20,132	$20,269	$21,192

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Deferred financing costs, beginning balance	$1,061	$942	$942
Additions	187	119	95
Deferred financing costs, ending balance	1,248	1,061	1,037
Less accumulated amortization	(869)	(694)	(648)
Deferred financing costs, net	$379	$367	$389

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021	Nine Months Ended September 30, 2021

Accumulated amortization, beginning balance	$694	$526	$526
Additions	175	168	122
Accumulated amortization, ending balance	$869	$694	$648

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	September 30, 2022	December 31, 2021
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2022	10.0%	-	159
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	August 2022	11.0%	-	200
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	-
Subordinated Promissory Note	December 2022	5.0%	3	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	10	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	July 2024	5.0%	-	1,500
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	10.0%	375	334
Senior Subordinated Promissory Note	August 2026	8.0%	291	-
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	-
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	-
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
			$7,627	$7,444

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due nine months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to total assets was 14% as of September 30, 2022 and December 31, 2021. We anticipate this ratio to increase as more earnings are retained in 2022 and some additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2022	December 31, 2021
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,669	$19,165
Secured lines of credit from affiliates	2	49	859
Unsecured line of credit (senior)	3	1,250	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,053
Unsecured Notes through our public offering, gross	5	20,512	20,636
Other unsecured debt (subordinated)	5	4,835	4,693
Other unsecured debt (junior subordinated)	6	447	447

Total		$51,856	$48,103

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. We had 244 and 239 combined loans outstanding as of September 30, 2022 and December 31, 2021, respectively. Gross loans receivable totaled $59,893 and $50,763 as of September 30, 2022 and December 31, 2021, respectively. Our unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,984 and $22,902 as September 30, 2022 and December 31, 2021, respectively.

We anticipate lower originations and payoffs during the 12 months subsequent to September 30, 2022 which is similar to the first nine months of 2022 and due primarily to the current economic decline in the housing market activity.

To fund our combined loans, we rely on secured debt, unsecured debt, equity and cash which are described in the following table:

Source of Liquidity	As of September 30, 2022	As of December 31, 2021
Secured debt, net of deferred financing costs	$23,712	$20,016
Unsecured debt, net of deferred financing costs	27,759	27,713
Equity*	7,676	6,604
Cash	1,119	3,735

*Equity includes Members’ Capital and Redeemable Preferred Equity.

As of September 30, 2022 and December 31, 2021, cash was $1,119 and $3,735, respectively. In addition, we had $600 in restricted cash as of September 30, 2022.

Secured debt, net of deferred financing costs increased $3,696 to $23,712 as of September 30, 2022 compared to $20,016 for the year ended December 31, 2021 which was primarily related to borrowings on our purchase and sale agreements. We anticipate secured debt to increase if our loan receivable balances increase.

Unsecured debt, net of deferred financing costs increased $46 to $27,759 as of September 30, 2022 compared to $27,713 for the year ended December 31, 2021. The increase in unsecured debt primarily related to the increase in other unsecured debt sold outside of our Notes Program. In addition, we believe we can increase unsecured debt by raising interest rates if needed.

Equity increased $1,072 to $7,676 as of September 30, 2022 compared to $6,604 for the year ended December 31, 2021. The increase was due primarily to retained earnings from Common A and earned but not paid distributions of Series C preferred equity holders. In addition, investments in Series C increased $200.

We anticipate an increase in our equity during the 12 months subsequent to September 30, 2022, through retaining earnings. If we are not able to increase our equity through retained earnings, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2022 is $24,373, which consists of secured borrowings of $22,912 and unsecured borrowings of $1,461.

Secured borrowings maturing through the year ending December 31, 2022 primarily consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due to their related demand loan collateral. The following are secured facilities listed as maturing in 2022 with actual maturity and renewal dates:

●	Swanson – $7,000 due October 2023 and automatically renews unless notice given;
●	Shuman – $125 due July 2023 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due January 2023 and automatically renews unless notice is given;
●	S. K. Funding – $2,800 of the total due January 2023 and automatically renews unless notice is given;
●	Builder Finance, Inc. – $5,594 with no expiration date;
●	New LOC Agreements - $2,840 due generally with one-month notice and nine months to reduce principal balance to zero;
●	Myrick LOC - $49 due upon demand; and
●	Mortgage Payable – $4 due monthly.

Unsecured borrowings due by December 31, 2022 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $958 and $503, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 73% of our Note holders reinvest upon maturity.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. Our fourth public notes offering, which was declared effective on September 16, 2022, includes a mandatory early redemption option on all Notes, provided that the proceeds are reinvested. In our historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third public notes offering had a mandatory early redemption option, subject to certain conditions.

Our other unsecured debt historically renews. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate not growing our assets; however, are prepared to grow if the economic environment requires or allows it through the net sources and uses (12-month liquidity) listed above as well as future capital increases from debt, redeemable preferred equity, and regular equity. Our expectation to grow loan asset balances is subject to changes due to changes in demand, competition, and the economy. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years. In some of our markets, prices of sold homes are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). However, we anticipate significant declines in home values in many markets over the next 12 months as mortgage interest rates continue to rise.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. We can see this impact now as housing starts recently dropped by approximately 27%. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. While the prime rate and fed funds rate have increased significantly in 2022, the CD rates, while increasing, have not increased as much. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates, however in the current environment, this is less accurate than in most years. Both the short- and long-term interest rates have risen slightly but are generally low historically.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, other than unfunded loan commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended September 30, 2022:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.5804205	58,042.05
Gregory L. Sheldon and Madeline M. Sheldon	0.2030814	20,308.14
BLDR, LLC	0.1877835	18,778.35
Schultz Family Living Trust	0.0467135	4,671.35
Fernando Ascencio and Lorraine Carol Ascencio	0.0874011	8,740.11
Mark and Tris Ann Garboski	0.1758926	17,589.26
Total	1.2812926	128,129.26

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

(b)

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of September 30, 2022, we had issued $328 in Notes pursuant to our current public offering. As of September 30, 2022, we incurred expenses of $126 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2022 were $202 all of which was used to increase loan balances.

Our prior public offering, which was our third public offering of Notes (SEC File No. 333-224557, effective March 22, 2019) terminated on September 16, 2022, which had issued $38,463 in Notes pursuant to our third public offering. From March 22, 2019 through September 16, 2022, we incurred expenses of $665 in connection with the issuance and distribution of the Notes in our third public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing and professional services. Net offering proceeds as of September 16, 2022 were $37,798 all of which were used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2022, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated September 16, 2022, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 16, 2022, Commission File No. 333-263759

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Inline XBRL Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 9, 2022	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

