Form 10-K
period 2022-12-31
Shepherd's Finance, LLC
filed 2023-03-15
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: The recent decline in housing starts and rise in interest rates; uncertainties relating to the effects of the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in this Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of this Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and subsequent Quarterly Reports on Form 10-Q.

When considering forward-looking statements, our risk factors, as well as the other cautionary statements in this report and in our Registration Statement on Form S-1, should be kept in mind. Do not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

PART I

ITEM 1. BUSINESS

Purpose and History

Our business is focused on commercial lending to participants in the residential construction and development industry. We believe this market is underserved because of the lack of traditional lenders currently fully participating in the market. We were originally formed as a Pennsylvania limited liability company on May 10, 2007. To meet our business objectives, we changed our name to Shepherd’s Finance, LLC on December 2, 2011. We converted to a Delaware limited liability company on March 29, 2012. We are located in Jacksonville, Florida. As used in this report, “we,” “us,” “our,” and “Company” refer to Shepherd’s Finance, LLC. We have an internet website at www.shepherdsfinance.com. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for reference only.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of lots and undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do neither or either of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), and purchase defaulted secured debt from financial institutions at a discount.

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

In addition, our Executive Vice President of Operations has 17 years of experience in this type of lending. Our Chief Financial Officer (“CFO”) has 17 years of SEC registrant accounting experience. Our Executive Vice President has been in the housing industry for over 38 years including holding executive level positions for the majority of that time. Our Executive Vice President of Sales was appointed in April 2021 and has over 20 years of experience in the construction finance industry.

Human Capital Resources

As of December 31, 2022, we have retained 20 employees (three of which are lending representatives) including our CEO. The development, attraction, and retention of employees is a strong focus for the Company, as is fostering and maintaining a strong, healthy corporate culture. Additionally, as described in more detail elsewhere in this report, we have an executive compensation program designed to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, improved through early 2022, then declined through the fall of 2022, and since has been relatively stable nationally), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the 2008 credit crisis. Nonregulated builder focused lenders (of which we are one) have increased their presence since 2008. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing.

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated. As of December 31, 2022, we have retained 20 employees (three of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders working in the field.

Our efforts are designed to create a loan portfolio that includes some or all of the following investment characteristics: (i) provides current income; (ii) is well-secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads.

Our investment policies may be amended or changed at any time by our board of managers. In the years ahead, we plan maintaining or growing our current level of lending, increasing our geographic diversity, growing our rehab lending program, and improving our financial performance. We may be adding systems and people to accomplish these goals.

As we continue to grow our business, we are focusing some of our efforts on our rehab program, which we believe in the long run will face less bank competition and have more stable demand than our new construction program.

Risk and Mitigation

We believe that while creating speculative construction loans is a high-risk venture, the opportunity for margin, the differences in our lending versus typical small bank lending, and our loss mitigation techniques will all help this to continue to be a profitable business.

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows for some of our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and how much of the lot purchase the builder is required to fund.

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws, but are not regulated and controlled by bank examiners from the government. We follow best practices we have learned through our experience, some of which are required of banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds, is typically higher than that of most banks. We charge our borrowers higher interest rates than do most banks. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e., funding borrowing requests or maturities of debt). Our assets typically turnover much quicker (about 4 times faster) than our average unsecured debt does, and our unsecured debt is mostly prepayable. These items help keep liquidity stable.

Community Reinvestment Act (CRA)(1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including redeemable preferred equity) to loan assets.	Our equity to loan assets, net ratio was 13.8% as of December 31, 2022. The higher the percentage, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans to builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 21 states as of December 31, 2022.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this. We received two PPP loans, one in 2020 which was forgiven in 2020 and one in 2021 which was forgiven in 2021, and received funds through the federal employee retention tax credit (“ERTC”) during 2021.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, and maintaining certain files and documents similar to those that a bank might maintain.

(1)	The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales the homebuilder will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, through December 31, 2022, about 80% of our construction loans have been spec homes and 20% have been contracts.

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

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes; and/or

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	Average home construction loan is $297,000. Development loans vary greatly.

Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 2.5%, minimum rate of 7%

Origination Fee	5% for home construction loans, development loans on a case-by-case basis

Title Insurance	Only on high-risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives and our builder website, www.constructionspecloans.com.

Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the borrower.

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our CEO and the Loan Policy Committee,

2023 Outlook

During 2023, the housing market in most of the areas in which we do business will likely decline as compared to the same period of time in 2022 due to the impact of current economic conditions and reactions by the Federal Reserve Bank. While markets will probably weaken compared to where they were during 2022, we anticipate losses incurred in principal related to COVID-19 will decrease, and the lower interest income due to nonperforming assets will continue to decrease during 2023 as compared to 2022. Short term interest rates are expected to continue to rise. Mortgage rates peaked mid-2022 and have declined since. A continued rise in short term rates is likely to benefit the company as our competitors’ rates will rise faster than ours making us more competitive, but an additional rise in long term interest rates would negatively impact the housing industry as a whole, and therefore us.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$362	70%		5%
Connecticut	2	5	2,045	1,463	1,365	72%		5%
Delaware	1	3	1,035	725	523	70%		5%
Florida	19	113	42,605	30,573	21,155	72%		5%
Georgia	5	6	3,116	1,798	919	58%		5%
Illinois	1	1	1,245	747	586	60%		5%
Louisiana	2	4	975	628	457	64%		5%
Maryland	1	2	958	671	232	70%		5%
Michigan	3	5	1,437	1,003	979	70%		5%
New Jersey	1	5	3,127	2,259	2,769	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	15	7,067	4,143	2,676	59%		5%
Ohio	2	4	1,178	831	775	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,132	14,016	9,831	70%		5%
South Carolina	10	27	7,525	5,133	3,582	68%		5%
Tennessee	3	4	1,554	977	799	63%		5%
Texas	2	4	3,118	2,039	1,828	65%		5%
Utah	1	1	900	720	719	80%		5%
Virginia	2	3	924	646	213	70%		5%
Washington	1	7	3,995	2,732	2,158	54%		5%
Total	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$995	$697	$390	70%		5%
Connecticut	2	4	1,535	1,084	719	71%		5%
Delaware	1	6	5,960	2,387	1,817	40%		5%
Florida	18	88	28,922	21,787	13,649	75%		5%
Georgia	2	2	1,130	631	366	56%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	1	624	436	347	70%		5%
Louisiana	2	3	590	387	125	66%		5%
Michigan	2	12	3,431	2,586	2,299	75%		5%
New Jersey	1	7	2,382	1,910	1,664	80%		5%
New York	1	1	525	378	305	72%		5%
North Carolina	8	14	7,141	4,349	2,105	61%		5%
Ohio	2	9	2,929	2,132	1,105	73%		5%
Oregon	2	2	923	646	440	70%		5%
Pennsylvania	2	20	21,867	13,487	10,078	62%		5%
South Carolina	10	32	8,353	5,793	3,579	69%		5%
Tennessee	2	2	940	582	319	62%		5%
Texas	2	5	2,873	1,750	549	61%		5%
Virginia	3	3	1,140	765	519	67%		5%
Washington	1	8	4,785	3,022	2,104	63%		5%
Total	66	224	$98,935	$66,008	$43,106	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding(5)	Loan to Value Ratio(3)		Interest Spread
Connecticut	1	1	$150	$180	$81	54%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	4	4	175	1,196	(117)	(67)%		7%
Georgia	1	1	60	24	24	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	625	500	500	80%		7%
Pennsylvania	1	5	16,664	8,500	6,153	37%		varies
South Carolina	3	4	1,401	1,386	1,367	98%		7%
Texas	1	1	-	125	(28)	100%		7%
Total	14	20	$19,718	$12,110	$8,178	41	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,900 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

(5)	Gross Amount Outstanding credit balances are due to deposits on account.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2021:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	4	$9,312	$6,500	$6,103	66%		varies
Florida	5	5	816	1,297	611	75%		7%
Texas	1	1	70	125	77	110%		7%
Connecticut	1	1	350	180	180	51%		7%
Delaware	1	1	543	147	147	27%		7%
South Carolina	3	3	1,373	846	539	39%		7%
Total	12	15	$12,464	$9,095	$7,657	61	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,720 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

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

We believe that this is a good time to extend commercial loans to builders in the residential real estate market because this market appears underserved. We expect our loans to be different than other lenders in the markets in which we are active. Typically, the differences are:

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

On May 7, 2020, we made the decision to reopen lending under normal, pre-COVID-19 terms for a limited group of certain of our customers. In addition, the decision was made to allow rehab loans to builders at terms that are less conservative than those established in April 2020 but more conservative than terms prior to the arrival of COVID-19. At that point, we were offering normal terms to approximately 40% of our customers, and restricted terms to approximately 60% of its customers. In the second half of 2020, we slowly increased the percentage of customers with normal terms to near 100% by the end of the year. The initial negative impact of COVID-19 can be seen in our financial statements, predominantly in 2020.

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

We have $56,650,000 of loan assets as of December 31, 2022. A 35% reduction in total collateral value would reduce our earnings and net worth by $3,478,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2022, we had $56,650,000 of loan assets on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $3,478,000 loss. Accordingly, our business is subject to risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $8,178,000 of development loan assets as of December 31, 2022, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

We have $8,178,000 of development loan assets as of December 31, 2022. Development loans are riskier than construction loans for two reasons: the duration of the loan and the nature of the collateral. The duration (being three to five years as compared to generally less than one year on construction loans) allows for a greater period of time over which the collateral value could decrease. Also, the collateral value of development loans is more likely to change in greater percentages than that of built homes. For example, during a 70% reduction in housing starts, newly completed homes still have value, but lots may be worthless. This added risk to this portion of our portfolio adds risk to our investors as our net worth would be significantly impacted by losses.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, who is concentrated in the Pittsburgh, Pennsylvania market, for a significant portion of our revenues and a portion of our capital. Our second largest customer is in the Cape Coral, Florida market and is also a significant portion of our portfolio.

As of December 31, 2022, 26.6% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all three parties are referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market. Prior to March 3, 2023, the Hoskins Group also had a preferred equity interest in us, and in January 2021 we invested approximately $500,000 in Series A Preferred Units in Benjamin Marcus Homes, LLC. During 2022, $62,000 of dividend income was earned related to the Series A Preferred Units investment. See Note 14, Subsequent Events, to our consolidated financial statements.

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

In addition, as of December 31, 2022, 9% of our outstanding loan commitments consisted of loans made to our second largest customer, in Cape Coral, Florida.

We have foreclosed assets as of December 31, 2022, which unlike our loans, are recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

We have foreclosed assets as of December 31, 2022. A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $554,000 loss. Our business is subject to increased risk of not being able to repay timely our Note holders’ investments if such a reduction were to occur.

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

Mortgage rates have risen significantly over the past 18 months and may continue to rise significantly over the next several years. The benefit of recent trends loosening credit to potential end users of homes may be outweighed by the rise of interest rates for those borrowers, which might lower demand for new homes. In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%. The Federal Reserve increased interest rates during 2022 and has indicated it expects rates to continue to increase through 2023.

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

Because we do not offer FDIC insurance, and because we want to grow our Notes Program faster than most banks want to grow their CD base, our Notes offer significantly higher rates than bank CDs. Our cost of funds is higher than banks’ cost of funds due to, among other factors, the higher rate that we pay on our Notes and other sources of financing. This may make it more difficult for us to compete against banks when they re-join our niche lending market in large numbers. This could result in losses which could impair or eliminate our ability to pay interest and principal on our outstanding Notes.

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

We have two lines of credit from Daniel M. Wallach (our CEO and chairman of the board of managers) and his affiliates, and one line of credit from William Myrick (our Executive Vice President). The first line of credit has a maximum principal borrowing amount of $1,250,000 and is payable to Mr. Wallach and his wife, Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second line of credit has a maximum principal borrowing amount of $250,000 and is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC,” and together with the Wallach LOC, the “Wallach Affiliate LOCs”). The third line of credit has a maximum principal borrowing amount of $1,000,000 and is payable to Mr. Myrick (the “Myrick LOC”). As of December 31, 2022, there was no amount outstanding pursuant to the Wallach Trust LOC, with availability on that line of credit of $250,000, there was no amount outstanding pursuant to the Wallach LOC, with remaining availability on that line of credit of $1,250,000. As of December 31, 2022, the amount outstanding pursuant to the Myrick LOC was $35,000 with availability on that line of credit of $965,000. The interest rates on the Wallach Affiliate LOCs and the Myrick LOC generally equal the prime rate plus 3% and were 10.5% as of December 31, 2022. The Wallach Affiliate LOCs and the Myrick LOC are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these Wallach Affiliate LOCs and the Myrick LOC. Pursuant to the promissory note for each Wallach Affiliate LOCs and the Myrick LOC, the lenders have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach and Mr. Myrick will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the Wallach Affiliate LOCs and Myrick LOC, respectively. If Mr. Wallach or Mr. Myrick exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

As a result of his large equity ownership in the Company, our CEO will face a conflict of interest in deciding the number of distributions to equity owners, which could result in actions that are not in the best interests of Note holders.

As of December 31, 2022, our CEO (who is also on the board of managers) beneficially owned 80.7% of the common equity of the Company. He and his wife also own 35.5% the Series C cumulative preferred units outstanding as of December 31, 2022. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

Some of our employees and managers may face conflicts of interest as a result of their and their relatives’ investment in the Notes, which could result in actions that are not in the best interests of our Note holders.

Employees, managers, members, and relatives of managers and members have invested in the Notes, in the aggregate amount of $3,974,000 as of December 31, 2022. While investment in the Notes by our affiliates may align their interests with those of other Note holders, it could also create conflicts of interest by influencing those employees’ or managers’ actions during times of financial difficulties. For example, the fact that certain of our managers hold Notes, and the value of Notes they hold, could influence their decision to redeem Notes at a time or times when it would be prudent to use our cash resources to build capital, pay down other outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Notes by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is adverse to other holders of the Notes.

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

As of December 31, 2022, we had $35,000 of secured debt outstanding on our senior debt lines of credit from affiliates of $2,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third-parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

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

We have unfunded commitments to builders as of December 31, 2022. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes Program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2022, we have $19,730,000 of unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note holders.

We have two secured lines of credit which expire in 2023, and the unsecured portion of a line of credit which also expires in 2023. Failure of those lines to renew could strain our ability to pay other obligations.

We have a $1,325,000 line of credit (the “Shuman LOC”). As of December 31, 2022, the amount outstanding under the Shuman LOC was $125,000 which is due in July 2023. We do not know whether the Shuman LOC will be renewed. We also have a $7,000,000 line of credit (the “Swanson LOC”), a portion of which is unsecured (the “Unsecured Swanson LOC”). The balances on the Swanson LOC that were secured and unsecured as of December 31, 2022 were $6,473,000 and $527,000 respectively. Both the secured and unsecured portions of the Swanson LOC are due in July 2023. We do not know whether the Swanson LOC will be renewed. If we are unable to renegotiate or extend these lines of credit, then we may default on one or both of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2022, we have approximately $53,283,000 of debt, net of deferred financing costs. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2022, we have a total outstanding balance of $11,200,000 on our lines of credit and approximately $13,166,000 on our loan purchase and sale agreements. We also have the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The loan purchase and sale agreements and other secured debt are with third parties and all but one of the lines of credit are collateralized by loans that we have issued to builders. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. As of December 31, 2022, we had approximately $5,830,000 in Notes coming due by December 2023, and we cannot be certain whether we will be able to fund those Notes upon maturity. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Increases in interest rates would increase the amount of debt payments under the Wallach Affiliate LOCs and Myrick LOC which could impair our ability to repay the principal and interest on the Notes.

The interest rate under the Wallach Affiliate LOCs and Myrick LOC is generally equal to the prime rate plus three percent. Increases in interest rates will increase the applicable prime rate and therefore, the interest rate under the Wallach Affiliate LOCs and the Myrick LOC will increase. An increase in the interest rate would increase the amount of debt payments under the Wallach Affiliate LOCs and the Myrick LOC? which would reduce our cash flows and could impair our ability to repay the principal and interest on the Notes.

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

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $23,173,000 on December 31, 2022, and is expected to grow in the future. In addition, we have $1,250,000 in senior unsecured lines of credits which were fully drawn as of December 31, 2022. We also have senior subordinated notes which are senior to the Notes of $1,094,000 as of December 31, 2022. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death and we would be obligated to fulfill such redemption request. Holders of a 36-month Note issued on or after February 4, 2020 may request redemption at any time and, subject to certain limitations, we would be obligated to fulfill such redemption request. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $2,500,000 with $35,000 borrowed as of December 31, 2022, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

Some of the collateral securing the Pennsylvania Loans is preferred equity in our Company, which has a book value of $1,900,000 as of December 31, 2022. If the borrower defaults on any of the Pennsylvania Loans and we are forced to use collateral to repay any of the Pennsylvania Loans, we will need to sell this preferred interest in us to a third party. There is no liquid market for this instrument, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral.

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

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. We had 14% of our loan assets in equity as of December 31, 2022 and 2021. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of non-payment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

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

We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Notes upon maturity. Because funds are not set aside periodically for the repayment of the Notes over their respective terms, Note holders must rely on our consolidated cash flows from operations, investing and financing activities and other sources of financing for repayment, such as funds from sale of the Notes, loan repayments, and other borrowings. To the extent cash flows from operations and other sources are not sufficient to repay the Notes, the Note holders may lose all or part of their investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, we operate an office in Jacksonville, Florida, which we own. We entered into a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed. As of December 31, 2022, our mortgage payable balance was $587,000.

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

As of December 31, 2022, we had 2,629 Class A common membership units (“Class A Common Units”) outstanding, held by our eight members. There is no established public trading market for our Class A Common Units. As of December 31, 2022, 80.7% of our outstanding Class A Common Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Preferred Equity

Series B Preferred Units

We previously entered into an agreement with the Hoskins Group (consisting of Benjamin Marcus Homes, LLC, Investor’s Mark Acquisitions, LLC, and Mark L. Hoskins) pursuant to which we sell the Hoskins Group 0.1 Series B cumulative preferred units (“Series B Preferred Units”) upon the closing of certain lots. During the year ended December 31, 2022, we issued 1.8 Series B Preferred Units to the Hoskins Group for $180.

There is no established public trading market for our Series B Preferred Units. The Series B Preferred Units are redeemable by the Company at any time. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (provided profits are available) are generally made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company.

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

See Note 14, Subsequent Events, to our consolidated financial statements, for information regarding the redemption of our Series B Preferred Units subsequent to December 31, 2022.

Series C Preferred Units

As of December 31, 2022, we had 57.25 Series C cumulative preferred units (“Series C Preferred Units”) outstanding or 12 investments, held by 14 investors. There is no established public trading market for our Series C Preferred Units. As of December 31, 2022, 35.5% of our outstanding Series C Preferred Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2022:

Recipient	Units Issued	Distribution Proceeds
Daniel M. Wallach and Joyce S. Wallach	0.5980079	$59,800.79
Gregory L. Sheldon and Madeline M. Sheldon	0.2092350	20,923.50
BLDR Holdings, LLC	0.1934735	19,347.35
Schultz Family Revocable Living Trust	0.0481289	4,812.89
Fernando Ascencio and Lorraine Carol Ascencio	0.0900495	9,004.95
Mark and Tris Ann Garboski	0.1812223	18,122.23
Total	1.3201171	$132,011.71

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

See Note 14, Subsequent Events, to our consolidated financial statements, for information regarding the redemption of a portion of our Series C Preferred Units subsequent to December 31, 2022.

(b)	Notes Program

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of December 31, 2022, we had issued $4,329 in Notes pursuant to our current public offering. As of December 31, 2022, we incurred expenses of $164 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2022 were $4,165 all of which was used to increase loan balances.

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

Economic and Industry Dynamics

During 2022, the Company continued to focus on the reduction of non-interest earning assets. As of December 31, 2022, loans classified as non-accrual were 14 or $7,177 compared to 23 or $9,526 as of December 31, 2021. In addition, as of December 31, 2022 and 2021 we had 3 foreclosed assets or $1,582 and 5 or $2,724, respectively.

The Company continues to lose interest income on assets that do not accrue interest. During the year ended December 31, 2022 the estimated loss on interest income related to impaired and foreclosed assets was $1,226. Looking ahead, we expect this to decrease as we continue to focus on the reduction through selling our remaining non-interest earning assets in 2023.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during 2023:

1.	Continue to decrease the balance of non-interest-bearing assets, which includes foreclosed real estate and classified non-accrual assets.
2.	While we anticipate lower loan originations in 2023 as compared to 2022, we will increase our focus on fix and flips as a percentage of sales.
3.	Lower SG&A expenses.
4.	Maintain a consistent margin, similar to our current spread.
5.	Maintain liquidity at a level sufficient for loan originations.

During 2023, the housing market in most of the areas in which we do business will likely decline as compared to the same period of time in 2022 due to the impact of current economic conditions. While markets will probably weaken compared to where they were during 2022, we anticipate losses incurred in principal related to COVID-19 will decrease, and the lower interest income due to nonperforming assets will continue to decrease during 2023 as compared to 2022. Short term interest rates are expected to continue to rise. Mortgage rates peaked mid-2022 and have declined since. A continued rise in short term rates is likely to benefit the company as our competitors’ rates will rise faster than ours making us more competitive, but an additional rise in long term interest rates would negatively impact the housing industry as a whole, and therefore us.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans. Despite these efforts, if values in a particular area of the country drop by 60%, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan, and helping the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.
Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)	As of December 31, 2022 and 2021, 27% and 26%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2022, our next two largest customers make up 9% and 7% of our loan commitments, with loans in Cape Coral and Orlando, Florida, respectively. As of December 31, 2021, our next two largest customers made up 7% and 4% of our loan commitments, with loans in Orlando, Florida and Spokane, Washington, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while continuing to focus on our residential homebuilder customers.

Not having funds available to us to service the commitments we have

As of December 31, 2022, our typical construction loan had about 69% of its loan amount outstanding on average. That means that on average, about 31% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2022, unfunded commitments were $19,730, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments;

● sell more secured interests on our loans; or

● draw down on our lines of credit from our affiliates.

Non-payment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some non-payment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.
Nonperforming assets	As of December 31, 2022, nonperforming assets were approximately $6,526 (defined as impaired loans, net and/or loans on nonaccrual plus foreclosed assets net of reserves).

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

For loans greater than 12 months in age that are individually evaluated for impairment, appraisals have been prepared within the last 13 months if construction is greater than 90% complete. If construction is less than 90% complete the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a broker’s opinion of value.

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

December 31, 2022 Loan Loss Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$–
Decreasing fair value of the real estate collateral by 35%**	$3,478

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** If the loans were nonperforming, assuming a book amount of the loans outstanding of $56,650, and the fair value of the real estate collateral on all outstanding loans was reduced by 35%.

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

December 31, 2022 Foreclosed Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$–
Decreasing fair value of the foreclosed asset by 35%	$554

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

Other Significant Accounting Policies

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. Policies related to credit quality information, fair value measurements, offsetting assets and liabilities, related party transactions and revenue recognition require difficult judgments on complex matters that are often subject to multiple and recent changes in the authoritative guidance. Certain of these matters are among topics currently under re-examination or have recently been addressed by accounting standard setters and regulators. Specific conclusions have not been reached by these standard setters, and outcomes cannot be predicted with confidence. Also, see Note 2 of our consolidated financial statements, as they discuss accounting policies that we have selected from acceptable alternatives.

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2022 and 2021 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our statements of operations for the years ended December 31, 2022 and 2021:

(in thousands of dollars)	2022	2021

Net Interest Income
Interest and fee income on loans	$10,220	$7,944
Interest expense:
Interest related to secured borrowings	2,134	1,973
Interest related to unsecured borrowings	2,972	3,147
Interest expense	$5,106	$5,120

Net interest income	5,114	2,824

Less: Loan loss provision	930	588
Net interest income after loan loss provision	4,184	2,236

Non-Interest Income
Gain on sale of foreclosed assets	$101	$166
Gain on foreclosure of assets	–	67
Gain on the extinguishment of debt	–	371
Dividend income	62	–
Other income	154	-
Total non-interest income	$317	$604

Income	4,501	2,840

Non-Interest Expense
Selling, general and administrative	$2,683	$1,873
Depreciation and amortization	56	53
Loss on the sale of foreclosed assets	-	92
Loss on foreclosure	-	47
Impairment loss on foreclosed assets	2	10
Total non – Interest expense	2,741	2,075

Net income	$1,760	$765

Earned distribution to preferred equity holders	826	701

Net income attributable to common equity holders	$934	$64

Net income for the year ended December 31, 2022 increased $995 to $1,760 when compared to the same period of 2021. The increase in net income was primarily due to an increase in loan assets and decreasing the economic effects stemming from the COVID-19 pandemic, most importantly nonperforming assets and loan losses.

We had $56,650 and $46,943 in loan assets, net as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we had 230 construction loans in 21 states with 66 borrowers and 20 development loans in nine states with 14 borrowers.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2022 and 2021:

	2022		2021
Interest Income		*		*
Estimated interest income	$7,994	14%	$6,280	13%
Estimated unearned interest income due to COVID-19	(467)	(1)%	(926)	(2)%
Interest income on loans	7,527	13%	5,354	11%

Fee income on loans	3,355	6%	3,403	7%
Deferred loan fees	(662)	(1)%	(813)	(2)%
Fee income on loans, net	2,693	5%	2,590	5%

Interest and fee income on loans	10,220	18%	7,944	16%

Interest expense – secured	2,134	4%	1,973	4%
Interest expense – unsecured	2,745	5%	2,979	6%
Offering costs amortization	227	-%	168	-%
Interest expense	5,106	9%	5,120	10%
Net interest income (spread)	5,114	9%	2,824	6%

Weighted average outstanding loan asset balance	$56,893		$50,730

*Annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7%. For most loans, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity).

Interest income on loans was 13% and 11% for the years ended December 31, 2022 and 2021, respectively. Estimated interest not earned during the year ended December 31, 2022 and 2021 due to loans impaired as a result of COVID-19 was $467 and $926, respectively.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.5%. This 3.0% may increase because some customers run past the standard repayment time and pay a higher rate of interest after that. In 2022, the margin not including fee income was 4% vs. 1% in 2021.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at the termination of the loan. In 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments decreased 1% to 6% for the year ended December 31, 2022 compared to 7% for the same period of 2021. The decrease primarily related to modification fees charged on certain loans during 2021.

Deferred loan origination fees decreased to 1% for the year ended December 31, 2022 compared to 2% for the same period of 2021. The decrease in deferred loan origination fees was primarily due to the number of closed construction and development loans, which were 192 and 227, respectively.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of December 31, 2022 and 2021, we had 14 impaired loans in the aggregate amount of $7,177 and 23 impaired loans in the aggregate amount of $9,526 that were not paying interest, respectively. Non-performing assets not related to the impact of COVID-19 were $3,842 of the $7,177 for 2022 and $2,914 of the $9,526 for 2021.

Foreclosed assets do not provide a monthly interest return. As of December 31, 2022 and 2021, foreclosed assets were $1,582 and $2,724, respectively, which resulted in a negative impact on our interest spread in both years.

The amount of nonperforming assets is expected to decrease as we continue to sell our non-interest earning assets during the first half of 2023 compared to the same period in 2022.

Loan Loss Provision

Loan loss provision (expense throughout the year) was $930 and $588 for the years ended December 31, 2022 and 2021, respectively. Due to the changes in economic conditions during 2022, we revised the calculation of our loan loss provision which resulted in an increase in reserve across all loan types. As a result, while the percentage of nonperforming loans went down, the reserve increased.

The allowance for loan losses at December 31, 2022 was $2,527 which primarily consisted of $294 for loans without specific reserves, $246 for loans with specific reserves and $1,987 for specific reserves due to the impact of COVID-19. During the year ended December 31, 2022, we incurred $451 in direct charge offs.

The allowance for loan losses at December 31, 2021 was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for specific reserves due to the impact of COVID-19. During the year ended December 31, 2021, we incurred $509 in direct charge offs.

Non-Interest Income

Gain on Sale of Foreclosed Assets

During the years ended December 31, 2022 and 2021, we recognized $101 and $166, respectively, as a gain on the sale of foreclosed assets which related to the sale of two and six foreclosed assets during 2022 and 2021, respectively.

Dividend Income

During January 2021, we invested $500 in Series A Preferred Units in Benjamin Marcus Homes, LLC. During the year ended December 31, 2022 and 2021, $62 and $0 of dividend income was recognized related to the Series A Preferred Units investment, respectively. See Note 14, Subsequent Events, to our consolidated financial statements.

Other Income

During the year ended December 31, 2022, we consulted for two of our construction and development loan customers which included accounting guidance and recognized $154 in other income. No consulting services were performed during the year ended December 31, 2021. We anticipate to continue our consulting services to our customers on an as needed basis during 2023.

Gain on Foreclosure of Assets

During the years ended December 31, 2022 and 2021, we recognized $0 and $67, respectively, as a gain on the foreclosure of assets. We transferred one loan receivable asset to foreclosed assets for both years ended December 31, 2022 and 2021. The transfer for the year ended December 31, 2021 resulted in a gain.

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

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses for the years ended December 31, 2022 and 2021:

	2022	2021
Selling, general and administrative expenses
Legal and accounting	$244	$166
Salaries and related expenses	1,611	819
Board related expenses	103	99
Advertising	134	65
Rent and utilities	74	53
Loan and foreclosed asset expenses	163	348
Travel	167	154
Other	187	169
Total SG&A	$2,683	$1,873

SG&A expenses increased $810 to $2,683 for the year ended December 31, 2022 compared to $1,873 for the same period of 2021 due primarily to salaries and related expense. Salaries and related expenses increased $792 to $1,611 for the year ended December 31, 2022 compared to $819 for the same period of 2021, due primarily to:

●	Profit share expense was $373 and $88 for the year ended December 31, 2022 and 2021, respectively;
●	Employee retention credits and tax refunds were $0 and $328 for the year ended December 31, 2022 and 2021, respectively; and
●	Deferred loan origination salaries expenses were $664 and $765 for the year ended December 31, 2022 and 2021, respectively.

Impairment Loss on Foreclosed Assets

During the year ended December 31, 2022 and 2021, we recognized $2 and $10 as a loss on impairment of foreclosed assets, respectively.

Loss on the Sale of Foreclosed Assets

During the years ended December 31, 2022 and 2021, we recognized $0 and $92 as loss on the sale of one and seven foreclosed assets, respectively.

Loss on Foreclosure of Assets

During the years ended December 31, 2022 and 2021, we recognized $0 and $47 as a loss on foreclosure of assets. We transferred one loan receivable asset to foreclosed assets during both years ended December 31, 2022 and 2021.

Consolidated Financial Position

Cash, Cash Equivalents and Restricted Cash

We try to avoid borrowing on our lines of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. As of December 31, 2022 and 2021, our cash was $2,996 and $3,755, respectively, and our restricted cash was $1,200 and $0, respectively.

During 2022, we received two deposits for one of our sold real estate assets which was deemed restricted until construction is completed on the home was complete. See our Liquidity and Capital Resources section for more information.

Loans Receivable

Commercial Loans – Construction Loan Portfolio Summary

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$362	70%		5%
Connecticut	2	5	2,045	1,463	1,365	72%		5%
Delaware	1	3	1,035	725	523	70%		5%
Florida	19	113	42,605	30,573	21,155	72%		5%
Georgia	5	6	3,116	1,798	919	58%		5%
Illinois	1	1	1,245	747	586	60%		5%
Louisiana	2	4	975	628	457	64%		5%
Maryland	1	2	958	671	232	70%		5%
Michigan	3	5	1,437	1,003	979	70%		5%
New Jersey	1	5	3,127	2,259	2,769	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	15	7,067	4,143	2,676	59%		5%
Ohio	2	4	1,178	831	775	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,132	14,016	9,831	70%		5%
South Carolina	10	27	7,525	5,133	3,582	68%		5%
Tennessee	3	4	1,554	977	799	63%		5%
Texas	2	4	3,118	2,039	1,828	65%		5%
Utah	1	1	900	720	719	80%		5%
Virginia	2	3	924	646	213	70%		5%
Washington	1	7	3,995	2,732	2,158	54%		5%
Total	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2021:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	3	$995	$697	$390	70%		5%
Connecticut	2	4	1,535	1,084	719	71%		5%
Delaware	1	6	5,960	2,387	1,817	40%		5%
Florida	18	88	28,922	21,787	13,649	75%		5%
Georgia	2	2	1,130	631	366	56%		5%
Illinois	2	2	1,890	1,199	627	63%		5%
Indiana	1	1	624	436	347	70%		5%
Louisiana	2	3	590	387	125	66%		5%
Michigan	2	12	3,431	2,586	2,299	75%		5%
New Jersey	1	7	2,382	1,910	1,664	80%		5%
New York	1	1	525	378	305	72%		5%
North Carolina	8	14	7,141	4,349	2,105	61%		5%
Ohio	2	9	2,929	2,132	1,105	73%		5%
Oregon	2	2	923	646	440	70%		5%
Pennsylvania	2	20	21,867	13,487	10,078	62%		5%
South Carolina	10	32	8,353	5,793	3,579	69%		5%
Tennessee	2	2	940	582	319	62%		5%
Texas	2	5	2,873	1,750	549	61%		5%
Virginia	3	3	1,140	765	519	67%		5%
Washington	1	8	4,785	3,022	2,104	63%		5%
Total	66	224	$98,935	$66,008	$43,106	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding(5)	Loan to Value Ratio(3)		Interest Spread
Connecticut	1	1	$150	$180	$81	54%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	4	4	175	1,196	(117)	(67)%		7%
Georgia	1	1	60	24	24	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	625	500	500	80%		7%
Pennsylvania	1	5	16,664	8,500	6,153	37%		varies
South Carolina	3	4	1,401	1,386	1,367	98%		7%
Texas	1	1	-	125	(28)	100%		7%
Total	14	20	$19,718	$12,110	$8,178	41	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,900 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

(5)	Gross Amount Outstanding credit balances are due to deposits on account.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2021:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Pennsylvania	1	4	$9,312	$6,500	$6,103	66%		varies
Florida	5	5	816	1,297	611	75%		7%
Texas	1	1	70	125	77	110%		7%
Connecticut	1	1	350	180	180	51%		7%
Delaware	1	1	543	147	147	27%		7%
South Carolina	3	3	1,373	846	539	39%		7%
Total	12	15	$12,464	$9,095	$7,657	61	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,720 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Financing receivables are comprised of the following:

	December 31, 2022	December 31, 2021

Loans receivable, gross	$60,974	$50,763
Less: Deferred loan fees	(1,264)	(1,143)
Less: Deposits	(839)	(934)
Plus: Deferred origination costs	306	305
Less: Allowance for loan losses	(2,527)	(2,048)

Loans receivable, net	$56,650	$46,943

Roll forward of combined loans:

	December 31, 2022	December 31, 2021

Beginning balance	$46,943	$46,405
Originations and modifications	59,408	45,395
Principal collections	(49,658)	(44,290)
Transferred from loans receivables, net	(556)	(791)
Transferred to loans receivables, net	1,017	–
Change in builder deposit	95	403
Change in allowance for loan losses	(479)	(80)
Change in loan fees, net	(120)	(99)

Ending balance	$56,650	$46,943

Credit Quality Information

Finance Receivables – By risk rating:

	December 31, 2022	December 31, 2021

Pass	$49,955	$38,893
Special mention	3,842	2,344
Classified – accruing	–	–
Classified – nonaccrual	7,177	9,526

Total	$60,974	$50,763

Finance Receivables – Method of impairment calculation:

	December 31, 2022	December 31, 2021

Performing loans evaluated individually	$15,984	$16,495
Performing loans evaluated collectively	37,813	24,742
Non-performing loans without a specific reserve	1,096	596
Non-performing loans with a specific reserve	6,081	8,930

Total evaluated collectively for loan losses	$60,974	$50,763

At December 31, 2022 and 2021, there were no loans acquired with deteriorated credit quality.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Unpaid principal balance (contractual obligation from customer)	$7,628	$10,035
Charge-offs and payments applied	(451)	(509)
Gross value before related allowance	7,177	9,526
Related allowance	(2,233)	(1,825)
Value after allowance	$4,944	$7,701

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2021, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2021, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	216	$41,238	81.2%
60-89 days	1	203	0.4%
90-179 days	10	2,058	4.1%
180-269 days	1	392	0.8%
>270 days	11	6,872	13.5%

Subtotal	239	$50,763	100%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	-	$-	-%

Total	239	$50,763	100%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Beginning balance	$2,724	$4,449
Transferred from loans receivables, net	556	791
Transferred to loans receivables, net	(1,017)	-
Additions for construction/development	316	818
Sale proceeds	(1,096)	(3,418)
Loss on foreclosure	-	(47)
Loss on sale of foreclosed assets	-	(92)
Gain on foreclosure	-	67
Gain on sale of foreclosed assets	101	166
Impairment loss on foreclosed assets	(2)	(10)
Ending balance	$1,582	$2,724

During the year ended December 31, 2022 and 2021 we reclassed 1 and 2 loan receivable, net assets to foreclosed assets, respectively.

Real Estate Investments

During June 2020, we acquired four lots from a borrower in exchange for the transfer of loans secured by those lots. We extinguished the principal balance for the loans on the lots in the amount of $640 and in addition, paid a $500 management fee for the development of homes on the lots. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower. Two of the four homes sold during 2022 and the others have sales contracts which will finalize once the construction on the homes are complete.

The following table is a roll forward of real estate investment assets:

	December 31, 2022	December 31, 2021

Beginning balance	$1,651	$1,181
Proceeds from sale of real estate investments	(1,647)	–
Deposits from real estate investments	(1,570)	(200)
Additions for construction/development	2,226	670
Ending balance	$660	$1,651

Customer Interest Escrow

The Pennsylvania Loans call for a funded interest escrow account which was initially funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2022 and 2021 was $646 and $203, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We had 18 and 47 other loans active as of December 31, 2022 and 2021, respectively, which also had interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $120 and $276 as of December 31, 2022 and 2021, respectively.

Roll forward of interest escrow for the years ended December 31, 2022 and 2021:

	2021	2020

Beginning balance	$479	$510
Preferred equity dividends	180	230
Additions from Pennsylvania Loans	1,218	513
Additions from other loans	301	720
Interest, fees, principal or repaid to borrower	(1,412)	(1,494)

Ending balance	$766	$479

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 6% and 11% for both 2022 and 2021). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

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

The Eleventh Amendment has a term of 12 months and automatically renews for additional six-month terms unless either party gives written notice of its intent not to renew at least five months prior to the end of a term. S.K. Funding will have a priority position as compared to the Company in the case of a default by any of the borrowers.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 10.50% and 6.25% as of December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, the amount outstanding pursuant to the Wallach LOC was $0. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 10.50% and 6.25% as of December 31, 2022 and 2021, respectively. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2022 and 2021. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2022 and 2021, the amount outstanding pursuant to the Myrick LOC was $35 and $859, respectively. For the years ended December 31, 2022 and 2021, interest expense was $24 and $6, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2023, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2022 and 2021, the amount outstanding pursuant to the Shuman LOC was $125. Interest expense was $13 and $77 for the years ended December 31, 2022 and 2021, respectively.

Line of Credit with Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 6%; and
●	Due in July 2023, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Swanson LOC was fully borrowed as of December 31, 2022 and 2021. Interest expense was $500 and $619 for the years ended December 31, 2022 and 2021, respectively.

During December 2021, the full Swanson LOC was assigned to Judith Swanson, as trustee of a trust.

New Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

The total balance of the New LOC Agreements was $2,790 and $2,909 as of December 31, 2022 and 2021, respectively. Interest expense was $287 and $262 for the year ended December 31, 2022 and 2021, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $587 and $604 as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, interest expense was $31 and $32 respectively.

Community Loan

During June 2020, we entered into a business loan agreement with Community Bank (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	First principal payment due July 2023;
●	Secured by certain of our foreclosed assets;
●	Interest rate at 3.8% per annum based on a year of 360 days; and
●	Due in July 2025.

During October 2022, we paid off the Community Loan, and the loan was terminated. The principal balance at payoff was $217. Interest expense for the years ended December 31, 2022 and 2021 was $10 and $11, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $4 and $7 as of December 31, 2022 and 2021, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2022		December 31, 2021
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,232	$6,065	$4,847	$2,969
S.K. Funding	9,049	7,100	8,084	5,500

Lender
Shuman	724	125	566	125
Jeff Eppinger	2,761	1,500	3,328	1,500
R. Scott Summers	1,334	728	1,475	847
John C. Solomon	1,172	563	1,139	563
Swanson	9,571	6,473	9,803	6,841

Total	$32,843	$22,554	$29,242	$18,345

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2022 and December 31, 2021 was 8.60% and 9.28%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	December 31, 2022	December 31, 2021

Gross notes outstanding, beginning of period	$20,636	$21,482
Notes issued	7,245	7,876
Note repayments / redemptions	(6,305)	(8,722)

Gross Notes outstanding, end of period	21,576	20,636

Less deferred financing costs, net	(367)	(367)

Notes outstanding, net	$21,209	$20,269

The following is a roll forward of deferred financing costs:

	December 31, 2022	December 31, 2021

Deferred financing costs, beginning balance	$1,061	$942
Additions	223	119
Disposals	(449)	-
Deferred financing costs, ending balance	$835	$1,061
Less accumulated amortization	(468)	(694)
Deferred financing costs, net	$367	$367

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2022	December 31, 2021

Accumulated amortization, beginning balance	$694	$526
Additions	223	168
Disposals	(449)	-
Accumulated amortization, ending balance	$468	$694

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2022	December 31, 2021
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2023	10.0%	527	159
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	August 2022	11.0%	-	200
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	-
Subordinated Promissory Note	December 2022	5.0%	-	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	10	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	July 2024	5.0%	-	1,500
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	375	334
Senior Subordinated Promissory Note	August 2026	8.0%	290	-
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	-
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	-
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447

Senior Subordinated Promissory Note	April 2024	10.0%	750	-
			$8,900	$7,444

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority:

	Priority Rank	December 31, 2022	December 31, 2021
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,142	$19,165
Secured line of credit from affiliates	2	35	859
Unsecured line of credit (senior)	3	1,250	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,053
Unsecured Notes through our public offering, gross	5	21,576	20,636
Other unsecured debt (subordinated)	5	6,109	4,693
Other unsecured debt (junior subordinated)	6	447	447

Total		$53,653	$48,103

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2022, and 2021, we had combined loans outstanding of 250 and 239, respectively. Gross loans outstanding were $60,974 and $50,763 as of December 31, 2022 and 2021, respectively.

Our net cash provided by operating activities increased $3,142 to $4,691 as of December 31, 2022 compared to $1,549 for the same period of 2021. The increase was primarily due to the following:

●	Higher net income which was $1,760 for the period ended December 31, 2022 compared to $765 for the same period of 2021;
●	Higher provision for loan losses which was $930 for the period ended December 31,2022 compared to $588 for the same period of 2021;
●	Gain on extinguishment of debt was $0 for the period ended December 31, 2022 compared to $371 for the same period of 2021;
●	Higher other assets which were $197 as of December 31, 2022 compared to $(133) compared to the same period of 2021; and
●	Higher accrued interest payable which was $1,114 as of December 31, 2022 compared to $716 compared to the same period of 2021.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,730 and $22,902 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate lower originations and payoffs during the 12 months ending December 31, 2023 compared to the year ended December 21, 2022 due primarily to the current economic decline in housing market activity.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2022	As of December 31, 2021
Secured debt, net of deferred financing costs	$23,173	$20,016
Unsecured debt, net of deferred financing costs	$30,110	$27,713
Equity*	$7,805	$6,604
Cash, cash equivalents and restricted cash	$4,196	$3,735

* Equity includes Members’ Capital and Redeemable Preferred Equity.

As of December 31, 2022 and 2021, cash, cash equivalents and restricted cash was $4,196 and $3,735, respectively. Secured debt, net of deferred financing costs increased $3,157 to $23,173 as of December 31, 2022 compared to $20,016 for the same period of 2021. The increase in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements. However, we anticipate secured debt to decrease as our loan receivable balances decrease.

Unsecured debt, net of deferred financing costs increased $2,397 to $30,110 as of December 31, 2022 compared to $27,713 for the same period of 2021. The increase in unsecured debt primarily related to unsecured notes sold outside of our Notes Program.

We borrowed approximately $361 during February 2021, pursuant to the PPP, which was to cover payroll and other identified costs. During August 2021, the full principal amount of the PPP loans and the accrued interest were forgiven by the U.S. Small Business Administration.

During April 2020, the Company received an EIDL Advance of $10 which was used for payroll and other certain operating expenses. In February 2021, the full EIDL Advance of $10 and accrued interest were forgiven by the U.S. Small Business Administration.

Equity increased $1,201 to $7,805 as of December 31, 2022 compared to $6,604 for the same period of 2021. The increase was due primarily to Series C cumulative preferred equity and Class A common equity. As of December 31, 2022, Series C cumulative preferred equity increased $711 to $5,725 compared to $5,014 for the same period of 2021. The increase in Class A common equity was $310 to $180 compared to $(130) for the same period of 2021.

We anticipate an increase in our common equity and an offsetting decrease in our preferred equity during the 12 months subsequent to December 31, 2022. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2023 is $30,977, which consists of secured borrowings of $22,607 and unsecured borrowings of $8,370.

Secured borrowings maturing through the year ending December 31, 2022 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2023 with actual maturity and renewal dates:

●	Swanson – $6,473 due July 2023 and automatically renews unless notice given;
●	Shuman – $125 due July 2023 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2023 and automatically renews unless notice is given;
●	S. K. Funding – $2,600 of the total due January 2024;
●	Builder Finance, Inc – $6,066 with no expiration date;
●	New LOC Agreements - $2,790 generally one-month notice and six months to reduce principal balance to zero;
●	Myrick LOC - $35 and due upon demand; and
●	Mortgage Payable – $18, with payments due monthly.

Unsecured borrowings due by December 31, 2023 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $5,830 and $2,540, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 73% of our Note holders reinvest upon maturity. The 36 month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of December 31, 2023, the 36-month Notes were $3,139. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate our assets reduce in 2023, however we are prepared for an increase of our assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, redeemable preferred equity, and regular equity. Our expectation to reduce loan asset balances is subject to changes due demand, the housing market, competition, and COVID-19. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is resulting in more risk than prior years. In some of our markets, prices of sold homes are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). We anticipate declines in home values in many markets over the next 12 months.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. We can see this impact now as housing starts recently dropped by approximately 31%. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. While the prime rate and fed funds rate have increased significantly in 2022, the CD rates, while increasing, have not increased as much. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates are used by us here to approximate CD rates, however in the current environment, this is less accurate than in most years. Short-term interest rates have risen significantly and long-term interest rates have risen and then fallen somewhat but are generally low historically.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Mr. Wallach was initially elected to a three-year term that expired in March 2016 and his current three-year term expires in March 2025 Mr. Summers was initially elected to a two-year term that expired in March 2014 and his current three-year term expires in March 2023, Mr. Rauscher was initially elected to a three-year term that expired in March 2018 and his current three-year term expires in March 2024, and Mr. Sheldon was initially elected to a one-year term that expired in March 2020 and his current three-year term expires in March 2023.

Daniel M. Wallach, age 55, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 30 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 47, is our Executive Vice President of Operations, a position to which she was appointed in July 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Mark Reynolds, age 48, was appointed Executive Vice President of Sales in April 2021. Mr. Reynolds, has over 19 years of experience in the construction finance industry. He was previously our Regional Sales Manager from May 2016 until April 2021 and was also the National Real Estate Owned (“REO”) Manager from January 2020 until April 2021. Previously, Mr. Reynolds held various positions with 84 Lumber Company, including REO Specialist, where he worked with counsel to negotiate liens, finish building houses, and relieve as much debt as possible while controlling losses (from 2008 through 2014), National Finance Manager, in residential financing (from 2006 through 2008), and Regional Finance Manager, in commercial financing, where he helped finance projects such as hotels, apartments, restaurants, and casinos (from 2000 through 2004). Mr. Reynolds attended Indiana University at South Bend, where he studied Business Management.

Catherine Loftin, age 44, is our Chief Financial Officer, to which she was appointed in April 2021. Ms. Loftin previously served as Acting Chief Financial Officer from July 2019 to April 2021 and as Chief Financial Officer from January 2018 to May 2019 and continued to serve as our employee since May 2019. Ms. Loftin previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Loftin was the Corporate Controller for Lucas Group from November 2017 to June 2018, Division Controller for Pulte Group from July 2014 through November 2017 and Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Loftin spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Loftin started her accounting career with PricewaterhouseCoopers with an internship in 1999 and an associate in 2001. Ms. Loftin received her Bachelors of Business of Administration from the Terry College of Business School at the University of Georgia in 2000, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business in 2001.

William Myrick, age 61, is our Executive Vice President, to which he was appointed on April 20, 2021. Mr. Myrick previously served as Executive Vice President of Sales since March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 76, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in December 2019. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 57, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Gregory L. Sheldon, age 64, has been one of our independent managers since March 2019. Mr. Sheldon brings 41 years of business experience building global corporations and integrating acquisitions across finance, supply chain, manufacturing, and the corporate functions. Since March 2021 he has served as the Interim CIO for TherapeuticsMD, an innovative pharmaceutical company exclusively committed to advancing women’s health. His previous roles include Global Chief Information Officer for Mylan, Inc., from October 2008 to March 2013, the CIO for Duquesne Light Company from August 2013 to March 2015, and, from October 2018 until December 2019, as the Interim CIO for MiMedx Group, Inc. Since July 2014, Mr. Sheldon has been an owner of two companies which invest in land acquisition, development, and the construction of residential homes: White Column Investments, LLC, where he is the President and Managing Member, and Sheldon Investments, LLC. Since 2017, he has served as a non-compensated advisor to Mark Hoskins, who owns Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, which are companies that design, develop, and build single family homes, and which are also two of our customers. Mr. Sheldon has been the owner of Greg Sheldon and Associates, LLC, a consultant, and strategic advisor to clients in the life sciences, consumer products, technology, and manufacturing industries since April 2015. Mr. Sheldon has held multiple leadership positions with leading, global companies including Kraft General Foods, Georgia-Pacific, and Pfizer Inc., and the start-up of The Georgia Lottery. He graduated from Georgia State University with a Master of Science in Management and from Georgia Institute of Technology with a Bachelor of Science in Industrial Management.

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

Bonus

We pay each of our executive officers a team bonus mostly based on our overall profitability, which rewarded each of them $500 and $1,300 in 2022 and 2021, respectively. In addition, we rewarded an annual bonus of $1,800 for both 2022 and 2021, which is extended to compensate vacation expenses. Finally, each executive officer is eligible for a portion of net income earned, or profit share.

We pay our EVP of Sales a monthly bonus based on a percentage of all new sales and construction loan payoffs.

Membership Interests

As the beneficial owner of 80.7% (as of March 1, 2023) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Our Executive Vice President of Operations owns 2% of our outstanding common membership interests and our Executive Vice President owns 15.3% of our outstanding common membership interests. As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

Summary Compensation Table

The following table provides a summary of the compensation received by our named executive officers for the last two completed fiscal years:

Name and Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Mr. Wallach	2022	$73,740	$500	–	–	–	–	4,637	$78,877
	2021	72,240	1,300	–	–	–	–	–	73,540
Ms. Harshman	2022	114,040	19,748	–	–	–	–	7,292	141,080
	2021	112,550	3,100	–	–	–	–	–	115,650
Mr. Reynolds (3)	2022	96,900	63,688	–	–	–	–	11,001	171,589
	2021	90,975	83,515	–	–	–	–	20,000	194,490

(1) Amounts in the Bonus column represent amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

(3) Mr. Reynolds was appointed EVP of Sales in April 2021. In addition, Mr. Reynolds received forgiveness for an employee loan for $20,000 in 2021.

Changes for 2023

Mr. Wallach will receive a base salary of $77,940 for 2023. Ms. Harshman, our Executive Vice President of Operations, will receive a base salary of $115,550 for 2023 and an annual bonus of $11,000. Mr. Reynolds, our EVP of Sales, will receive a base salary of $98,400 and will receive a monthly bonus based on a percentage of all new sales and construction loan payoffs. In addition, Mr. Wallach, Ms. Harshman and Mr. Reynolds will receive the team and vacation bonus, which will reward between $0 and $3,600 and $1,800, respectively.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	34,500	–	–	–	–	–	34,500

Eric A. Rauscher	34,500	–	–	–	–	–	34,500

Gregory L. Sheldon	34,500	–	–	–	–	–	34,500

We paid each of the independent managers a retainer of $12,500 and $14,000 for the six months ended June 30, 2022 and December 31, 2022, respectively. Our independent managers also receive fees of $2,000 for the first day and $1,200 for any additional days for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The independent managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2022:

Title of Class	Name and Address of Owner(1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	87.53	3.3%	$6,011	0.1%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	2,033.43	77.4%	139,600	1.8%
Class A Common Units	Kenneth R. Summers	26.29	1.0%	1,805	-%
Class A Common Units	Eric A. Rauscher	26.29	1.0%	1,805	-%
Class A Common Units	William Myrick	402.88	15.3%	27,657	0.3%
Class A Common Units	Barbara Harshman	52.58	2.0%	3,610	0.1%
Subtotal of Common Voting Equity		2,629.00	100.0%	180,488	2.3%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	20.33	35.5%	2,033,359	26.1%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	7.11	12.43%	711,445	9.1%
Series C Preferred Units	Other Holders of Series C Preferred Units	29.80	52.07%	2,980,247	38.2%
Subtotal of Series C Preferred Units		57.24	100.0%	5,725,051	73.4%
Series B Preferred Units	Holders of Series B Preferred Units	19.00	100.0%	1,900,000	24.3%
Total Members’ Capital and Redeemable Preferred Equity		2,705.24		$7,805,539	100.0%

See Note 14 - Subsequent Events for a description of events occurring subsequent to December 31, 2022 which impact the information reflected above.

(1)	The addresses of each Class A Common Unit owners named above are:

●	Daniel and Joyce Wallach, the 2007 Daniel M. Wallach Legacy Trust, William Myrick, and Barbara Harshman are 13241 Bartram Park Blvd., Suite 2401, Jacksonville, FL 32258;
●	Kenneth R. Summers is PO Box 995, Morgantown, WV 26507; and
●	Eric A. Rauscher is 2706 South Park Rd, Bethel Park, PA 15102.

The address of each Series C Preferred Unit owners named above are:

●	Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd, Suite 2401, Jacksonville, FL 32258; and
●	Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

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

The first loan, in the original principal amount of $1,250,000, is payable to Daniel M. Wallach and Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second loan, in the original principal amount of $250,000, is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC”). The total outstanding balance on the Wallach LOC at December 31, 2022 and 2021 were both $0. The largest aggregate amount of principal outstanding on the Wallach LOC during 2022 was $0. Interest paid on the Wallach LOC was less than $1,000 for both years ended December 31, 2022 and 2021, respectively. The total outstanding balance on the Wallach Trust LOC as of both December 31, 2022 and 2021 was $0. The largest aggregate amount of principal outstanding on the Wallach Trust LOC during 2022 was $0. We have had no borrowings on the Wallach Trust LOC in 2022 or 2021. Each of the lines of credit is evidenced by a promissory note, is payable upon demand of the lender, and generally bears an interest rate equal to the prime rate plus 3%. Pursuant to each promissory note, the lender has the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. As of December 31, 2022, and 2021, the interest rate was 10.50% and 6.25% for both the Wallach LOC and the Wallach Trust LOC.

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

During June 2018, we entered into a line of credit agreement with our EVP William Myrick (the “Myrick LOC Agreement”), which was approved by the Company’s board of managers. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) secured by a lien against all of our assets with the following terms with principal not to exceed $1,000,000. The interest rate on the Myrick LOC is generally equal to the prime rate plus 3%. The Myrick LOC is due upon demand. As of December 31, 2022 and 2021, the amount outstanding pursuant to the Myrick LOC was $35,000 and $859,000, respectively. The largest aggregate amount of principal outstanding on the Myrick LOC during 2022 and 2021 was $858,000 and $1,000,000, respectively. Interest expense was $24,000 and $6,000 for the years ended December 31, 2022 and 2021, respectively.

During 2020 and 2019, we entered into one and four separate line of credit agreements, respectively (the “New LOC Agreements”), one of which was with R. Scott Summers, the son of Kenneth R. Summers, one of our independent managers. The Company’s board of managers approved the Company entering into the agreement which provides us with a line of credit secured with assignments of certain notes and mortgages and a lien against all of our assets, and with principal not to exceed $2,000,000 which is R. Scott Summers portion of the New LOC Agreements. The interest rate is 9% and terms include termination upon 30 days’ notice. As of December 31, 2022 and 2021, the amount outstanding pursuant to the New LOC Agreements was $2,790,000 and $2,909,000, respectively. The largest aggregate amount of principal outstanding on the New LOC Agreements during 2022 and 2021 was $2,909,000 and $3,859,000, respectively. Interest expense was $287,000 and $262,000 for the years ended December 31, 2022 and 2021, respectively.

Notes Program Investments

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $3,600,000 outstanding at December 31, 2022. For the years ended December 31, 2022 and 2021 our investments from affiliates which exceed $120,000 through our Notes Program and other unsecured debt are detailed below:

(All dollar [$] amounts shown in table in thousands.)

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2022	2021	2022	2022	2021
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$48	$36

Capture HD Inc., Defined Benefit Plan & Trust	Sponsor is Brother of Employee	–	1,000	-%	–	149

David Wallach Living Trust	Father of Member	366	571	7.35%	66	58

Gregory L. Sheldon	Independent Manager	598	577	8.39%	41	59

Joseph Rauscher	Parent of Independent Manager	144	195	7.00%	7	21

Kenneth Summers	Independent Manager	208	100	6.00%	4	1

Schultz Family Revocable Living Trust	Trustee is Mother -in-Law of Member	178	148	8.39%	13	15

Kimberly Bedford	Employee	314	148	8.01%	14	16

Lamar Sheldon	Parent of Independent Manager	253	253	9.03%	23	23

Rose Stokes	Employee	200	-	7.63%	6	–

Scott Summers	Son of Independent Manager	500	–	6.0%	10	–

Wallach Educational Trust	Member	162	88	11.0%	11	12

Other Notes Investments

The Company has a Senior Subordinated Promissory Note to the father of Mr. Wallach in the principal amount of $375,000. The annual interest rate on that promissory note is 10% and the lender may require us to repay $20,000 of principal and all unpaid interest with 10 days’ notice. As of December 31, 2022 and 2021, the amount outstanding pursuant to the promissory note was $375,000 and $333,000, respectively. The largest aggregate amount of principal outstanding on the promissory note during 2022 and 2021 was $375,000 and $352,000, respectively. Interest expense was $23,000 and $32,000 for the years ended December 31, 2022 and 2021, respectively.

Hoskins Group’s Series B Preferred Equity

The Series B cumulative preferred membership units (“Series B Preferred Units”) of our membership interests were first issued to the Hoskins Group through a reduction in the amount owed by us on a loan in which a member of the Hoskins Group is the lender. They are redeemable only at the option of the Company or upon a change or control or liquidation. The Series B Preferred Units have a fixed value which is their purchase price, and preferred liquidation and distribution rights. Yearly distributions of 10% of the Series B Preferred Units’ value (providing profits are available) will be made quarterly. The Hoskins Group’s Series B Preferred Units are also used as collateral for that group’s loans to the Company. There is no liquid market for the Series B Preferred Units, so we can give no assurance as to our ability to generate any amount of proceeds from that collateral. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units upon each closing of a lot sale in the subdivisions in which we lend the Hoskins Group development funds. The Hoskins Group purchased 1.8 and 1.4 Series B Preferred Units in 2022 and 2021, respectively.

See Note 14, Subsequent Events, to our consolidated financial statements, for information regarding the redemption of our Series B Preferred Units subsequent to December 31, 2022.

Series C Preferred Equity

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, as of December 31, 2022, we have issued approximately 2.29 Series C Preferred Units to Daniel M. Wallach, our CEO, for distribution proceeds of approximately $229,000 and we have issued approximately 0.74 Series C Preferred Units to Gregory L. Sheldon for distribution proceeds of approximately $74,000. During 2021, Mr. Sheldon invested an additional $200,000 in Series C Preferred Equity.

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

See Note 14, Subsequent Events, to our consolidated financial statements, for information regarding the redemption of our Series C Preferred Units subsequent to December 31, 2022.

Sale of Commercial Loans

During 2021, Mr. Myrick purchased two loans from the Company for approximately $141,000 and both loans were serviced by the company as of December 31, 2021. One loan paid off during 2022 and the second loan was serviced by the Company as of December 31, 2022. In addition, during 2022, Mr. Myrick purchased one loan for approximately $24,000 after which it was sold to Mr. Wallach and as of December 31, 2022 this loan was serviced by the Company.

During 2021, Mr. Sheldon purchased one loan from the Company for $405,000. The loan paid off during 2022 and the proceeds were used to purchase another loan for $417,000. The loan was serviced by the company as of December 31, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee reviewed the audit services performed by Warren Averett for 2022 and 2021. The aggregate agreed-upon and billed fees for professional accounting services provided by Warren Averett, including the audit of our annual consolidated financial statements, for the years ended December 31, 2022 and 2021, are set forth in the table below.

	2022	2021
Audit Fees	$178,850	$149,000

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports, and other filings with the SEC.

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

All services rendered by Warren Averett for the year ended December 31, 2022 were pre-approved in accordance with the policies set forth above.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k, filed March 31, 2020, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated September 16, 2022, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 16, 2022, Commission File No. 333-263759

10.1	Amended, Restated and Consolidated Credit Agreement dated January 27, 2022 by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed on March 10, 2022, Commission File No. 333-224557

10.2	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 Financial, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.11	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.12	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.13	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.14	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.15	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.16	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.17	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.18	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.19	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.20	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.21	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.22	Master Loan Modification Agreement between Shepherd’s Finance, LLC and Paul Swanson effective as of April 11, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.23	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.24	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.25	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.26	Loan Modification Agreement by and between Shepherd’s Finance, LLC and Paul Swanson, dated as of December 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2019, Commission File No. 333-203707

10.27	Loan Agreement by and between Shepherd’s Finance, LLC and LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.28	Note from Shepherd’s Finance, LLC in favor of LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.29	Loan Agreement dated February 5, 2021 by and between the Registrant and LCA Bank Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

10.30	Promissory Note dated February 5, 2021 from the Company in favor of LCA Bank Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed on March 10, 2022, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

104	Inline XBRL Cover Page Interactive Data File

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 15, 2023	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 15, 2023
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Loftin	Chief Financial Officer	March 15, 2023
Catherine Loftin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 15, 2023
Kenneth R. Summers

/s/ Eric A. Rauscher	Manager	March 15, 2023
Eric A. Rauscher

/s/ Gregory L. Sheldon	Manager	March 15, 2023
Gregory L. Sheldon

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2022 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC as of December 31, 2022 and 2021 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shepherd’s Finance, LLC as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB #2226

Birmingham, Alabama

March 15, 2023

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2022, and 2021

(in thousands of dollars)	2022	2021

Assets
Cash and cash equivalents	$2,996	$3,735
Restricted cash	1,200	-
Accrued interest receivable	670	598
Loans receivable, net	56,650	46,943
Real estate investments	660	1,651
Foreclosed assets, net	1,582	2,724
Premises and equipment	852	875
Other assets	862	1,089
Total assets	$65,472	$57,615
Liabilities and Members’ Capital
Customer interest escrow	$766	$479
Accounts payable and accrued expenses	650	296
Accrued interest payable	2,921	2,464
Notes payable secured, net of deferred financing costs	23,173	20,016
Notes payable unsecured, net of deferred financing costs	30,110	27,713
Due to preferred equity member	47	43
Total liabilities	$57,667	$51,011

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$5,725	$5,014

Members’ Capital
Series B preferred equity	1,900	1,720
Class A common equity	180	(130)
Members’ capital	$2,080	$1,590

Total liabilities, redeemable preferred equity and members’ capital	$65,472	$57,615

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2022 and 2021

(in thousands of dollars)	2022	2021

Net Interest Income
Interest and fee income on loans	$10,220	$7,944
Interest expense:
Interest related to secured borrowings	2,134	1,973
Interest related to unsecured borrowings	2,972	3,147
Interest expense	$5,106	$5,120

Net interest income	5,114	2,824

Less: Loan loss provision	930	588
Net interest income after loan loss provision	4,184	2,236

Non-Interest Income
Gain on sale of foreclosed assets	$101	$166
Gain on foreclosure of assets	–	67
Gain on the extinguishment of debt	–	371
Dividend income	62	–
Other income	154	-
Total non-interest income	$317	$604

Income	4,501	2,840

Non-Interest Expense
Selling, general and administrative	$2,683	$1,873
Depreciation and amortization	56	53
Loss on the sale of foreclosed assets	-	92
Loss on foreclosure	-	47
Impairment loss on foreclosed assets	2	10
Total non – Interest expense	2,741	2,075

Net income	$1,760	$765

Earned distribution to preferred equity holders	826	701

Net income attributable to common equity holders	$934	$64

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2022 and 2021

(in thousands of dollars)	2022	2021

Members’ capital, beginning balance	$1,590	$1,677
Net income less distributions to Series C preferred equity holders of $642 and $533	1,118	232
Contributions from Series B preferred equity holders	180	90
Earned distributions to Series B preferred equity holders	(184)	(168)
Distributions to common equity holders	(624)	(241)

Members’ capital, ending balance	$2,080	$1,590

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021

(in thousands of dollars)	2022	2021

Cash flows from operations
Net income	$1,760	$765
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	227	168
Provision for loan losses	930	588
Change in loan origination fees, net	120	99
Depreciation and amortization	53	53
Impairment of foreclosed assets, net	2	10
Gain on foreclosed assets	-	(67)
Gain on sale of foreclosed assets, net	(101)	(166)
Loss on foreclosed assets	-	47
Loss on sale of foreclosed assets	-	92
Gain on extinguishment of debt	-	(371)
Net change in operating assets and liabilities:
Other assets	197	(133)
Accrued interest receivable	(72)	3
Customer interest escrow	107	(262)
Accrued interest payable	1,114	716
Accounts payable and accrued expenses	354	7

Net cash provided by operating activities	4,691	1,549

Cash flows from investing activities
Loan originations and principal collections, net	(10,296)	(2,016)
Investment in foreclosed assets	(316)	(818)
Additions for construction in real estate investments	(2,226)	(670)
Deposits for construction in real estate investments	1,570	200
Proceeds from sale of real estate investments	1,647	-
Proceeds from sale of foreclosed assets	1,096	3,418

Net cash (used in) provided by investing activities	(8,525)	114

Cash flows from financing activities
Contributions from preferred B equity holders	180	90
Contributions from preferred C equity holders	200	1,000
Distributions to redeemable preferred equity holders	(131)	(101)
Distributions to common equity holders	(624)	(241)
Proceeds from secured note payable	14,624	9,319
Repayments of secured note payable	(11,103)	(12,420)
Proceeds from unsecured notes payable	10,680	9,088
Redemptions/repayments of unsecured notes payable	(9,308)	(9,655)
Proceeds from PPP loan and EIDL advance	-	361
Deferred financing costs paid	(223)	(118)

Net cash provided by (used in) financing activities	4,295	(2,677)

Net change in cash, cash equivalents and restricted cash	461	(1,014)

Cash, cash equivalents and restricted cash
Beginning of period	3,735	4,749
End of period	$4,196	$3,735

Supplemental disclosure of cash flow information
Cash paid for interest	$4,649	$5,814

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$47	$43
Earned by Series B preferred equity holders and distributed to customer interest escrow	$180	$231
Foreclosed assets transferred from loans receivable, net	$556	$791
Foreclosed assets transferred to loans receivable, net	$1,017	$-
Earned but not paid distributions of Series C preferred equity holders	$511	$503
Secured and unsecured notes payable transfers	$368	$158
Accrued interest payable transferred to unsecured notes payable	$657	$1,410
Construction loans funded through the reduction of Secured LOC from affiliates	$170	$141
PPP forgiveness in reduction of debt	$-	$371

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

The Company extends commercial loans to residential homebuilders (in 21 states as of December 31, 2022) to:

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $134 and $65 for the years ended December 31, 2022 and 2021, respectively.

Cash and Cash Equivalents

Management considers highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash account in a deposit account which, at times, may exceed federally insured limits. The Company monitors this bank account and does not expect to incur any losses from such account.

Restricted Cash

Restricted cash is deposits received on sold real estate assets which is deemed restricted until construction is complete.

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

Loans Receivable

Loans are stated at the amount of unpaid principal, net of any allowances for loan losses, and adjusted for (1) the net unrecognized portion of direct costs and non-refundable loan fees associated with lending, and (2) deposits made by the borrowers used as collateral for a loan and due back to the builder at or prior to loan payoff. The net amount of non-refundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method.

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. At December 31, 2022, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2022		December 31, 2021
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	27%	Pittsburgh, PA	26%
Second highest concentration risk	Cape Coral, FL	9%	Orlando, FL	7%
Third highest concentration risk	Orlando, FL	7%	Spokane, WA	4%

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”. The amendments in ASU 2016-13 introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. ASU 2016-13 also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in ASU 2016-13, along with related amendments in ASU No. 2018-19-Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. For smaller reporting companies, the effective date for annual and interim periods is January 1, 2023. The Company is reviewing its policies and processes to ensure compliance with the requirements in ASU 2016-13. As of January 1, 2023, the company adopted ASU 2016-13 and the impact was to increase the allowance, now referred to as the allowance for credit losses, by $178 and reduce members’ capital.

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

Impaired Loans

The appraisals used to establish the value of impaired loans are based on similar properties at similar times; however due to the differences in time and properties, the impaired loans are classified as Level 3. There were 14 and 23 impaired loan assets as of December 31, 2022 and December 31, 2021, respectively.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2022 and 2021:

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2022		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,582	$1,582	$–	$–	$1,582
Impaired loans due to COVID-19, net	1,348	1,348	–	–	1,348
Other impaired loans, net	3,596	3,596	–	–	3,596
Total	$6,526	$6,526	$–	$–	$6,526

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2021		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$2,724	$2,724	$–	$–	$2,724
Impaired loans due to COVID-19, net	5,129	5,129	–	–	5,129
Other impaired loans, net	2,572	2,572	–	–	2,572
Total	$10,425	$10,425	$–	$–	$10,425

Fair Value of Financial Instruments

ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Cash Equivalents and Restricted Cash

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans Receivable and Commitments to Extend Credit

For variable rate loans that reprice frequently with no significant change in credit risk, estimated fair values of collateral are based on carrying values at both December 31, 2022 and 2021. Because the loans are demand loan and therefore have no known time horizon, there is no significant impact from fluctuating interest rates. For unfunded commitments to extend credit, because there would be no adjustment between fair value and carrying amount for the amount if actually loaned, there is no adjustment to the amount before it is loaned. The amount for commitments to extend credit is not listed in the tables below because there is no difference between carrying value and fair value, and the amount is not recorded on the consolidated balance sheets as a liability.

Interest Receivable

Interest receivable from our customers is due approximately 15 days after it is billed; therefore, the carrying amount approximates fair value for the years ended December 31, 2022 and 2021.

Customer Interest Escrow

The customer interest escrow does not yield interest to the customer, but the fair value approximates the carrying value at both December 31, 2022 and 2021 because: 1) the customer loans are demand loans, 2) it is not possible to estimate how long the escrow will be in place, and 3) the interest rate which could be used to discount this amount is negligible.

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2022 and 2021. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

	December 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$4,196	$4,196	$3,735	$3,735
Loans receivable, net	56,650	56,650	46,943	46,943
Accrued interest on loans	670	670	598	598
Financial Liabilities
Customer interest escrow	766	766	479	479
Notes payable secured, net	23,173	23,173	20,016	20,016
Notes payable unsecured, net	30,110	30,110	27,713	27,713
Accrued interest payable	650	650	2,464	2,464

4. Real Estate Investment Assets

During June 2020, we acquired four lots from a borrower in exchange for the transfer of loans secured by those lots. We extinguished the principal balance for the loans on the lots in the amount of $640 and in addition, paid a $500 management fee for the development of homes on the lots. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower. Two of the four homes sold during 2022 and the others have sales contracts which will finalize once the construction on the homes are complete.

The following table is a roll forward of real estate investment assets:

	December 31, 2022	December 31, 2021

Beginning balance	$1,651	$1,181
Proceeds from sale of real estate investments	(1,647)	–
Deposits from real estate investments	(1,570)	(200
Additions for construction/development	2,226	670
Ending balance	$660	$1,651

5. Financing Receivables

Financing receivables are comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Loans receivable, gross	$60,974	$50,763
Less: Deferred loan fees	(1,264)	(1,143)
Less: Deposits	(839)	(934)
Plus: Deferred origination costs	306	305
Less: Allowance for loan losses	(2,527)	(2,048)

Loans receivable, net	$56,650	$46,943

The allowance for loan losses at December 31, 2022 was $2,527 which primarily consisted of $294 for loans without specific reserves, $246 for loans with specific reserves and $1,987 for specific reserves due to the impact of COVID-19. During the year ended December 31, 2022, we incurred $451 in direct charge offs.

The allowance for loan losses at December 31, 2021 was $2,048 which primarily consisted of $163 for loans without specific reserves, $342 for loans with specific reserves, $60 for special mention loans and $1,483 for specific reserves due to the impact of COVID-19. During the year ended December 31, 2021, we incurred $509 in direct charge offs.

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2022, we have 66 borrowers, all of whom borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 2.5% above our cost of funds. In addition, we charge a 5% loan fee and our cost of funds was 10.92% as of December 31, 2022.

Our loans are demand loans and most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of the loan portfolio to builders for home construction loans as of December 31, 2022 and 2021:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2022	21	66	230	$104,993	$72,526	$52,796	69	%(3)	5%
2021	20	66	224	$98,935	$66,008	$43,106	67%		5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022 and 2021:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(3)	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread
2022	8	14	20	$19,718	$12,110	$8,178	41	%(4)	varies
2021	6	12	15	$12,464	$9,095	$7,657	61%		7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $1,900 and $1,720 as of December 31, 2022 and 2021, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	The commitment amount does not include letters of credit and cash bonds.

(4)	Represents the weighted average loan to value ratio of the loans.

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

The definitions of these ratings are as follows:

●	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

●	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

●	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables – By risk rating:

	December 31, 2022	December 31, 2021

Pass	$49,955	$38,893
Special mention	3,842	2,344
Classified – accruing	–	–
Classified – nonaccrual	7,177	9,526

Total	$60,974	$50,763

Finance Receivables – Method of impairment calculation:

	December 31, 2022	December 31, 2021

Performing loans evaluated individually	$15,984	$16,495
Performing loans evaluated collectively	37,813	24,742
Non-performing loans without a specific reserve	1,096	596
Non-performing loans with a specific reserve	6,081	8,930

Total evaluated collectively for loan losses	$60,974	$50,763

At December 31, 2022 and 2021, there were no loans acquired with deteriorated credit quality.

The following is a summary of our impaired non-accrual commercial construction loans as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Unpaid principal balance (contractual obligation from customer)	$7,628	$10,035
Charge-offs and payments applied	(451)	(509)
Gross value before related allowance	7,177	9,526
Related allowance	(2,233)	(1,825)
Value after allowance	$4,944	$7,701

6. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Beginning balance	$2,724	$4,449
Transferred from loans receivables, net	556	791
Transferred to loans receivables, net	(1,017)	-
Additions for construction/development	316	818
Sale proceeds	(1,096)	(3,418)
Loss on foreclosure	-	(47)
Loss on sale of foreclosed assets	-	(92)
Gain on foreclosure	-	67
Gain on sale of foreclosed assets	101	166
Impairment loss on foreclosed assets	(2)	(10)
Ending balance	$1,582	$2,724

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2022	December 31, 2021
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,142	$19,165
Secured line of credit from affiliates	2	35	859
Unsecured line of credit (senior)	3	1,250	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,053
Unsecured Notes through our public offering, gross	5	21,576	20,636
Other unsecured debt (subordinated)	5	6,109	4,693
Other unsecured debt (junior subordinated)	6	447	447

Total		$53,653	$48,103

The following table shows the maturity of outstanding debt as of December 31, 2022:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2023	$30,977	$5,830	$2,540	$22,607
2024	10,224	6,119	4,087	18
2025	8,425	8,008	398	19
2026	3,514	1,619	1,875	20
2027 and thereafter	513	-	-	513
Total	$53,653	$21,576	$8,900	$23,177

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 6% and 11% for both 2022 and 2021). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

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

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 10.50% and 6.25% as of December 31, 2022 and 2021, respectfully. As of December 31, 2022, and 2021, the amount outstanding pursuant to the Wallach LOC was $0. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 10.50% and 6.25% as of December 31, 2022 and 2021. There were no amounts borrowed against the Wallach Trust LOC as of December 31, 2022 and 2021. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2022 and 2021, the amount outstanding pursuant to the Myrick LOC was $35 and $859, respectively. For the years ended December 31, 2022 and 2021, interest expense was $24 and $6, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2023, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2022 and 2021, the amount outstanding pursuant to the Shuman LOC was $125. Interest expense was $13 and $77 for the years ended December 31, 2022 and 2021, respectively.

Line of Credit with Swanson

During December 2018, we entered into a Master Loan Modification Agreement (the “Swanson Modification Agreement”) with Paul Swanson which modified the line of credit agreement between us and Mr. Swanson dated October 23, 2017. Pursuant to the Swanson Modification Agreement, Mr. Swanson provides us with a revolving line of credit (the “Swanson LOC”) with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 6%; and
●	Due in July 2023, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Swanson LOC was fully borrowed as of December 31, 2022 and 2021. Interest expense was $500 and $619 for the years ended December 31, 2022 and 2021, respectively.

During December 2021, the full Swanson LOC was assigned to Judith Swanson, as trustee of a trust.

New Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

The total balance of the New LOC Agreements was $2,790 and $2,909 as of December 31, 2022 and 2021, respectively. Interest expense was $287 and $262 for the year ended December 31, 2022 and 2021, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate at 5.07% per annum based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $587 and $604 as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, interest expense was $31 and $32 respectively.

Community Loan

During June 2020, we entered into a business loan agreement with Community Bank (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	First principal payment due July 2023;
●	Secured by certain of our foreclosed assets;
●	Interest rate at 3.8% per annum based on a year of 360 days; and
●	Due in July 2025.

During October 2022, we paid off the Community Loan principal of $217, and the loan was terminated. Interest expense for the years ended December 31, 2022 and 2021 was $10 and $11, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $4 and $7 as of December 31, 2022 and 2021, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2022		December 31, 2021
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,232	$6,065	$4,847	$2,969
S.K. Funding	9,049	7,100	8,084	5,500

Lender
Shuman	724	125	566	125
Jeff Eppinger	2,761	1,500	3,328	1,500
R. Scott Summers	1,334	728	1,475	847
John C. Solomon	1,172	563	1,139	563
Swanson	9,571	6,473	9,803	6,841

Total	$32,843	$22,554	$29,242	$18,345

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2022 and December 31, 2021 was 8.60% and 9.28%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	December 31, 2022	December 31, 2021

Gross notes outstanding, beginning of period	$20,636	$21,482
Notes issued	7,245	7,876
Note repayments / redemptions	(6,305)	(8,722)

Gross Notes outstanding, end of period	21,576	20,636

Less deferred financing costs, net	(367)	(367)

Notes outstanding, net	$21,209	$20,269

The following is a roll forward of deferred financing costs:

	December 31, 2022	December 31, 2021

Deferred financing costs, beginning balance	$1,061	$942
Additions	223	119
Disposals	(449)	-
Deferred financing costs, ending balance	$835	$1,061
Less accumulated amortization	(468)	(694)
Deferred financing costs, net	$367	$367

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2022	December 31, 2021

Accumulated amortization, beginning balance	$694	$526
Additions	223	168
Disposals	(449)	-
Accumulated amortization, ending balance	$468	$694

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	December 31, 2022	December 31, 2021
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2022	10.0%	527	159
Unsecured Line of Credit from Builder Finance, Inc.	January 2023	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	August 2022	11.0%	-	200
Subordinated Promissory Note	February 2023	10.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	-
Subordinated Promissory Note	December 2022	5.0%	-	3
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	10	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	July 2024	5.0%	-	1,500
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	375	334
Senior Subordinated Promissory Note	August 2026	8.0%	290	-
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	-
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	-
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447

Senior Subordinated Promissory Note	April 2024	10.0%	750	-
			$8,900	$7,444

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

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

Roll forward of redeemable preferred equity:

	December 31, 2022	December 31, 2021

Beginning balance	$5,014	$3,582
Additions from new investment	200	1,000
Distributions	(131)	(101)
Additions from reinvestment	642	533

Ending balance	$5,725	$5,014

The following table shows the earliest redemption options for investors in Series C Preferred Units as of December 31, 2022:

Year Maturing	Total Amount Redeemable

2024	$3,603
2025	453
2026	309
2027	1,154
2028	206

Total	$5,725

See Note 14, Subsequent Events.

9. Members’ Capital

As of December 31, 2022, there were two classes of equity units outstanding that the Company classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”).

As of December 31, 2022, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. There were 2,629 Class A Common Units outstanding at both December 31, 2022 and 2021.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the Hamlets and Tuscany subdivision. As of December 31, 2022, and 2021, the Hoskins Group owns a total of 19.0 and 17.2 Series B Preferred Units, respectively, which were issued for a total of $1,900 and $1,720, respectively.

Both the Series B Preferred Units and the Series C Preferred Units have the same basic preferential status as compared to the Class A Common Units, and are pari passu with each other. Both Preferred Unit types include a liquidation preference and a dividend preference, as well as a 12-month recovery period for a shortfall in earnings.

See Note 14, Subsequent Events.

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

Mr. Wallach and his wife’s parents own 18.05 and 1.64 of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 6.31 of our Series C Preferred Units.

The Company has a Senior Subordinated Promissory Note with the parents of Mr. Wallach for $375. The interest rate on the promissory note is 10% and the lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice, as more fully described in Note 7.

A son of one of our Managers is a minor participant in the Shuman LOC, which is more fully described in Note 7. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000.

During 2021, Mr. Myrick purchased two loans from the Company for approximately $141 and both loans were serviced by the company as of December 31, 2021. One loan paid off during 2022 and the second loan was serviced by the Company as of December 31, 2022. In addition, during 2022, Mr. Myrick purchased one loan for approximately $24 after which was sold to Mr. Wallach and as of December 31, 2022 this loan was serviced by the Company.

During 2021, one of our managers purchased one loans from the Company for $405. The loan paid off during 2022 and the proceeds were used to purchase another loan for $417. The loan was serviced by the company as of December 31, 2022.

The Hoskins Group has a preferred equity interest in the Company. In addition, the Company has issued Series B Preferred Units to the Hoskins Group, as more fully described in Note 9 – Members’ Capital.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $3,600 outstanding at December 31, 2022. For the years ended December 31, 2022 and 2021 our investments from affiliates which exceed $120 through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2022	2021	2022	2022	2021
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$48	$36

Capture HD Inc., Defined Benefit Plan & Trust	Sponsor is Brother of Employee	–	1,000	–%	–	149

David Wallach Living Trust	Father of Member	366	571	7.35%	66	58

Gregory L. Sheldon	Independent Manager	598	577	8.39%	41	59

Joseph Rauscher	Parent of Independent Manager	144	195	7.00%	7	21

Kenneth Summers	Independent Manager	208	100	6.00%	4	1

Schultz Family Revocable Living Trust	Trustee is Mother -in-Law of Member	178	148	8.39%	13	15

Kimberly Bedford	Employee	314	148	8.01%	14	16

Lamar Sheldon	Parent of Independent Manager	253	253	9.03%	23	23

Rose Stokes	Employee	200	-	7.63%	6	–

Scott Summers	Son of Independent Manager	500	–	6.00%	10	–

Wallach Educational Trust	Member	162	88	11.00%	11	12

See Note 14, Subsequent Events, to our consolidated financial statements, for information regarding the redemption of our Series B Preferred Units, redemption of our Series C Preferred Units, and issuances of additional Class A common units subsequent to December 31, 2022.

11. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $19,730 and $22,902 at December 31, 2022 and 2021, respectively.

12. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2022 and 2021 are as follows:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2022	2022	2022	2022	2021	2021	2021	2021

Net interest income	$1,280	$1,455	$1,267	$1,112	$958	$830	$625	$411
Loan loss provision	451	271	134	74	246	83	45	214
Net interest income after loan loss provision	829	1,184	1,133	1,038	712	747	580	197
Gain on sale of foreclosed assets	–	–	101	–	1	64	13	88
Gain on foreclosure of assets	–	–	–	–	67	–	–	–
Dividend and other income	216	–	–	–	–	–	–	–
Gain on extinguishment of debt	–	–	–	–	–	361	–	10
SG&A expense	670	603	713	697	415	483	438	537
Depreciation and amortization	20	12	12	12	12	12	13	16
Loss on sale of foreclosed assets	–	–	–	–	23	–	51	18
Loss on foreclosure of assets	–	–	–	–	47	–	–	–
Impairment on foreclosed assets	(33)	35	–	–	–	–	–	10
Net income (loss)	$388	534	509	329	$283	$677	$91	$(286)

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2022 and 2021:

	2022	2021
Selling, general and administrative expenses
Legal and accounting	$244	$166
Salaries and related expenses	1,611	819
Board related expenses	103	99
Advertising	134	65
Rent and utilities	74	53
Loan and foreclosed asset expenses	163	348
Travel	167	154
Other	187	169
Total SG&A	$2,683	$1,873

14. Subsequent Events

Management of the Company has evaluated subsequent events through March 15, 2023, the date these consolidated financial statements were issued.

On March 6, 2023, we redeemed 100% of our ownership of Series A Preferred Units in Benjamin Marcus Homes, LLC, and converted the proceeds of $562 to debt under the development line of credit with the Hoskins Group.

On March 3, 2023, we redeemed 100% of the outstanding Series B Preferred Units, constituting 19.0 units, at a redemption price of $1,900. In addition, we redeemed 11.78 of the Series C Preferred Units held by our CEO and his wife, at a redemption price of $1,178.

Also, on March 6, 2023, we issued a total of 17.371.0 Class A Common Units to the existing holders of Class A Common Units as a result of additional investments totaling $1,460.

