Form 10-Q
period 2023-03-31
Shepherd's Finance, LLC
filed 2023-05-11
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$3,896	$2,996
Restricted cash	-	1,200
Accrued interest receivable	956	670
Loans receivable, net of allowance for credit losses of $2,701 and $2,527 as of March 31, 2023 and December 31, 2022, respectively	60,845	56,650
Real estate investments	-	660
Foreclosed assets, net	881	1,582
Premises and equipment	846	852
Other assets	273	862
Total assets	$67,697	$65,472
Liabilities and Members’ Capital
Customer interest escrow	$561	$766
Accounts payable and accrued expenses	1,390	650
Accrued interest payable	3,136	2,921
Notes payable secured, net of deferred financing costs	26,151	23,173
Notes payable unsecured, net of deferred financing costs	30,169	30,110
Due to preferred equity member	-	47
Total liabilities	$61,407	$57,667

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$4,671	$5,725

Members’ Capital
Series B preferred equity	-	1,900
Class A common equity	1,619	180
Members’ capital	$1,619	$2,080

Total liabilities, redeemable preferred equity and members’ capital	$67,697	$65,472

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three Months Ended March 31, 2023 and 2022

	March 31,
(in thousands of dollars)	2023	2022

Net Interest Income
Interest and fee income on loans	$2,854	$2,291
Interest expense:
Interest related to secured borrowings	618	518
Interest related to unsecured borrowings	785	732
Interest expense	$1,403	$1,250

Net interest income	1,451	1,041

Less: Loan loss provision	120	74
Net interest income after loan loss provision	1,331	967

Non-Interest Income
Other income	$21	$70
Total non-interest income	21	70

Income before non-interest expense	1,352	1,037

Non-Interest Expense
Selling, general and administrative	$826	$695
Depreciation and amortization	20	12
Loss on the sale of foreclosed assets	34	-
Impairment loss on foreclosed assets	2	-
Total non-interest expense	882	707

Net income	$470	$330

Earned distribution to preferred equity holders	160	195

Net income attributable to common equity holders	$310	$135

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended March 31, 2023 and 2022

(in thousands of dollars)	March 31, 2023	March 31, 2022

Members’ capital, January 1, 2023 and 2022	$2,080	$1,590
Cumulative effect adjustment due to the adoption of ASU 2016-13	(178)	-
Net income less distributions to Series C preferred equity holders of $160 and $151	310	179
Contributions from Common A equity holders	1,460
Contributions from Series B preferred equity holders	-	110
Distributions to Series B preferred equity holders	(1,900)	(44)
Distributions to common equity holders	(153)	(94)

Members’ capital, as of March 31, 2023 and 2022	$1,619	$1,741

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2023 and 2022

	March 31,
(in thousands of dollars)	2023	2022

Cash flows from operations
Net income	$470	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	62	63
Provision for loan losses	120	74
Change in loan origination fees, net	103	335
Loss on sale of foreclosed assets	34	-
Impairment of foreclosed assets	2	-
Depreciation and amortization	20	12
Net change in operating assets and liabilities:
Other assets	575	227
Accrued interest receivable	(286)	(99)
Customer interest escrow	(252)	663
Accrued interest payable	405	372
Accounts payable and accrued expenses	740	53

Net cash provided by operating activities	1,993	2,030

Cash flows from investing activities
Loan originations and principal collections, net	(4,596)	(4,528)
Investment in foreclosed assets	(114)	(115)
Additions for construction in real estate investments	(1,707)	(241)
Deposits for construction in real estate investments	-	185
Proceeds from the sale of real estate investments	2,367	-
Proceeds from the sale of foreclosed assets	779	-

Net cash used in investing activities	(3,271)	(4,699)

Cash flows from financing activities
Contributions from Common A equity holders	1,460	-
Contributions from preferred B equity holders	-	110
Distributions to preferred B equity holders	(1,900)	-
Distributions to preferred C equity holders	(1,214)	(31)
Distributions to common equity holders	(153)	(94)
Proceeds from secured note payable	4,452	4,470
Repayments of secured note payable	(1,726)	(1,508)
Proceeds from unsecured notes payable	92	752
Redemptions/repayments of unsecured notes payable	(20)	(1,728)
Deferred financing costs paid	(13)	(76)

Net cash provided by financing activities	978	1,895

Net change in cash, cash equivalents and restricted cash	(300)	(774)

Cash and cash equivalents
Beginning of period	4,196	3,735
End of period	$3,896	$2,961

Supplemental disclosure of cash flow information
Cash paid for interest	$1,188	$1,057

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$-	$44
Earned by Series B preferred equity holders and distributed to customer interest escrow	$47	$43
Foreclosure of assets transferred to loans receivable, net	$-	$1,017
Earned but not paid distributions of Series C preferred equity holders	$124	$121
Secured and unsecured notes payable transfers	$251	$159
Accrued interest payable transferred to unsecured notes payable	$190	$179

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

The Company extends commercial loans to residential homebuilders (in 23 states as of March 31, 2023) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase older homes and then rehabilitate the home for sale.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended March 31, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements and notes thereto (the “2022 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2022 Financial Statements.

Adoption of New Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update to Accounting Standards Codification Topic (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”), significantly changed the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.

In the remainder of these Notes to Interim Condensed Consolidated Financial Statements, references to CECL or to ASC 326 shall mean the accounting standards and principles set forth in ASC 326 after giving effect to ASU 2016-13. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and early adoption is permitted.

The Company adopted ASU 2016-13 on January 1, 2023 and recorded a one-time cumulative-effect adjustment of $178 as disclosed in the Statement of Changes in Members’ Capital.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$881	$881	$–	$–	$881
Impaired loans due to COVID-19, net	1,186	1,186	–	–	1,186
Other impaired loans, net	2,466	2,466	–	–	2,466
Total	$4,533	$4,533	$–	$–	$4,533

	December 31, 2022		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,582	$1,582	$–	$–	$1,582
Impaired loans due to COVID-19, net	1,348	1,348	–	–	1,348
Other impaired loans, net	3,596	3,596	–	–	3,596
Total	$6,526	$6,526	$–	$–	$6,526

The table below is a summary of fair value estimates for financial instruments:

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,896	$3,896	$4,196	$4,196
Loan receivable, net	60,845	60,845	56,650	56,650
Accrued interest on loans receivables, net	956	956	670	670
Financial Liabilities
Customer interest escrow	561	561	766	766
Notes payable secured, net	26,151	26,151	23,173	23,173
Notes payable unsecured, net	30,169	30,169	30,110	30,110
Accrued interest payable	3,136	3,136	650	650

3. Loan Receivables, net

Financing receivables are comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Loans receivable, gross	$65,493	$60,974
Less: Deferred loan fees	(1,307)	(1,264)
Less: Deposits	(886)	(839)
Plus: Deferred origination costs	246	306
Less: Allowance for credit losses	(2,701)	(2,527)

Loans receivable, net	$60,845	$56,650

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of March 31, 2023, the Company’s portfolio consisted of 202 commercial construction and 18 development loans with 65 borrowers in 23 states.

The following is a summary of the loan portfolio to builders for home construction loans as of March 31, 2023 and December 31, 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)(3)	Loan Fee
2023	23	65	202	$104,321	$71,669	$55,620	67%	5%
2022	21	66	230	$104,993	$72,526	$52,796	69%	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2023 and December 31, 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)(4)	Interest Spread
2023	7	12	18	$20,810	$11,883	$9,873	47%	varies
2022	8	14	20	$19,718	$12,110	$8,178	41%	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. As of March 31, 2023 and December 31, 2022, a portion of this collateral is $0 and $1,900, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of our construction and development loan portfolio:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Beginning balance	$56,650	$46,943	$46,943
Originations and modifications	17,198	59,408	14,770
Principal collections	(12,680)	(49,658)	(10,469)
Transferred from loans receivable, net	-	(556)	-
Transferred to loans receivable, net	-	1,017	1,017
Change in builder deposit	(46)	95	61
Change in the allowance for credit losses	(174)	(479)	92
Change in loan fees, net	(103)	(120)	(335)
Ending balance	$60,845	$56,650	$52,079

Credit Quality Information

Effective January 1, 2023, we adopted ASC 326, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology for determining out provision for credit losses and allowance for credit losses with current expected credit Loss (“CECL”) model. Upon the adoption of ASC 326 the total amount of the allowance for credit losses (“ACL”) on loans estimated using the CECL methodology increased $178 compared to the total amount of the allowance recorded using the prior incurred loss model.

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C defines the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

Each loan pool is adjusted for qualitative factors not inherently considered in the quantitative analysis. The qualitative adjustments either increase or decrease the quantitative model estimation. We consider factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of non-performing loans, trends in underlying collateral values, quality of our loan review system and other economic conditions, including inflation.

The following table presents the Company’s loan portfolio and ACL for each respective credit rank loan pool category as of March 31, 2023.

	Amount	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,781	$220
B Credit Risk	6,092	46
C Credit Risk	2,853	15

Development Loans Collectively Evaluated:
A Credit Risk	8,221	8
B Credit Risk	271	–
C Credit Risk	1,287	76

Unsecured Loans	2,578	2,068

Secured loans individually evaluated	3,410	268

Total gross loans receivables	$65,493	$2,701

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is less than 90% complete the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a broker’s opinion of value.

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

In addition, our loan portfolio includes performing, forbearance and nonaccrual loans. The Company’s policies with respect to placing loans on nonaccrual are loans are individually evaluated if they are past due greater than 90 days. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of March 31, 2023:

		Current	Past Due	Past Due	Past Due	Past Due
	Amount	0 - 59	60 - 89	90 - 179	180 - 269	>270	ACL
Performing Loans
A Credit Risk	$48,502	$48,502	$–	$–	$–	$–	$226
B Credit Risk	5,543	5,543	–	–	–	–	41
C Credit Risk	4,140	4,140	–	–	–	–	91
Forbearance Loans
A Credit Risk	500	500	–	–	–	–	2
B Credit Risk	820	820	–	–	–	–	5
Unsecured Loans	2,578	–	–	–	–	2,578	2,068
Loans individually evaluated	3,410	–	–	1,944	665	801	268
Total	$65,493	$59,505	$–	$1,944	$665	$3,379	$2,701

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses:

Allowance for credit losses as of December 31, 2022	$(2,527)
Impact of the adoption of ASC 326	(178)
Charge-offs	124
Loan loss provision	(120)
Allowance for credit losses as of March 31, 2023	$(2,701)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $16,049 and $19,730 as of March 31, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Therefore, for off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of March 31, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	27%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	8%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	7%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – nonaccrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for loan losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)
Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	“–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Beginning balance	$660	$1,651	$1,651
Deposits from real estate investments	-	(1,570)	(185)
Proceeds from the sale of real estate investments	(2,367)	(1,647)	-
Additions for construction/development	1,707	2,226	241
Ending balance	$-	$660	$1,707

During June 2020, we acquired four lots from a borrower in exchange for the transfer of loans secured by those lots. We extinguished the principal balance for the loans on the lots in the amount of $640 and in addition, paid a $500 management fee for the development of homes on the lots. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower. Two of the four homes sold during 2022.

During the quarter ended March 31, 2023, the Company sold our final two real estate investment assets and no gains or losses were recognized on the sales.

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Beginning balance	$1,582	$2,724	$2,724
Transfers from loan receivables, net	-	556	-
Transfers to loan receivables, net	-	(1,017)	(1,017)
Additions from construction/development	114	316	115
Sale proceeds	(779)	(1,096)	-
Loss on sale of foreclosed assets	(34)	-	-
Gain on sale of foreclosed assets	-	101	-
Impairment loss on foreclosed assets	(2)	(2)	-
Ending balance	$881	$1,582	$1,822

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$26,154	$23,142
Secured lines of credit from affiliates	2	-	35
Unsecured line of credit (senior)	3	1,250	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,094
Unsecured Notes through our public offering, gross	5	19,823	21,576
Other unsecured debt (subordinated)	5	7,874	6,109
Other unsecured debt (junior subordinated)	6	447	447

Total gross secured and unsecured notes payable		$56,642	$53,653

The following table shows the maturity of outstanding debt as of March 31, 2023:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2023	$32,483	$4,460	$2,439	$25,584
2024	10,529	7,174	3,337	18
2025	7,328	6,311	998	19
2026	3,443	1,558	1,865	20
2027 and thereafter	2,859	320	2,026	513
Total	$56,642	$19,823	$10,665	$26,154

Secured Borrowings

Lines of Credit

As of March 31, 2023 and December 31, 2022, the Company had $0 and $35 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the first quarter of 2023 and 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $4 as of March 31, 2023 and December 31, 2022.

Borrowings secured by loan assets are summarized below:

	March 31, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$13,282	$8,756	$8,232	$6,065
S.K. Funding	7,171	6,900	9,049	7,100

Lender
Shuman	342	125	724	125
Jeff Eppinger	3,711	1,500	2,761	1,500
R. Scott Summers	1,763	1,003	1,334	728
John C. Solomon	1,047	563	1,172	563
Judith Y. Swanson	11,981	6,725	9,571	6,473

Total	$39,297	$25,572	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at March 31, 2023 and December 31, 2022 was 8.82% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Gross Notes outstanding, beginning of period	$21,576	$20,636	$20,636
Notes issued	76	7,245	380
Note repayments / redemptions	(1,829)	(6,305)	(978)

Gross Notes outstanding, end of period	$19,823	$21,576	$20,038

Less deferred financing costs, net	(318)	(367)	(380)

Notes outstanding, net	$19,505	$21,209	$19,658

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Deferred financing costs, beginning balance	$835	$1,061	$1,061
Additions	13	223	76
Disposals	-	(449)	-
Deferred financing costs, ending balance	848	835	1,137
Less accumulated amortization	(530)	(468)	(757)
Deferred financing costs, net	$318	$367	$380

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Accumulated amortization, beginning balance	$468	$694	$694
Additions	62	223	63
Disposals	-	(449)	-
Accumulated amortization, ending balance	$530	$468	$757

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	March 31, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2023	10.0%	275	527
Unsecured Line of Credit from Builder Finance, Inc.	January 2024	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	375	374
Senior Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Senior Subordinated Promissory Note	March 2029	10.0%	2,000	-
Senior Subordinated Promissory Note	April 2024	10.0%	750	750
			$10,665	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due Nine Months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Beginning balance	$5,725	$5,014	$5,014
Additions from new investment	-	200	-
Distributions	(1,214)	(131)	(31)
Additions from reinvestments	160	642	151

Ending balance	$4,671	$5,725	$5,134

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of March 31, 2023:

Year Maturing	Total Amount Redeemable
2024	$2,509
2025	467
2026	309
2027	1,180
2028	206
Total	$4,671

During March 2023, the Company redeemed 11.78109 of the Series C Preferred Units, held by our CEO and his wife, at a redemption price of $1,178, all of which was reinvested in Common Units.

8. Members’ Capital

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of March 31, 2023, the Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account.

During March 2023, the Company issued 17,371 Class A Common Units for $1,460, and 20,000 Class A Common Units were outstanding as of March 31, 2023. As of December 31, 2022, there were 2,629 Class A Common Units outstanding.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the land securing certain development loans.

On March 2023, the Company redeemed 100% of the outstanding Series B Preferred Units constituting 19 units, at a redemption price of $1,900. As of December 31, 2022, the Hoskins Group owned a total of 19.0 Series B Preferred Units, which were issued for a total of $1,900.

9. Related Party Transactions

As of March 31, 2023, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2022 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the quarter ended March 31, 2023, one loan originated by Mr. Myrick and serviced by the Company paid off for $105.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $16,049 and $19,730 at March 31, 2023 and December 31, 2022, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2023 and 2022 are as follows:

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2023	2022	2022	2022	2022

Net interest and fee income	$1,451	$1,407	$1,424	$1,242	$1,041
Loan loss provision	120	451	271	134	74
Net interest income after loan loss provision	1,331	956	1,153	1,108	967
Gain on sale of foreclosed assets	–	–	–	101	–
Dividend or other income	21	90	31	25	70
SG&A expense	826	672	603	713	695
Depreciation and amortization	20	20	12	12	12
Loss on sale of foreclosed assets	34	–	–	–	–
Impairment (gain) loss on foreclosed assets	2	(33)	35	–	–
Net income	$470	$387	$534	$509	$330

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Three Months Ended March 31,
	2023	2022
Selling, general and administrative expenses
Legal and accounting	$163	$119
Salaries and related expenses	465	400
Board related expenses	27	25
Advertising	5	20
Rent and utilities	17	15
Loan and foreclosed asset expenses	41	34
Travel	32	39
Other	76	43
Total SG&A	$826	$695

13. Subsequent Events

Management of the Company has evaluated subsequent events through May 11, 2023, the date these interim condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2022 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

During the quarter ended March 31, 2023, the Company continued to focus on the reduction of non-interest earning assets. As of March 31, 2023, loans classified as non-accrual were nine or $5,988 compared to 14 or $7,177 as of December 31, 2022. In addition, as of March 31, 2023, we had two foreclosed assets or $881 compared to three or $1,582 as of December 31, 2022.

During the quarter ended March 31, 2023 and year ended December 31, 2022, the estimated loss on interest income related to impaired and foreclosed assets was $240 and $1,226, respectively. Looking ahead, we expect to decrease the balance of non-interest earning assets as we continue to sell our remaining foreclosed assets.

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

During the second quarter of 2023, the housing market in most of the areas in which we do business will likely decline as compared to the same period of time in 2022 due to the impact of current economic conditions. While markets will probably weaken compared to where they were during 2022, we anticipate losses incurred in principal related to COVID-19 will decrease, and the lower interest income due to nonperforming assets will continue to decrease during 2023 as compared to 2022. Mortgage rates peaked mid-2022 and have declined since. A continued rise in short term rates is likely to benefit the company as our competitors’ rates will rise faster than ours making us more competitive, but an additional rise in long term interest rates would negatively impact the housing industry as a whole, and therefore us.

We had $60,845 and $56,650 in loan assets, net as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we had 202 commercial construction and 18 development loans with 65 borrowers in 23 states.

Net cash provided by operations decreased $215 to $1,815 as of March 31, 2023 compared to the same period of 2022. The decrease in operating cash flow was due primarily to accrued interest payable and customer interest escrows.

Critical Accounting Estimates

To assist in evaluating our interim condensed consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2022 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2022 unless listed below.

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

March 31, 2023
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$
Decreasing fair value of the real estate collateral by 35%**	$2,850

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $60,845.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

March 31, 2023
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$
Decreasing fair value of the foreclosed asset by 35%**	$308

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $881.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended
	March 31,
	2023		2022
Interest Income		*
Estimated interest income	$2,319	15%	$1,810	13%
Estimated unearned interest income due to COVID-19	(118)	(1)%	(186)	(1)%
Interest income on loans	2,201	14%	1,624	12%

Fee income on loans	813	5%	848	6%
Deferred loan fees	(160)	(1)%	(181)	(1)%
Fee income on loans, net	653	4%	667	5%

Interest and fee income on loans	2,854	18%	2,291	17%

Interest expense unsecured	(723)	(5)%	(669)	(5)%
Interest expense secured	(618)	(4)%	(518)	(4)%
Amortization of offering costs	(62)	-%	(63)	-%
Interest expense	(1,403)	(9)%	(1,250)	(9)%
Net interest income (spread)	$1,451	9%	$1,041	8%

Weighted average outstanding loan asset balance	$63,979		$55,140

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

Estimated interest income on loans increased to 15% for the quarter ended March 31, 2023 compared to 13% for the same periods of the prior year. Interest income increased due to a decline in the total number of loans not paying interest. Construction loans not paying interest as of March 31, 2023 and 2022 were $5,988 and $7,960, respectively.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.5%. This 2.5% may increase because some customers run past the standard repayment time and pay a higher rate of interest after that. For the quarter ended March 31, 2023, margin not including fee income was 5% compared to 4% for the same period in the prior year.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at that time. During 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments decreased 1% to 5% for the quarter ended March 31, 2023 compared to 6% for the same period of 2022 due primarily to modification fees charged on certain loans.

● Amount of nonperforming assets. Generally, two types of nonperforming assets negatively affect our interest spread: loans not paying interest and foreclosed assets.

As of March 31, 2023 and December 31, 2022, foreclosed assets were $881 and $1,822, respectively, which resulted in a negative impact to our interest spread. The amount of loans not paying interest has decreased during the quarter ended March 31, 2023 compared to the same period of 2022.

The amount of nonperforming assets is expected to decrease over the next quarter as we continue to sell foreclosed assets.

Loan Loss Provision

Loan loss provision or expense was $120 and $74 for the quarters ended March 31, 2023 and 2022, respectively.

The allowance for credit losses at March 31, 2023 was $2,701 which primarily consisted of $2,336 for loans evaluated individually and $365 for loans evaluated collectively. During the quarter ended March 31, 2023, we incurred $124 in direct charge offs.

The allowance for credit losses at December 31, 2022 was $2,527 which primarily consisted of $294 for loans without specific reserves, $246 for loans with specific reserves and $1,987 for specific reserves due to the impact of COVID-19. During the year ended December 31, 2022, we incurred $451 in direct charge offs.

Non-Interest Income

Other Income

During the quarters ended March 31, 2023 and 2022, we consulted for one of our construction and development loan customers which included accounting guidance and recognized $21 and $69 in other income, respectively. We anticipate to continue our consulting services to our customers on an as needed basis during 2023.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	For the Three Months Ended March 31,
	2023	2022
Selling, general and administrative expenses
Legal and accounting	$163	$119
Salaries and related expenses	465	400
Board related expenses	27	25
Advertising	5	20
Rent and utilities	17	15
Loan and foreclosed asset expenses	41	34
Travel	32	39
Other	76	43
Total SG&A	$826	$695

Our SG&A expense increased $131 for the quarter ended March 31, 2023 compared to the same period of 2022, due primarily to the following:

●	Legal and accounting fees increased $44 to $163 as of March 31, 2023 compared to $119 for the same period of 2022 due primarily to costs associated with our equity transactions during the first quarter of 2023 compared to 2022.
●	Salaries and related expenses increased $65 to $465 as of March 31, 2023 compared to $400 for the same period of 2022 due primarily to the deferral of loan origination fees and profit share expense.

○	Profit share expense was $97 and $68 for the quarters ended March 31, 2023 and 2022, respectively; and
○	Deferred loan origination salaries expenses were $100 and $148 for the quarters ended March 31, 2023 and 2022, respectively.

Loss on the Sale of Foreclosed Assets

During the quarter ended March 31, 2023 we sold one foreclosed asset which incurred a loss on the sale of $34. No foreclosed assets were sold for a loss during the quarter ended March 31, 2022.

Impairment Loss on Foreclosed Assets

During the quarter ended March 31, 2023, we recognized $2 in impairment loss on foreclosed assets compared to $0 for the same period of 2022.

Consolidated Financial Position

Loans Receivables, net

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as loans near maturity and as we have new loan originations.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2023:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	3	$1,225	$857	$666	70%		5%
California	1	1	2,551	1,505	1,311	59%		5%
Connecticut	1	5	1,865	1,306	995	70%		5%
Delaware	1	2	690	483	443	70%		5%
Florida	18	93	37,918	26,936	20,594	71%		5%
Georgia	5	7	3,483	2,053	1,020	59%		5%
Illinois	1	1	1,245	747	656	60%		5%
Louisiana	2	4	975	671	509	69%		5%
Maryland	1	2	958	671	453	70%		5%
Missouri	1	1	250	175	124	70%		5%
Michigan	1	1	600	375	327	63%		5%
New Jersey	3	7	3,307	2,386	2,667	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	13	6,337	3,907	2,860	62%		5%
Ohio	1	3	780	553	665	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,035	14,010	11,002	70%		5%
South Carolina	10	21	10,109	6,813	4,929	67%		5%
Tennessee	3	5	1,639	1,036	682	63%		5%
Texas	2	3	1,945	1,602	1,453	82%		5%
Utah	1	1	2,200	1,320	400	60%		5%
Virginia	2	3	924	646	449	70%		5%
Washington	1	7	3,995	2,732	2,547	68%		5%
Total	65	202	$104,321	$71,669	$55,620	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$362	70%		5%
Connecticut	2	5	2,045	1,463	1,365	72%		5%
Delaware	1	3	1,035	725	523	70%		5%
Florida	19	113	42,605	30,573	21,155	72%		5%
Georgia	5	6	3,116	1,798	919	58%		5%
Illinois	1	1	1,245	747	586	60%		5%
Louisiana	2	4	975	628	457	64%		5%
Maryland	1	2	958	671	232	70%		5%
Michigan	3	5	1,437	1,003	979	70%		5%
New Jersey	1	5	3,127	2,259	2,769	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	15	7,067	4,143	2,676	59%		5%
Ohio	2	4	1,178	831	775	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,132	14,016	9,831	70%		5%
South Carolina	10	27	7,525	5,133	3,582	68%		5%
Tennessee	3	4	1,554	977	799	63%		5%
Texas	2	4	3,118	2,039	1,828	65%		5%
Utah	1	1	900	720	719	80%		5%
Virginia	2	3	924	646	213	70%		5%
Washington	1	7	3,995	2,732	2,158	54%		5%
Total	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2023:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Delaware	1	1	543	147	147	27%		7%
Florida	5	5	644	1,409	323	50%		7%
Georgia	1	1	30	24	12	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	940	500	500	53%		7%
Pennsylvania	1	5	17,084	8,500	7,604	45%		7%
South Carolina	2	3	1,470	1,251	1,236	84%		7%
Total	12	18	20,810	$11,883	$9,873	$47	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding(5)	Loan to Value Ratio(3)		Interest Spread
Connecticut	1	1	$150	$180	$81	54%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	4	4	175	1,196	(117)	(67)%		7%
Georgia	1	1	60	24	24	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	625	500	500	80%		7%
Pennsylvania	1	5	16,664	8,500	6,153	37%		varies
South Carolina	3	4	1,401	1,386	1,367	98%		7%
Texas	1	1	-	125	(28)	100%		7%
Total	14	20	$19,718	$12,110	$8,178	41	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,900 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Loans receivables, net are comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Loans receivable, gross	$65,493	$60,974
Less: Deferred loan fees	(1,307)	(1,264)
Less: Deposits	(886)	(839)
Plus: Deferred origination costs	246	306
Less: Allowance for credit losses	(2,701)	(2,527)

Loans receivable, net	$60,845	$56,650

The following is a roll forward of gross loans receivables for our construction and development loan portfolio:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Beginning balance	$56,650	$46,943	$46,943
Originations and modifications	17,198	59,408	14,770
Principal collections	(12,680)	(49,658)	(10,469)
Transferred from loans receivable, net	-	(556)	-
Transferred to loans receivable, net	-	1,017	1,017
Change in builder deposit	(46)	95	61
Change in the allowance for credit losses	(174)	(479)	92
Change in loan fees, net	(103)	(120)	(335)
Ending balance	$60,845	$56,650	$52,079

Credit Quality Information

Effective January 1, 2023, we adopted ASC 326, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology for determining out provision for credit losses and allowance for credit losses with current expected credit Loss (“CECL”) model. Upon the adoption of ASC 326 the total amount of the allowance for credit losses (“ACL”) on loans estimated using the CECL methodology increased $178 compared to the total amount of the allowance recorded using the prior incurred loss model.

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C defines the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

Each loan pool is adjusted for qualitative factors not inherently considered in the quantitative analysis. The qualitative adjustments either increase or decrease the quantitative model estimation. We consider factors that are relevant within the qualitative framework which include the following: lending policy, changes in nature and volume of loans, staff experience, changes in volume and trends of non-performing loans, trends in underlying collateral values, quality of our loan review system and other economic conditions, including inflation.

The following table presents the Company’s loan portfolio and ACL for each respective credit rank loan pool category as of March 31, 2023.

	Amount	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,781	$220
B Credit Risk	6,092	46
C Credit Risk	2,853	15

Development Loans Collectively Evaluated:
A Credit Risk	8,221	8
B Credit Risk	271	–
C Credit Risk	1,287	76

Unsecured Loans	2,578	2,068

Secured loans individually evaluated	3,410	268

Total gross loans receivables	$65,493	$2,701

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is less than 90% complete the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a broker’s opinion of value.

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

In addition, our loan portfolio includes performing, forbearance and nonaccrual loans. The Company’s policies with respect to placing loans on nonaccrual are loans are individually evaluated if they are past due greater than 90 days. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of March 31, 2023:

		Current	Past Due	Past Due	Past Due	Past Due
	Amount	0 - 59	60 - 89	90 - 179	180 - 269	>270	ACL
Performing Loans
A Credit Risk	$48,502	$48,502	$–	$–	$–	$–	$226
B Credit Risk	5,543	5,543	–	–	–	–	41
C Credit Risk	4,140	4,140	–	–	–	–	91
Forbearance Loans
A Credit Risk	500	500	–	–	–	–	2
B Credit Risk	820	820	–	–	–	–	5
Unsecured Loans	2,578	–	–	–	–	2,578	2,068
Loans individually evaluated	3,410	–	–	1,944	665	801	268
Total	$65,493	$59,505	$–	$1,944	$665	$3,379	$2,701

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses:

Allowance for credit losses as of December 31, 2022	$(2,527)
Impact of the adoption of ASC 326	(178)
Charge-offs	124
Loan loss provision	(120)
Allowance for credit losses as of March 31, 2023	$(2,701)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $16,049 and $19,730 as of March 31, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Therefore, for off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of March 31, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	27%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	8%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	7%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – nonaccrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for loan losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)

Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Beginning balance	$1,582	$2,724	$2,724
Transfers from loan receivables, net	-	556	-
Transfers to loan receivables, net	-	(1,017)	(1,017)
Additions from construction/development	114	316	115
Sale proceeds	(779)	(1,096)	-
Loss on sale of foreclosed assets	(34)	-	-
Gain on sale of foreclosed assets	-	101	-
Impairment loss on foreclosed assets	(2)	(2)	-
Ending balance	$881	$1,582	$1,822

During the quarter ended March 31, 2023 we sold one foreclosed asset. No foreclosed assets were sold during the same period of the prior year.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Beginning balance	$766	$479	$479
Preferred equity dividends	47	180	43
Additions from Pennsylvania loans	17	1,218	902
Additions from other loans	84	301	120
Interest, fees, principal or repaid to borrower	(353)	(1,412)	(359)
Ending balance	$561	$766	$1,185

Related Party Borrowings

As of March 31, 2023, the Company had $1,250, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2022 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the quarter ended March 31, 2023, one loan originated by Mr. Myrick and serviced by the Company paid off for $105.

Secured Borrowings

Lines of Credit

As of March 31, 2023 and December 31, 2022, the Company had $0 and $35 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the first quarter of 2023 and 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $4 as of March 31, 2023 and December 31, 2022.

Summary

The borrowings secured by loan assets are summarized below:

	March 31, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$13,282	$8,756	$8,232	$6,065
S.K. Funding	7,171	6,900	9,049	7,100

Lender
Shuman	342	125	724	125
Jeff Eppinger	3,711	1,500	2,761	1,500
R. Scott Summers	1,763	1,003	1,334	728
John C. Solomon	1,047	563	1,172	563
Judith Y. Swanson	11,981	6,725	9,571	6,473

Total	$39,297	$25,572	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at March 31, 2023 and December 31, 2022 was 8.82% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

The following table shows the roll forward of our Notes Program:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Gross Notes outstanding, beginning of period	$21,576	$20,636	$20,636
Notes issued	76	7,245	380
Note repayments / redemptions	(1,829)	(6,305)	(978)

Gross Notes outstanding, end of period	$19,823	$21,576	$20,038

Less deferred financing costs, net	(318)	(367)	(380)

Notes outstanding, net	$19,505	$21,209	$19,658

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Deferred financing costs, beginning balance	$835	$1,061	$1,061
Additions	13	223	76
Disposals	-	(449)	-
Deferred financing costs, ending balance	848	835	1,137
Less accumulated amortization	(530)	(468)	(757)
Deferred financing costs, net	$318	$367	$380

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Three Months Ended March 31, 2022

Accumulated amortization, beginning balance	$468	$694	$694
Additions	62	223	63
Disposals	-	(449)	-
Accumulated amortization, ending balance	$530	$468	$757

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	March 31, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	July 2023	10.0%	275	527
Unsecured Line of Credit from Builder Finance, Inc.	January 2024	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	June 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	375	374
Senior Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Senior Subordinated Promissory Note	March 2029	10.0%	2,000	-
Senior Subordinated Promissory Note	April 2024	10.0%	750	750
			$10,665	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due Nine Months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to total assets was 9.3% and 11.9% as of March 31, 2023 and December 31, 2022, respectively. We anticipate this ratio to increase as more earnings are retained in 2023 and some additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$26,154	$23,142
Secured lines of credit from affiliates	2	-	35
Unsecured line of credit (senior)	3	1,250	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,094
Unsecured Notes through our public offering, gross	5	19,823	21,576
Other unsecured debt (subordinated)	5	7,874	6,109
Other unsecured debt (junior subordinated)	6	447	447

Total		$56,642	$53,653

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of March 31, 2023 and December 31, 2022, we had combined loans outstanding of 220 and 250, respectively. In addition, gross loans outstanding were $65,493 and $60,974 as of March 31, 2023 and December 31, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $16,049 and $19,730 as of March 31, 2023 and December 31, 2022, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of March 31, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate lower originations and payoffs during the 9 months ending December 31, 2023 compared to the quarter ended March 31, 2023 due primarily to the current economic situation of our country.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of March 31, 2023	As of December 31, 2022
Secured debt, net of deferred financing costs	$26,151	$23,173
Unsecured debt, net of deferred financing costs	$30,169	$30,110
Equity*	$6,290	$7,805
Cash, cash equivalents and restricted cash	$3,896	$4,196

* Equity includes Members’ Capital and Redeemable Preferred Equity.

As of March 31, 2023 and December 31, 2022, cash, cash equivalents and restricted cash was $3,896 and $4,196, respectively. Secured debt, net of deferred financing costs increased $2,978 to $26,151 as of March 31, 2023 compared to $23,173 for the year ended December 31, 2022. The increase in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements.

Unsecured debt, net of deferred financing costs increased $69 to $30,169 as of March 31, 2023 compared to $30,110 as of December 31, 2022.

Equity decreased $1,515 to $6,290 as of March 31, 2023 compared to $7,805 as of December 31, 2022. The decrease was due primarily to the $1,900 redemption of Series B preferred units.

As of March 31, 2023, Series C cumulative preferred equity decreased $1,054 to $4,671 compared to $5,725 as of December 31, 2022 which was due primarily to the redemption of $1,178 in March 2023.

We anticipate an increase in our common equity and Series C preferred equity during the nine months subsequent to March 31, 2023, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2023 is $32,483, which consists of secured borrowings of $25,585 and unsecured borrowings of $6,898.

Secured borrowings maturing through the year ending December 31, 2023 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and five lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2023 with actual maturity and renewal dates:

●	Swanson – $6,725 automatically renews unless notice given;
●	Shuman – $125 due July 2023 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2023 and automatically renews unless notice is given;
●	S. K. Funding – $2,400 of the total due January 2024;
●	Builder Finance, Inc – $8,756 with no expiration date;
●	New LOC Agreements - $3,065 generally one-month notice and six months to reduce principal balance to zero;
●	Mortgage Payable – $14, with payments due monthly.

Unsecured borrowings due by December 31, 2023 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $4,460 and $2,438, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 75% of our Note holders reinvest upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of March 31, 2023, the 36-month Notes were $3,139. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate our assets reducing in the remainder of 2023; however, we are prepared for an increase of our assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, redeemable preferred equity, and regular equity. Our expectation to reduce loan asset balances is subject to changes in the housing market and competition. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years. In some of our markets, prices of sold homes are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). However, we anticipate significant declines in home values in many markets over the next 12 months.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. We can see this impact now as housing starts recently dropped by approximately 27% as mortgage rates rose in n2022. Housing starts are increasing recently as mortgage rates have fallen some. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. While the prime rate and fed funds rate have increased significantly in 2022 and 2023, the CD rates, while increasing, have not increased as much. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates, however in the current environment, this is less accurate than in most years. Both the short- and long-term interest rates have risen slightly but are generally low historically.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, other than unfunded loan commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended March 31, 2023:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.4983172	58,042.05
Gregory L. Sheldon and Madeline M. Sheldon	0.2155750	20,308.14
BLDR, LLC	0.1993360	18,778.35
Schultz Family Living Trust	0.0495873	4,671.35
Fernando Ascencio and Lorraine Carol Ascencio	0.0927780	8,740.11
Mark and Tris Ann Garboski	0.1867135	17,589.26
Total	1.2423071	128,129.26

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

Sale of Class A Common Units

On March 6, 2023, we sold 17,371.01 Class A Common Units to our existing holders of Class A Common Units, for the total price of approximately $1,460,300 (collectively, the “Common Units Sale Transactions”). The Common Units Sale Transactions were effected in private transactions exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act. The Common Units Sale Transactions did not involve any public offering, were made without general solicitation or advertising, and the buyers represented to us that they were each an “accredited investor” as defined under the Securities Act, with access to all relevant information necessary to evaluate the investment in the Class A Common Units.

(b)

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of March 31, 2023, we had issued $4,492 in Notes pursuant to our current public offering. As of March 31, 2023, we incurred expenses of $178 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2023 were $4,290 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2023, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 11, 2023	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

