Form 10-Q
period 2023-06-30
Shepherd's Finance, LLC
filed 2023-08-10
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: uncertainties relating to the effects of COVID-19; the length of the COVID-19 pandemic and severity of such outbreak nationally and across the globe; the pace of recovery following the COVID-19 pandemic; the impact of inflation and rising interest rates on the economy and housing markets; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$3,325	$2,996
Restricted cash	-	1,200
Accrued interest receivable	1,003	670
Loans receivable, net of allowance for credit losses of $2,732 and $2,527 as of June 30, 2023 and December 31, 2022, respectively	57,466	56,650
Real estate investments	-	660
Foreclosed assets, net	140	1,582
Premises and equipment	840	852
Other assets	356	862
Total assets	$63,130	$65,472
Liabilities and Members’ Capital
Customer interest escrow	$343	$766
Accounts payable and accrued expenses	866	650
Accrued interest payable	3,069	2,921
Notes payable secured, net of deferred financing costs	20,831	23,173
Notes payable unsecured, net of deferred financing costs	31,129	30,110
Due to preferred equity member	-	47
Total liabilities	$56,238	$57,667

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$4,775	$5,725

Members’ Capital
Series B preferred equity	-	1,900
Class A common equity	2,117	180
Members’ capital	$2,117	$2,080

Total liabilities, redeemable preferred equity and members’ capital	$63,130	$65,472

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Six Months ended June 30, 2023 and 2022

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2023	2022	2023	2022
Interest Income
Interest and fee income on loans	$2,877	$2,491	$5,731	$4,782
Interest expense:
Interest related to secured borrowings	560	526	1,178	1,043
Interest related to unsecured borrowings	808	723	1,593	1,455
Interest expense	1,368	1,249	2,771	2,498

Net interest income	1,509	1,242	2,960	2,284

Less: Loan loss provision	43	134	163	208

Net interest income after loan loss provision	1,466	1,108	2,797	2,076

Non-Interest Income
Other income	19	25	40	95
Gain on sale of real estate investments	10	-	10	-
Gain on impairment of foreclosed assets	9	-	7	-
Gain on sale of foreclosed assets	8	101	8	101
Total non-interest income	46	126	65	196

Income	1,512	1,234	2,862	2,272

Non-Interest Expense
Selling, general and administrative	617	713	1,443	1,410
Depreciation and amortization	20	12	40	24
Loss on sale of foreclosed assets	-	-	34	-
Total non-interest expense	637	725	1,517	1,434

Net Income	$875	$509	$1,345	$838

Earned distribution to preferred equity holders	141	204	301	399

Net income attributable to common equity holders	$734	$305	$1,044	$439

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three and Six Months Ended June 30, 2023 and 2022

For the Three Months Ended June 30, 2023 and 2022

(in thousands of dollars)	June 30, 2023	June 30, 2022

Members’ capital, beginning balance, March 31, 2023 and 2022	$1,619	$1,741
Net income less distributions to Series C preferred equity holders of $141 and $158	734	351
Contributions from Series B preferred equity holders	-	30
Distributions to Series B preferred equity holders	-	(46)
Distributions to common equity holders	(236)	(129)

Members’ capital, as of June 30, 2023 and 2022	$2,117	$1,947

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

For the Six Months Ended June 30, 2023 and 2022

(in thousands of dollars)	June 30, 2023	June 30, 2022

Members’ capital, January 1, 2023 and 2022	$2,080	$1,590
Cumulative effect adjustment due to the adoption of ASU 2016-13	(178)	-
Net income less distributions to Series C preferred equity holders of $301 and $308	1,044	530
Contributions from Common A equity holders	1,460	-
Contributions from Series B preferred equity holders	-	140
Distributions to Series B preferred equity holders	(1,900)	(90)
Distributions to common equity holders	(389)	(223)

Members’ capital, as of June 30, 2023 and 2022	$2,117	$1,947

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2023 and 2022

	June 30,
(in thousands of dollars)	2023	2022

Cash flows from operations
Net income	$1,345	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	121	122
Provision for loan losses	163	208
Change in loan origination fees, net	6	448
Depreciation and amortization	40	24
Loss on sale of foreclosed assets	34	-
Gain on sale of foreclosed assets	(8)	(101)
Impairment of foreclosed assets	(7)	-
Gain on the sale of real estate investments	(10)	-

Net change in operating assets and liabilities:
Other assets	478	(181)
Accrued interest receivable	(333)	27
Customer interest escrow	(470)	493
Accrued interest payable	822	668
Accounts payable and accrued expenses	216	96

Net cash provided by operating activities	2,397	2,642

Cash flows from investing activities
Loan originations and principal collections, net	(1,163)	(6,781)
Investment in foreclosed assets	(126)	(153)
Additions for construction in real estate investments	(1,461)	(1,159)
Deposits for construction in real estate investments	-	185
Proceeds from the sale of real estate investments	2,131	1,017
Proceeds from the sale of foreclosed assets	1,549	1,096

Net cash provided by (used in) investing activities	930	(5,795)

Cash flows from financing activities
Contributions from Common A equity holders	1,460	-
Contributions from preferred B equity holders	-	140
Contributions from preferred C equity holders	-	200
Distributions to preferred B equity holders	(1,900)	-
Distributions to preferred C equity holders	(1,251)	(61)
Distributions to common equity holders	(389)	(223)
Proceeds from secured note payable	4,963	6,493
Repayments of secured note payable	(6,832)	(4,280)
Proceeds from unsecured notes payable	676	2,253
Redemptions/repayments of unsecured notes payable	(883)	(3,840)
Deferred financing costs paid	(42)	(138)

Net cash (used in) provided by financing activities	(4,198)	544

Net change in cash, cash equivalents and restricted cash	(871)	(2,609)

Cash and cash equivalents
Beginning of period	4,196	3,735
End of period	$3,325	$1,126

Supplemental disclosure of cash flow information
Cash paid for interest	$2,623	$2,181

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$-	$46
Earned by Series B preferred equity holders and distributed to customer interest escrow	$47	$87
Earned but not paid distributions of Series C preferred equity holders	$228	$248
Secured and unsecured notes payable transfers	$473	$159
Accrued interest payable transferred to unsecured notes payable	$674	$351
Foreclosure of assets transferred to loans receivable, net	$-	$1,017

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

The Company extends commercial loans to residential homebuilders (in 20 states as of June 30, 2023) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase older homes and then rehabilitate the home for sale.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended June 30, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements and notes thereto (the “2022 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2022 Financial Statements.

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$140	$140	$–	$–	$140
Impaired loans due to COVID-19, net	1,257	1,257	–	–	1,257
Other impaired loans, net	1,344	1,344	–	–	1,344
Total	$2,741	$2,741	$–	$–	$2,741

	December 31, 2022		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets	$1,582	$1,582	$–	$–	$1,582
Impaired loans due to COVID-19, net	1,348	1,348	–	–	1,348
Other impaired loans, net	3,596	3,596	–	–	3,596
Total	$6,526	$6,526	$–	$–	$6,526

The table below is a summary of fair value estimates for financial instruments:

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,325	$3,325	$4,196	$4,196
Loan receivable, net	57,466	57,466	56,650	56,650
Accrued interest on loans receivables, net	1,003	1,003	670	670
Financial Liabilities
Customer interest escrow	343	343	766	766
Notes payable secured, net	20,831	20,831	23,173	23,173
Notes payable unsecured, net	31,129	31,129	30,110	30,110
Accrued interest payable	3,069	3,069	650	650

3. Loan Receivables, net

Financing receivables are comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Loans receivable, gross	$62,031	$60,974
Less: Deferred loan fees	(1,215)	(1,264)
Less: Deposits	(869)	(839)
Plus: Deferred origination costs	251	306
Less: Allowance for credit losses	(2,732)	(2,527)

Loans receivable, net	$57,466	$56,650

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of June 30, 2023, the Company’s portfolio consisted of 189 commercial construction and 17 development loans with 61 borrowers in 20 states.

The following is a summary of the loan portfolio to builders for home construction loans as of June 30, 2023 and December 31, 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)(3)	Loan Fee
2023	20	61	189	$99,766	$68,736	$52,402	69%	5%
2022	21	66	230	$104,993	$72,526	$52,796	69%	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2023 and December 31, 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)(4)	Interest Spread
2023	5	11	17	$20,387	$11,863	$9,629	47%	varies
2022	8	14	20	$19,718	$12,110	$8,178	41%	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. As of June 30, 2023 and December 31, 2022, a portion of this collateral is $0 and $1,900, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of our construction and development loan portfolio:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022

Beginning balance	$56,650	$46,943
Originations and modifications	30,787	59,408
Principal collections	(29,730)	(49,658)
Transferred from loans receivable, net	-	(556)
Transferred to loans receivable, net	-	1,017
Change in builder deposit	(30)	95
Change in the allowance for credit losses	(205)	(479)
Change in loan fees, net	(6)	(120)
Ending balance	$57,466	$56,650

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$41,133	$54,706	$215
B Credit Risk	4,693	7,252	38
C Credit Risk	1,697	2,324	11

Development Loans Collectively Evaluated:
A Credit Risk	$7,866	9,625	8
B Credit Risk	184	183	–
C Credit Risk	1,485	1,557	89

Unsecured Loans	$2,737	2,642	2,160

Secured loans individually evaluated	$2,236	2,310	211

Total	$62,031	$80,599	$2,732

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

The following is an aging of our gross loan portfolio as of June 30, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270	ACL
Performing Loans
A Credit Risk	$48,999	$48,999	$–	$–	$–	$–	$223
B Credit Risk	4,048	4,048	–	–	–	–	33
C Credit Risk	2,629	2,629	–	–	–	–	97
Forbearance Loans
B Credit Risk	830	830	–	–	–	–	5
C Credit Risk	553	553	–	–	–	–	3
Unsecured Loans	2,737	–	–	73	–	2,664	2,160
Loans individually evaluated	2,235	–	–	–	658	1,577	211
Total	$62,031	$57,059	$–	$73	$658	$4,241	$2,732

Below is an aging schedule of loans receivable as of June 30, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	197	$57,059	92.0%
60-89 days	–	–	–%
90-179 days	1	73	–%
180-269 days	2	658	1.1%
>270 days	6	4,241	6.9%

Subtotal	206	$62,031	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	206	$62,031	100.0%

Below is an aging schedule of loans receivable as of June 30, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	197	$57,059	92.0%
60-89 days	–	–	–%
90-179 days	1	73	–%
180-269 days	2	658	1.1%
>270 days	6	4,241	6.9%

Subtotal	206	$62,031	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	206	$62,031	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses:

Allowance for credit losses as of December 31, 2022	$(2,527)
Impact of the adoption of ASC 326	(178)
Charge-offs	136
Loan loss provision	(163)
Allowance for credit losses as of June 30, 2023	$(2,732)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $16,334 and $19,730 as of June 30, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Therefore, for off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of June 30, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	28%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	7%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	7%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – nonaccrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for loan losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)
Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	“–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Beginning balance	$660	$1,651	$1,651
Deposits from real estate investments	-	(1,570)	(185)
Gain on sale of real estate investments	10
Proceeds from the sale of real estate investments	(2,131)	(1,647)	(1,017)
Additions for construction/development	1,461	2,226	1,159
Ending balance	$-	$660	$1,608

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

During the quarter and six months ended June 30, 2023, the Company sold our final two real estate investment assets and recognized a gain on the sale of $10. No losses were recognized on the sales.

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Beginning balance	$1,582	$2,724	$2,724
Transfers from loan receivables, net	-	556	-
Transfers to loan receivables, net	-	(1,017)	(1,017)
Additions from construction/development	126	316	153
Sale proceeds	(1,549)	(1,096)	(1,096)
Loss on sale of foreclosed assets	(34)	-	-
Gain on sale of foreclosed assets	8	101	101
Impairment on foreclosed assets	7	(2)	-
Ending balance	$140	$1,582	$865

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$20,323	$23,142
Secured lines of credit from affiliates	2	511	35
Unsecured line of credit (senior)	3	500	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,094
Unsecured Notes through our public offering, gross	5	20,679	21,576
Other unsecured debt (subordinated)	5	8,696	6,109
Other unsecured debt (junior subordinated)	6	447	447

Total gross secured and unsecured notes payable		$52,250	$53,653

The following table shows the maturity of outstanding debt as of June 30, 2023:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2023	$25,175	$2,496	$2,414	$20,265
2024	10,999	7,644	3,337	18
2025	8,387	7,370	998	19
2026	2,601	716	1,865	20
2027 and thereafter	5,088	2,453	2,123	512
Total	$52,250	$20,679	$10,737	$20,834

Secured Borrowings

Lines of Credit

As of June 30, 2023 and December 31, 2022, the Company had $511 and $35 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the first quarter of 2023 and 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $4 as of June 30, 2023 and December 31, 2022.

Borrowings secured by loan assets are summarized below:

	June 30, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$10,586	$5,294	$8,232	$6,065
S.K. Funding	9,590	6,500	9,049	7,100

Lender
Shuman	342	125	724	125
Jeff Eppinger	3,107	260	2,761	1,500
R. Scott Summers	2,568	1,003	1,334	728
John C. Solomon	835	563	1,172	563
Judith Y. Swanson	10,750	6,000	9,571	6,473

Total	$37,778	$19,745	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at June 30, 2023 and December 31, 2022 was 8.32% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Gross Notes outstanding, beginning of period	$21,576	$20,636	$20,636
Notes issued	562	7,245	1,303
Note repayments / redemptions	(1,459)	(6,305)	(1,590)

Gross Notes outstanding, end of period	$20,679	$21,576	$20,349

Less deferred financing costs, net	(287)	(367)	(383)

Notes outstanding, net	$20,392	$21,209	$19,966

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Deferred financing costs, beginning balance	$835	$1,061	$1,061
Additions	42	223	138
Disposals	-	(449)	-
Deferred financing costs, ending balance	877	835	1,199
Less accumulated amortization	(590)	(468)	(816)
Deferred financing costs, net	$287	$367	$383

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Accumulated amortization, beginning balance	$468	$694	$694
Additions	121	223	122
Disposals	-	(449)	-
Accumulated amortization, ending balance	$590	$468	$816

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	June 30, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	October 2023	10.0%	1,000	527
Unsecured Line of Credit from Builder Finance, Inc.	January 2024	10.0%	-	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	July 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Senior Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Senior Subordinated Promissory Note	March 2029	10.0%	2,000	-
Senior Subordinated Promissory Note	April 2024	10.0%	750	750
Senior Subordinated Promissory Note	May 2027	10.0%	98	-
			$10,737	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due Nine Months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Beginning balance	$5,725	$5,014	$5,014
Additions from new investment	-	200	200
Distributions	(1,251)	(131)	(61)
Additions from reinvestments	301	642	309

Ending balance	$4,775	$5,725	$5,462

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of June 30, 2023:

Year Maturing	Total Amount Redeemable
2024	$2,573
2025	481
2026	309
2027	1,206
2028	206
Total	$4,775

During March 2023, the Company redeemed 11.78109 of the Series C Preferred Units, held by our CEO and his wife, at a redemption price of $1,178, all of which was reinvested in Common Units.

8. Members’ Capital

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of June 30, 2023, the Class A Common Units are held by seven members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account.

During March 2023, the Company issued 17,371 Class A Common Units for $1,460, and 20,000 Class A Common Units were outstanding as of June 30, 2023. As of December 31, 2022, there were 2,629 Class A Common Units outstanding.

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

9. Related Party Transactions

As of June 30, 2023, the Company had $995, $0, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2022 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the six months ended June 30, 2023, one loan originated by Mr. Myrick and serviced by the Company paid off for $105.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $16,334 and $19,730 at June 30, 2023 and December 31, 2022, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2023 and 2022 are as follows:

	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2023	2023	2022	2022	2022	2022

Net interest and fee income	$1,509	$1,451	$1,407	$1,424	$1,242	$1,041
Loan loss provision	43	120	451	271	134	74
Net interest income after loan loss provision	1,466	1,331	956	1,153	1,108	967
Gain on sale of foreclosed assets	8	-	-	-	101	-
Gain on the sale of real estate assets	10	-	-		-	-
Dividend or other income	19	21	90	31	25	70
SG&A expense	617	826	672	603	713	695
Depreciation and amortization	20	20	20	12	12	12
Loss on sale of foreclosed assets	-	34	-	-	-	-
Impairment (gain) loss on foreclosed assets	(9)	2	(33)	35	-	-
Net income (loss)	$875	$470	$387	$534	$509	$330

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Six Months Ended June 30,
	2023	2022
Selling, general and administrative expenses
Legal and accounting	$197	$153
Salaries and related expenses	897	789
Board related expenses	54	50
Advertising	11	62
Rent and utilities	30	43
Loan and foreclosed asset expenses	57	142
Travel	81	78
Other	116	93
Total SG&A	$1,443	$1,410

13. Subsequent Events

Management of the Company has evaluated subsequent events through August 10, 2023, the date these interim condensed consolidated financial statements were issued.

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

Overview

During the quarter and six months ended June 30, 2023, the Company continued to focus on the reduction of non-interest earning assets. As of June 30, 2023, gross loan values classified as non-accrual were eight or $4,973 compared to 14 or $7,177 as of December 31, 2022. In addition, as of June 30, 2023, we had one foreclosed asset or $140 compared to three or $1,582 as of December 31, 2022.

The estimated loss on interest income for the quarter and six months ended June 30, 2023 was $121 and $240 compared to $342 and $607, respectively, compared to the same periods of 2022. Looking ahead, we expect to decrease the balance of non-interest earning assets.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during 2023:

1.	Continue to decrease the balance of non-interest-bearing assets, which includes foreclosed real estate and non-accrual assets.
2.	While we anticipate lower loan originations in 2023 as compared to 2022, we will increase our focus on fix and flips as a percentage of sales.
3.	Lower SG&A expenses.
4.	Maintain a consistent margin, similar to our current spread.
5.	Maintain liquidity at a level sufficient for loan originations.

During the second half of 2023, the housing market in most of the areas in which we do business will likely increase as compared to the same period of time in 2022 due to an apparent shortage in housing. We anticipate losses in principal and the lower interest income due to nonperforming assets will continue to decrease during 2023 as compared to prior years. Mortgage rates have leveled off in 2023. The rise in short term rates has likely benefited the company as our competitors’ rates have risen faster than ours making us more competitive, but an additional rise in long term interest rates would negatively impact the housing industry as a whole, and therefore us.

We had $57,466 and $56,650 in loan assets, net as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we had 189 commercial construction and 17 development loans with 61 borrowers in 20 states.

Net cash provided by operations decreased $235 to $2,407 as of June 30, 2023 compared to the same period of 2022. The decrease in operating cash flow was due primarily to accrued interest payable and customer interest escrows.

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

June 30, 2023
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$
Decreasing fair value of the real estate collateral by 35%**	$2,913

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were nonperforming and a book amount of the loans outstanding of $57,466.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

June 30, 2023
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$
Decreasing fair value of the foreclosed asset by 35%**	$49

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $881.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Interest Income		*		*		*		*
Estimated interest income	$2,390	15%	$1,969	13%	$4,709	15%	$3,780	13%
Estimated unearned interest income due to COVID-19	(122)	(1)%	(166)	(1)%	(240)	(1)%	(353)	(1)%
Interest income on loans	$2,268	14%	$1,803	12%	$4,469	14%	$3,427	12%

Fee income on loans	748	5%	871	6%	1,561	5%	1,788	6%
Deferred loan fees	(139)	(1)%	(158)	(1)%	(299)	(1)%	(338)	(1)%
Fee income on loans, net	609	4%	713	5%	1,262	4%	1,450	5%

Interest and fee income on loans	2,877	18%	2,516	17%	5,731	18%	4,877	17%

Interest expense unsecured	749	5%	664	4%	1,472	5%	1,333	4%
Interest expense secured	560	4%	526	3%	1,178	4%	1,043	3%
Amortization offering costs	59	-%	59	1%	121	-%	122	1%
Interest expense	1,368	9%	1,249	8%	2,771	9%	2,498	8%
Net interest income (spread)	1,509	9%	1,267	9%	2,960	9%	2,379	9%

Weighted average outstanding loan asset balance	$64,104		$57,025		$64,041		$56,082

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

Estimated interest income on loans increased to 15% for the quarter and six months ended June 30, 2023 compared to 13% for the same periods of the prior year. Interest income increased due to a decline in the total number of loans not paying interest. Construction loans not paying interest as of June 30, 2023 and 2022 were $4,972 and $6,701, respectively.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.5%. This 2.5% may increase because some customers run past the standard repayment time and pay a higher rate of interest after that. For the quarter and six months ended June 30, 2023, margin not including fee income was 5% compared to 4% for the same period in the prior year.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at that time. During 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments decreased 1% to 5% for the quarter and six months ended June 30, 2023 compared to 6% for the same period of 2022 due primarily to modification fees charged on certain loans in 2022.

● Amount of nonperforming assets. Generally, two types of nonperforming assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of June 30, 2023 and December 31, 2022, foreclosed assets were $140 and $1,822, respectively, which resulted in a negative impact to our interest spread.

Loan Loss Provision

Loan loss provision or expense was $43 and $163 for the quarter and six months ended June 30, 2023 compared to $134 and $208 for the same periods of 2022, respectively.

The allowance for credit losses at June 30, 2023 was $2,732 which primarily consisted of $2,371 for loans evaluated individually and $361 for loans evaluated collectively.

The allowance for credit losses at December 31, 2022 was $2,527 which primarily consisted of $294 for loans without specific reserves, $246 for loans with specific reserves and $1,987 for specific reserves due to the impact of COVID-19.

Non-Interest Income

Other Income

During the quarters and six months ended June 30, 2023 and 2022, we consulted for one of our construction and development loan customers which included accounting guidance. Other income related to our consulting fees were $19 and $10 during the quarter and six months ended June 30, 2023 compared to $25 and $95 for the same periods of 2022, respectively. We anticipate to continue our consulting services to our customers on an as needed basis during 2023.

Gain on the Sale of Real Estate Investments

During the quarter and six months ended June 30, 2023, we recognized $10 of non-interest income related to the sale of certain real estate investments. No gains were recognized for the same periods of 2022.

Gain on Impairment of Foreclosed Assets

During the quarter and six months ended June 30, 2023, we recognized $9 and $7 of non-interest income related to impairments of certain foreclosed assets. No gains were recognized for the same periods of 2022.

Gain on Sale of Foreclosed Assets

During the quarter and six months ended June 30, 2023, we sold one foreclosed asset and recognized a gain on the sale of $8 compared to the sale of two foreclosed assets for a gain on the sale of $101 during the same periods of 2022.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Legal and accounting	$34	$33	$197	$153
Salaries and related expenses	432	389	897	789
Board related expenses	27	25	54	50
Advertising	6	42	11	62
Rent and utilities	13	28	30	43
Loan and foreclosed asset expenses	16	109	57	142
Travel	49	38	81	78
Other	40	49	116	93
Total SG&A	$617	$713	$1,443	$1,410

Our SG&A expense decreased $96 to $617 during the quarter ended June 30, 2023 compared to the same period of 2022. The decrease was primarily due to lower loan and foreclosed asset expenses. During the six months ended June 30, 2023 SG&A expenses increased $33 to $1,443 compared to the same period of 2022. The increase was primarily due to salaries and related expenses.

Loss on the Sale of Foreclosed Assets

During the six months ended June 30, 2023 we sold one foreclosed asset which incurred a loss on the sale of $34. No foreclosed assets were sold for a loss during the same period of 2022.

Consolidated Financial Position

Loans Receivables, net

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will decrease as loans near maturity payoff and as we have new loan originations with low balances.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2023:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	1	$458	$321	$284	70%		5%
California	1	1	2,551	1,505	1,403	59%		5%
Connecticut	1	3	1,305	867	535	66%		5%
Florida	18	83	34,282	25,290	19,405	74%		5%
Georgia	6	8	4,386	2,606	1,238	59%		5%
Illinois	1	1	1,245	992	763	80%		5%
Louisiana	1	2	495	405	309	82%		5%
Maryland	1	2	958	671	648	70%		5%
Missouri	1	1	250	175	130	70%		5%
New Jersey	2	5	2,371	2,146	2,091	91%		5%
North Carolina	7	14	7,200	4,343	2,474	60%		5%
Ohio	1	3	850	553	774	65%		5%
Pennsylvania	1	17	20,825	14,341	12,040	69%		5%
South Carolina	10	30	12,337	7,602	4,965	62%		5%
Tennessee	2	4	1,114	761	504	68%		5%
Texas	2	4	2,445	1,765	1,604	72%		5%
Utah	1	1	2,200	1,320	447	60%		5%
Virginia	2	3	924	646	540	70%		5%
Washington	1	6	3,570	2,427	2,248	68%		5%
Total	61	189	$99,766	$68,736	$52,402	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$362	70%		5%
Connecticut	2	5	2,045	1,463	1,365	72%		5%
Delaware	1	3	1,035	725	523	70%		5%
Florida	19	113	42,605	30,573	21,155	72%		5%
Georgia	5	6	3,116	1,798	919	58%		5%
Illinois	1	1	1,245	747	586	60%		5%
Louisiana	2	4	975	628	457	64%		5%
Maryland	1	2	958	671	232	70%		5%
Michigan	3	5	1,437	1,003	979	70%		5%
New Jersey	1	5	3,127	2,259	2,769	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	15	7,067	4,143	2,676	59%		5%
Ohio	2	4	1,178	831	775	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,132	14,016	9,831	70%		5%
South Carolina	10	27	7,525	5,133	3,582	68%		5%
Tennessee	3	4	1,554	977	799	63%		5%
Texas	2	4	3,118	2,039	1,828	65%		5%
Utah	1	1	900	720	719	80%		5%
Virginia	2	3	924	646	213	70%		5%
Washington	1	7	3,995	2,732	2,158	54%		5%
Total	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2023:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Delaware	1	1	543	147	147	27%		7%
Florida	6	6	542	1,659	290	53%		7%
New Jersey	1	2	100	52	51	51%		7%
Pennsylvania	1	5	16,772	8,500	7,708	46%		7%
South Carolina	2	3	2,480	1,505	1,433	58%		7%
Total	11	17	20,387	$11,863	$9,629	$47	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding(5)	Loan to Value Ratio(3)		Interest Spread
Connecticut	1	1	$150	$180	$81	54%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	4	4	175	1,196	(117)	(67)%		7%
Georgia	1	1	60	24	24	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	625	500	500	80%		7%
Pennsylvania	1	5	16,664	8,500	6,153	37%		varies
South Carolina	3	4	1,401	1,386	1,367	98%		7%
Texas	1	1	-	125	(28)	100%		7%
Total	14	20	$19,718	$12,110	$8,178	41	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,900 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Loans receivables, net are comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Loans receivable, gross	$62,031	$60,974
Less: Deferred loan fees	(1,215)	(1,264)
Less: Deposits	(869)	(839)
Plus: Deferred origination costs	251	306
Less: Allowance for credit losses	(2,732)	(2,527)

Loans receivable, net	$57,466	$56,650

The following is a roll forward of our construction and development loan portfolio:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022

Beginning balance	$56,650	$46,943
Originations and modifications	30,787	59,408
Principal collections	(29,730)	(49,658)
Transferred from loans receivable, net	-	(556)
Transferred to loans receivable, net	-	1,017
Change in builder deposit	(30)	95
Change in the allowance for credit losses	(205)	(479)
Change in loan fees, net	(6)	(120)
Ending balance	$57,466	$56,650

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$41,133	$54,706	$215
B Credit Risk	4,693	7,252	38
C Credit Risk	1,697	2,324	11

Development Loans Collectively Evaluated:
A Credit Risk	$7,866	9,625	8
B Credit Risk	184	183	–
C Credit Risk	1,485	1,557	89

Unsecured Loans	$2,737	2,642	2,160

Secured loans individually evaluated	$2,236	2,310	211

Total	$62,031	$80,599	$2,732

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

The following is an aging of our gross loan portfolio as of June 30, 2023:

	Amount	Current 0 - 59	Past Due 60 - 89	Past Due 90 - 179	Past Due 180 - 269	Past Due >270	ACL
Performing Loans
A Credit Risk	$48,999	$48,999	$–	$–	$–	$–	$223
B Credit Risk	4,048	4,048	–	–	–	–	33
C Credit Risk	2,629	2,629	–	–	–	–	97
Forbearance Loans
B Credit Risk	830	830	–	–	–	–	5
C Credit Risk	553	553	–	–	–	–	3
Unsecured Loans	2,737	–	–	73	–	2,664	2,160
Loans individually evaluated	2,235	–	–	–	658	1,577	211
Total	$62,031	$57,059	$–	$73	$658	$4,241	$2,732

Below is an aging schedule of loans receivable as of June 30, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	197	$57,059	92.0%
60-89 days	–	–	–%
90-179 days	1	73	–%
180-269 days	2	658	1.1%
>270 days	6	4,241	6.9%

Subtotal	206	$62,031	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	206	$62,031	100.0%

Below is an aging schedule of loans receivable as of June 30, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	197	$57,059	92.0%
60-89 days	–	–	–%
90-179 days	1	73	–%
180-269 days	2	658	1.1%
>270 days	6	4,241	6.9%

Subtotal	206	$62,031	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	206	$62,031	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses:

Allowance for credit losses as of December 31, 2022	$(2,527)
Impact of the adoption of ASC 326	(178)
Charge-offs	136
Loan loss provision	(163)
Allowance for credit losses as of June 30, 2023	$(2,732)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $16,334 and $19,730 as of June 30, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Therefore, for off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of June 30, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	28%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	7%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	7%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – nonaccrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for loan losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)

Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Beginning balance	$1,582	$2,724	$2,724
Transfers from loan receivables, net	-	556	-
Transfers to loan receivables, net	-	(1,017)	(1,017)
Additions from construction/development	126	316	153
Sale proceeds	(1,549)	(1,096)	(1,096)
Loss on sale of foreclosed assets	(34)	-	-
Gain on sale of foreclosed assets	8	101	101
Impairment on foreclosed assets	7	(2)	-
Ending balance	$140	$1,582	$865

During the quarter and six months ended June 30, 2023 we sold one and two foreclosed assets compared to 0 and two for the same periods of 2022, respectively.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Beginning balance	$766	$479	$479
Preferred equity dividends	47	180	87
Additions from Pennsylvania loans	69	1,218	1,085
Additions from other loans	239	301	204
Interest, fees, principal or repaid to borrower	(778)	(1,412)	(796)
Ending balance	$343	$766	$1,059

Related Party Borrowings

As of June 30, 2023, the Company had $995, $0, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2022 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the six months ended June 30, 2023, one loan originated by Mr. Myrick and serviced by the Company paid off for $105.

Secured Borrowings

Lines of Credit

As of June 30, 2023 and December 31, 2022, the Company had $511 and $35 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the six months ended June 30, 2023 and 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $4 as of June 30, 2023 and December 31, 2022.

Summary

The borrowings secured by loan assets are summarized below:

	June 30, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$10,586	$5,294	$8,232	$6,065
S.K. Funding	9,590	6,500	9,049	7,100

Lender
Shuman	342	125	724	125
Jeff Eppinger	3,107	260	2,761	1,500
R. Scott Summers	2,568	1,003	1,334	728
John C. Solomon	835	563	1,172	563
Judith Y. Swanson	10,750	6,000	9,571	6,473

Total	$37,778	$19,745	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at June 30, 2023 and December 31, 2022 was 8.32% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

The following table shows the roll forward of our Notes Program:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Gross Notes outstanding, beginning of period	$21,576	$20,636	$20,636
Notes issued	562	7,245	1,303
Note repayments / redemptions	(1,459)	(6,305)	(1,590)

Gross Notes outstanding, end of period	$20,679	$21,576	$20,349

Less deferred financing costs, net	(287)	(367)	(383)

Notes outstanding, net	$20,392	$21,209	$19,966

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Deferred financing costs, beginning balance	$835	$1,061	$1,061
Additions	42	223	138
Disposals	-	(449)	-
Deferred financing costs, ending balance	877	835	1,199
Less accumulated amortization	(590)	(468)	(816)
Deferred financing costs, net	$287	$367	$383

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Six Months Ended June 30, 2022

Accumulated amortization, beginning balance	$468	$694	$694
Additions	121	223	122
Disposals	-	(449)	-
Accumulated amortization, ending balance	$590	$468	$816

Other Unsecured Debts

Our other unsecured debts are detailed below:

			Principal Amount Outstanding as of
Loan	Maturity Date	Interest Rate(1)	June 30, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc.	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	October 2023	10.0%	1,000	527
Unsecured Line of Credit from Builder Finance, Inc.	January 2024	10.0%	-	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	July 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	100	100
Subordinated Promissory Note	September 2023	7.0%	94	94
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Senior Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Senior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Senior Subordinated Promissory Note	March 2029	10.0%	2,000	-
Senior Subordinated Promissory Note	April 2024	10.0%	750	750
Senior Subordinated Promissory Note	May 2027	10.0%	98	-
			$10,737	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due Nine Months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to total assets was 9.3% and 11.9% as of June 30, 2023 and December 31, 2022, respectively. We anticipate this ratio to increase as more earnings are retained in 2023 and some additional preferred equity may be added. The % went down as we eliminated the Preferred B equity, repaid a Preferred C investor and received investments from all of the Common equity investors. While the percentage sited above did reduce, the Common equity increased from $180 to $2,117 during the above time period.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$20,323	$23,142
Secured lines of credit from affiliates	2	511	35
Unsecured line of credit (senior)	3	500	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,094
Unsecured Notes through our public offering, gross	5	20,679	21,576
Other unsecured debt (subordinated)	5	8,696	6,109
Other unsecured debt (junior subordinated)	6	447	447

Total gross secured and unsecured notes payable		$52,250	$53,653

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of June 30, 2023 and December 31, 2022, we had combined loans outstanding of 206 and 250, respectively. In addition, gross loans outstanding were $62,031 and $60,974 as of June 30, 2023 and December 31, 2022, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $16,334 and $19,730 as of June 30, 2023 and December 31, 2022, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of June 30, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate stable originations and payoffs during the 6 months ending December 31, 2023 compared to the six months ended June 30, 2023.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of June 30, 2023	As of December 31, 2022
Secured debt, net of deferred financing costs	$20,831	$23,173
Unsecured debt, net of deferred financing costs	$31,129	$30,110
Equity*	$6,892	$7,805
Cash, cash equivalents and restricted cash	$3,325	$4,196

* Equity includes Members’ Capital and Redeemable Preferred Equity.

As of June 30, 2023 and December 31, 2022, cash, cash equivalents and restricted cash was $3,325 and $4,196, respectively. Secured debt, net of deferred financing costs decreased $2,342 to $20,831 as of June 30, 2023 compared to $23,173 for the year ended December 31, 2022. The decrease in secured debt was due primarily to repayments on borrowings pursuant to our loan purchase and sale agreements.

Unsecured debt, net of deferred financing costs increased $1,019 to $31,129 as of June 30, 2023 compared to $30,110 as of December 31, 2022.

Equity decreased $913 to $6,892 as of June 30, 2023 compared to $7,805 as of December 31, 2022. The decrease was due to the $1,900 and $1,178 redemption of Series B preferred equity and Series C cumulative preferred equity, respectively. The decrease in equity was partially offset by an increase in Class A common equity of $1,937 as of June 30, 2023.

As of June 30, 2023, Series C cumulative preferred equity decreased $950 to $4,775 compared to $5,725 as of December 31, 2022 which was due primarily to the redemption of $1,178 in March 2023.

We anticipate an increase in our common equity and Series C preferred equity during the six months subsequent to June 30, 2023, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2023 is $25,175, which consists of secured borrowings of $20,265 and unsecured borrowings of $4,910.

Secured borrowings maturing through the year ending December 31, 2023 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and five lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2023 with actual maturity and renewal dates:

●	Swanson – $6,000 automatically renews unless notice given;
●	Shuman – $125 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $2,400 due October 2023 and automatically renews unless notice is given;
●	Builder Finance, Inc – $5,294 with no expiration date;
●	New LOC Agreements - $1,825 generally one-month notice and six months to reduce principal balance to zero;
●	Wallach LOC - $255 due upon demand;
●	Wallach Trust - $256 due upon demand; and
●	Mortgage Payable – $7, with payments due monthly.

Unsecured borrowings due by December 31, 2023 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $2,496 and $2,414, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 75% of our Note holders reinvest upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of June 30, 2023, the 36-month Notes were $1,099. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. We can see this impact now as housing starts have dropped 21% this year as mortgage rates have risen. Housing starts are increasing recently. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates. Both the short- and long-term interest rates have risen slightly to historically normal levels.

Market Yield on U.S. Treasury Securities at 3-Year Constant Maturity
and 30-Year Fixed Mortage Rate
(Source: Federal Reserve)
Yield (% per Year)
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
1960
1965
1970
1975
1980
1985
1990
1995
2000
2005
2010
2015
2020
Year
(Rates through
June 2023)
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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, other than unfunded loan commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended June 30, 2023:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.2742489	27,424.89
Gregory L. Sheldon and Madeline M. Sheldon	0.2221072	22,210.72
BLDR, LLC	0.2053760	20,537.60
Schultz Family Living Trust	0.0510898	5,108.98
Fernando Ascencio and Lorraine Carol Ascencio	0.0955893	9,558.93
Mark and Tris Ann Garboski	0.1923711	19,237.11
Total	1.0407823	104,078.23

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

(b)

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of June 30, 2023, we had issued $7,776 in Notes pursuant to our current public offering. As of June 30, 2023, we incurred expenses of $206 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2023 were $7,570 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2023, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 10, 2023	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

