Form 10-Q
period 2023-09-30
Shepherd's Finance, LLC
filed 2023-11-08
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

Shepherd’s Finance, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands of dollars)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$3,552	$2,996
Restricted cash	-	1,200
Accrued interest receivable	756	670
Loans receivable, net of allowance for credit losses of $2,863 and $2,527 as of September 30, 2023 and December 31, 2022, respectively	58,628	56,650
Real estate investments	-	660
Foreclosed assets, net	139	1,582
Premises and equipment	834	852
Other assets	286	862
Total assets	$64,195	$65,472
Liabilities, redeemable preferred equity and Members’ Capital
Customer interest escrow	$424	$766
Accounts payable and accrued expenses	453	650
Accrued interest payable	3,359	2,921
Notes payable secured, net of deferred financing costs	22,009	23,173
Notes payable unsecured, net of deferred financing costs	30,848	30,110
Due to preferred equity member	-	47
Total liabilities	$57,093	$57,667

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$4,882	$5,725

Members’ Capital
Series B preferred equity	-	1,900
Class A common equity	2,220	180
Members’ capital	$2,220	$2,080

Total liabilities, redeemable preferred equity and members’ capital	$64,195	$65,472

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Operations - Unaudited

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2023	2022	2023	2022
Interest Income
Interest and fee income on loans	$2,763	$2,711	$8,494	$7,493
Interest expense:
Interest related to secured borrowings	473	541	1,651	1,584
Interest related to unsecured borrowings	826	746	2,419	2,201
Interest expense	1,299	1,287	4,070	3,785

Net interest income	1,464	1,424	4,424	3,708

Less: Loan loss provision	131	271	294	479

Net interest income after loan loss provision	1,333	1,184	4,130	3,229

Non-Interest Income
Other income	16	31	56	126
Gain on sale of real estate investments	-	-	10	-
Gain on impairment of foreclosed assets	-	-	7	-
Gain on sale of foreclosed assets	-	-	8	101
Total non-interest income	16	31	81	227

Income	1,349	1,215	4,211	3,456

Non-Interest Expense
Selling, general and administrative	591	603	2,034	2,012
Depreciation and amortization	21	12	61	36
Impairment loss on foreclosed assets	-	35	-	35
Loss on sale of foreclosed assets	-	-	34	-
Total non-interest expense	612	650	2,129	2,083

Net Income	$737	$534	$2,082	$1,373

Earned distribution to preferred equity holders	144	211	445	610

Net income attributable to common equity holders	$593	$323	$1,637	$763

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three and Nine Months Ended September 30, 2023 and 2022

For the Three Months Ended September 30, 2023 and 2022

(in thousands of dollars)	September 30, 2023	September 30, 2022

Members’ capital, beginning balance, July 1, 2023 and 2022	$2,117	$1,947

Net income less distributions to Series C preferred equity holders of $144 and $164	593	370
Contributions from Common A equity holders	-	-
Contributions from Series B preferred equity holders	-	10
Distributions to Series B preferred equity holders	-	(47)
Distributions to common equity holders	(490)	(197)

Members’ capital, as of September 30, 2023 and 2022	$2,220	$2,083

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

For the Nine Months Ended September 30, 2023 and 2022

(in thousands of dollars)	September 30, 2023	September 30, 2022

Members’ capital, January 1, 2023 and 2022	$2,080	$1,590
Cumulative effect adjustment due to the adoption of ASU 2016-13	(178)	-
Net income less distributions to Series C preferred equity holders of $445 and $473	1,637	900
Contributions from Common A equity holders	1,460	-
Contributions from Series B preferred equity holders	-	150
Distributions to Series B preferred equity holders	(1,900)	(137)
Distributions to common equity holders	(879)	(420)

Members’ capital, as of September 30, 2023 and 2022	$2,220	$2,083

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Shepherd’s Finance, LLC

Interim Condensed Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2023 and 2022

	September 30,
(in thousands of dollars)	2023	2022

Cash flows from operations
Net income	$2,082	$1,373
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	179	175
Provision for loan losses	294	479
Change in loan origination fees, net	166	187
Depreciation and amortization	61	35
Loss on sale of foreclosed assets	34	-
Gain on sale of foreclosed assets	(8)	(101)
Impairment of foreclosed assets	(7)	35
Gain on the sale of real estate investments	(10)	-

Net change in operating assets and liabilities:
Other assets	533	118
Accrued interest receivable	(86)	(35)
Customer interest escrow	(389)	221
Accrued interest payable	1,228	610
Accounts payable and accrued expenses	(197)	211

Net cash provided by operating activities	3,880	3,308

Cash flows from investing activities
Loan originations and principal collections, net	(2,616)	(9,126)
Investment in foreclosed assets	(125)	(210)
Additions for construction in real estate investments	(1,461)	(1,901)
Deposits for construction in real estate investments	-	970
Proceeds from the sale of real estate investments	2,131	1,017
Proceeds from the sale of foreclosed assets	1,549	1,096

Net cash used in investing activities	(522)	(8,154)

Cash flows from financing activities
Contributions from Common A equity holders	1,460	-
Contributions from preferred B equity holders	-	150
Contributions from preferred C equity holders	-	200
Distributions to preferred B equity holders	(1,900)	-
Distributions to preferred C equity holders	(1,288)	(94)
Distributions to common equity holders	(879)	(420)
Proceeds from secured notes payable	9,252	11,380
Repayments of secured notes payable	(10,050)	(7,844)
Proceeds from unsecured notes payable	799	5,263
Redemptions/repayments of unsecured notes payable	(1,307)	(5,618)
Deferred financing costs paid	(89)	(187)

Net cash (used in) provided by financing activities	(4,002)	2,830

Net change in cash, cash equivalents and restricted cash	(644)	(2,016)

Cash and cash equivalents
Beginning of period	4,196	3,735
End of period	$3,552	$1,719

Supplemental disclosure of cash flow information
Cash paid for interest	$3,632	$3,748

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$-	$47
Earned by Series B preferred equity holders and distributed to customer interest escrow	$47	$133
Earned but not paid distributions of Series C preferred equity holders	$336	$473
Secured and unsecured notes payable transfers	$387	$159
Accrued interest payable transferred to notes payable	$790	$573
Foreclosure of assets transferred from loans receivable, net	$-	$556
Foreclosure of assets transferred to loans receivable, net	$-	$1,017

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

The Company extends commercial loans to residential homebuilders (in 20 states as of September 30, 2023) to:

●	construct single family homes,
●	develop undeveloped land into residential building lots, and
●	purchase older homes and then rehabilitate the home for sale.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for the period ended September 30, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements. While certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), management believes that the disclosures herein are adequate to make the unaudited interim condensed consolidated information presented not misleading. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the fiscal year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements and notes thereto (the “2022 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The accounting policies followed by the Company are set forth in Note 2 – Summary of Significant Accounting Policies in the 2022 Financial Statements.

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

In the remainder of these Notes to Interim Condensed Consolidated Financial Statements, references to CECL or to ASC 326 shall mean the accounting standards and principles set forth in ASC 326 after giving effect to ASU 2016-13. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

The Company adopted ASU 2016-13 on January 1, 2023 and recorded a one-time cumulative-effect adjustment of $178 as disclosed in the Statement of Changes in Members’ Capital.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$139	$139	$–	$–	$139
Impaired loans due to COVID-19, net	560	560	–	–	560
Other impaired loans, net	5,215	5,215	–	–	5,215
Total	$5,914	$5,914	$–	$–	$5,914

	December 31, 2022		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,582	$1,582	$–	$–	$1,582
Impaired loans due to COVID-19, net	1,348	1,348	–	–	1,348
Other impaired loans, net	3,596	3,596	–	–	3,596
Total	$6,526	$6,526	$–	$–	$6,526

The table below is a summary of fair value estimates for financial instruments:

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,552	$3,552	$4,196	$4,196
Loan receivable, net	58,628	58,628	56,650	56,650
Accrued interest on loans receivables, net	756	756	670	670
Financial Liabilities
Customer interest escrow	424	424	766	766
Notes payable secured, net	22,009	21,961	23,173	23,173
Notes payable unsecured, net	30,848	30,848	30,110	30,110
Accrued interest payable	3,359	3,407	650	650

3. Loan Receivables, net

Financing receivables are comprised of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Loans receivable, gross	$63,543	$60,974
Less: Deferred loan fees	(1,441)	(1,264)
Less: Deposits	(928)	(839)
Plus: Deferred origination costs	317	306
Less: Allowance for credit losses	(2,863)	(2,527)

Loans receivable, net	$58,628	$56,650

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of September 30, 2023, the Company’s portfolio consisted of 209 construction and 13 development loans with 60 borrowers in 21 states.

The following is a summary of the loan portfolio to builders for home construction loans as of September 30, 2023 and December 31, 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)(3)	Loan Fee
2023	20	59	209	$113,144	$75,618	$54,630	67%	5%
2022	21	66	230	$104,993	$72,526	$52,796	69%	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2023 and December 31, 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)(4)	Interest Spread
2023	5	8	13	$19,765	$11,042	$8,913	45%	varies
2022	8	14	20	$19,718	$12,110	$8,178	41%	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. As of September 30, 2023 and December 31, 2022, a portion of this collateral is $0 and $1,900, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The commitment amount does not include letters of credit and cash bonds.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of our construction and development loan portfolio or loans receivables, net:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022

Beginning balance	$56,650	$46,943
Originations and modifications	45,199	59,408
Principal collections	(44,631)	(49,658)
Transferred from loans receivable, net	-	(556)
Transferred to loans receivable, net	-	1,017
Change in builder deposit	(88)	95
Change in the allowance for credit losses	(336)	(479)
Change in loan fees, net	(166)	(120)
Ending balance	$58,628	$56,650

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of September 30, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,293	$57,363	$235
B Credit Risk	4,966	8,656	33
C Credit Risk	1,145	1,366	16

Development Loans Collectively Evaluated:
A Credit Risk	$8,315	$10,038	$6
B Credit Risk	-	-	-
C Credit Risk	504	506	27

Unsecured Loans	$2,863	$2,768	$2,367

Secured loans individually evaluated	$5,457	$5,963	$179

Total	$63,543	$86,660	$2,863

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

In addition, our loan portfolio includes performing, forbearance and non-accrual loans. The Company’s policies with respect to placing loans on non-accrual and individually evaluated if they are past due greater than 90 days unless management deems the loan an exception. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of September 30, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270	ACL
Performing Loans
A Credit Risk	$48,608	$48,608	$–	$–	$–	$–	$241
B Credit Risk	4,966	4,966	–	–	–	–	33
C Credit Risk	1,649	1,649	–	–	–	–	43

Forbearance Loans
B Credit Risk	–	–	–	–	–	–	–
C Credit Risk	–	–	–	–	–	–	–

Unsecured Loans	2,863	–	–	–	81	2,782	2,367
Loans individually evaluated	5,457	–	1,453	1,561	852	1,591	179
Total	$63,543	$55,223	$1,453	$1,561	$933	$4,373	$2,863

Below is an aging schedule of loans receivable as of September 30, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	206	$55,223	86.8%
60-89 days	3	1,453	6.1%
90-179 days	4	1,561	–%
180-269 days	3	933	0.2%
>270 days	6	4,373	6.9%

Subtotal	222	$63,543	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	222	$63,543	100.0%

Below is an aging schedule of loans receivable as of September 30, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	206	$55,223	86.8%
60-89 days	3	1,453	6.1%
90-179 days	4	1,561	–%
180-269 days	3	933	0.2%
>270 days	6	4,373	6.9%

Subtotal	222	$63,543	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	222	$63,543	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses:

Allowance for credit losses as of December 31, 2022	$(2,527)
Impact of the adoption of ASC 326	(178)
Charge-offs	136
Loan loss provision	(294)
Allowance for credit losses as of September 30, 2023	$(2,863)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,988 and $19,730 as of September 30, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Therefore, for off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of September 30, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	32%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	8%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	6%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – non-accrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for loan losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)
Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	“–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Beginning balance	$660	$1,651	$1,651
Deposits from real estate investments	-	(1,570)	(970)
Gain on sale of real estate investments	10		-
Proceeds from the sale of real estate investments	(2,131)	(1,647)	(1,017)
Additions for construction/development	1,461	2,226	1,901
Ending balance	$-	$660	$1,565

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

During the nine months ended September 30, 2023, the Company sold our final two real estate investment assets and recognized a gain on the sale of $10.

5. Foreclosed Assets

The following table is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Beginning balance	$1,582	$2,724	$2,724
Transfers from loan receivables, net	-	556	556
Transfers to loan receivables, net	-	(1,017)	(1,017)
Additions from construction/development	125	316	210
Sale proceeds	(1,549)	(1,096)	(1,096)
Loss on sale of foreclosed assets	(34)	-	-
Gain on sale of foreclosed assets	8	101	101
Impairment on foreclosed assets	7	(2)	(35)
Ending balance	$139	$1,582	$1,443

6. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$21,491	$23,142
Secured lines of credit from affiliates	2	522	35
Unsecured line of credit (senior)	3	500	1,250
Other unsecured debt (senior subordinated)	4	634	634
Unsecured Notes through our public offering, gross	5	20,759	21,576
Other unsecured debt (subordinated)	5	8,324	6,109
Other unsecured debt (junior subordinated)	6	907	907

Total gross secured and unsecured notes payable		$53,137	$53,653

The following table shows the maturity of outstanding debt as of September 30, 2023:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2023	$25,158	$1,582	$2,134	$21,442
2024	11,077	7,722	3,337	18
2025	8,674	7,557	1,098	19
2026	2,720	835	1,865	20
2027 and thereafter	5,508	3,063	1,931	514
Total	$53,137	$20,759	$10,365	$22,013

Secured Borrowings

Lines of Credit

As of September 30, 2023 and December 31, 2022, the Company had $522 and $35 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of September 30, 2023. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 and $4 as of September 30, 2023 and December 31, 2022, respectively.

Borrowings secured by loan assets are summarized below:

	September 30, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$10,145	$6,379	$8,232	$6,065
S.K. Funding	9,450	6,500	9,049	7,100

Lender
Shuman	345	125	724	125
Jeff Eppinger	1,387	260	2,761	1,500
R. Scott Summers	2,073	1,003	1,334	728
John C. Solomon	1,054	563	1,172	563
Judith Y. Swanson	10,618	6,086	9,571	6,473

Total	$35,072	$20,916	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at September 30, 2023 and December 31, 2022 was 9.01% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

The following table shows the roll forward of our Notes Program:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Gross Notes outstanding, beginning of period	$21,576	$20,636	$20,636
Notes issued	685	7,245	3,243
Note repayments / redemptions	(1,502)	(6,305)	(3,368)

Gross Notes outstanding, end of period	$20,759	$21,576	$20,511

Less deferred financing costs, net	(276)	(367)	(379)

Notes outstanding, net	$20,483	$21,209	$20,132

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Deferred financing costs, beginning balance	$835	$1,061	$1,061
Additions	89	223	187
Disposals	-	(449)	-
Deferred financing costs, ending balance	924	835	1,248
Less accumulated amortization	(648)	(468)	(869)
Deferred financing costs, net	$276	$367	$379

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Accumulated amortization, beginning balance	$468	$694	$694
Additions	180	223	175
Disposals	-	(449)	-
Accumulated amortization, ending balance	$648	$468	$869

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	September 30, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	October 2023	10.0%	914	527
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2024	10.0%	-	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	October 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	-	100
Subordinated Promissory Note	July 2025	8.0%	100	-
Subordinated Promissory Note	September 2023	7.0%	-	94
Subordinated Promissory Note	September 2027	10%	108	-
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,700	-
Subordinated Promissory Note	April 2024	10.0%	750	750
Subordinated Promissory Note	May 2027	10.0%	98	-
			$10,365	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due Nine Months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

7. Redeemable Preferred Equity

The following is a roll forward of our Series C cumulative preferred equity (“Series C Preferred Units”):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Beginning balance	$5,725	$5,014	$5,014
Additions from new investment	-	200	200
Distributions and redemptions	(1,287)	(131)	(94)
Additions from reinvestments	444	642	473

Ending balance	$4,882	$5,725	$5,593

The following table shows the earliest redemption options for investors in our Series C Preferred Units as of September 30, 2023:

Year Redeemable	Total Amount Redeemable
2024	$2,638
2025	495
2026	309
2027	1,234
2028	206
Total	$4,882

During March 2023, the Company redeemed 11.78109 of the Series C Preferred Units, held by our CEO and his wife, at a redemption price of $1,178, all of which was reinvested in Common Units.

8. Members’ Capital

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of September 30, 2023, the Class A Common Units are held by seven members, all of whom have no personal liability. In addition, as of September 30, 2023, the Series B Preferred Units was $0 compared to $1,900 as of December 31, 2022. All Class A common members have voting rights in proportion to their capital account.

During March 2023, the Company issued 17,371 Class A Common Units for $1,460, and 20,000 Class A Common Units were outstanding as of September 30, 2023. As of December 31, 2022, there were 2,629 Class A Common Units outstanding.

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

9. Related Party Transactions

As of September 30, 2023, the Company had $889, $89, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2022 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the nine months ended September 30, 2023, one loan originated by Mr. Myrick and serviced by the Company paid off for $105.

10. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $20,988 and $19,730 at September 30, 2023 and December 31, 2022, respectively.

11. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2023 and 2022 are as follows:

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2023	2023	2023	2022	2022	2022	2022

Net interest and fee income	$1,464	$1,509	$1,451	$1,407	$1,424	$1,242	$1,041
Loan loss provision	131	43	120	451	271	134	74
Net interest income after loan loss provision	1,333	1,466	1,331	956	1,153	1,108	967
Gain on sale of foreclosed assets	-	8	-	-	-	101	-
Gain on the sale of real estate assets	-	10	-	-		-	-
Dividend or other income	16	19	21	90	31	25	70
SG&A expense	591	617	826	672	603	713	695
Depreciation and amortization	21	20	20	20	12	12	12
Loss on sale of foreclosed assets	-	-	34	-	-	-	-
Impairment (gain) loss on foreclosed assets	-	(9)	2	(33)	35	-	-
Net income	$737	$875	$470	$387	$534	$509	$330

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative (“SG&A”) expenses:

	For the Nine Months Ended September 30,
	2023	2022
Selling, general and administrative expenses
Legal and accounting	$240	$182
Salaries and related expenses	1,302	1,219
Board related expenses	81	77
Advertising	16	86
Rent and utilities	43	58
Loan and foreclosed asset expenses	71	151
Travel	118	105
Other	163	134
Total SG&A	$2,034	$2,012

13. Subsequent Events

Management of the Company has evaluated subsequent events through November 8, 2023, the date these interim condensed consolidated financial statements were issued.

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

Overview

During the quarter and nine months ended September 30, 2023, the Company continued to focus on the reduction of non-interest earning assets. As of September 30, 2023, gross loan values classified as non-accrual were 16 or $8,320 compared to 14 or $7,177 as of December 31, 2022. In addition, as of September 30, 2023, we had one foreclosed asset or $139 compared to three or $1,582 as of December 31, 2022.

The estimated loss on interest income resulting from non-interest earning assets for the quarter and nine months ended September 30, 2023 was $296 and $715 compared to $257 and $864, respectively, compared to the same periods of 2022. Looking ahead, we expect the balance of non-interest earning assets to remain somewhat constant.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2023 and the beginning of 2024:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and non-accrual assets.
2.	While we anticipate lower loan originations in 2024 as compared to 2023, we will increase our focus on fix and flips as a percentage of sales.
3.	Control SG&A expenses.
4.	Slightly increase margin, as compared to our current spread.
5.	Maintain liquidity at a level sufficient for loan originations.
6.	Reduce the Company’s loan loss and impairment expenses.

The continued rise of long-term rates is making it challenging for our customers to sell built product. Housing starts bottomed in November of 2022 and have risen since, despite the increase in long-term rates. Despite the increase in starts, the Company anticipates a decrease in starts during 2024 and is planning accordingly. The rise in short term rates has likely benefited the Company as our competitors’ rates have risen faster than ours making us more competitive, but an additional rise in long term interest rates would negatively impact the housing industry as a whole, and therefore us.

We had $58,628 and $56,650 in loan assets, net as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we had 209 commercial construction and 13 development loans with 60 borrowers in 21 states.

Net cash provided by operations increased $572 to $3,880 for the nine months ended September 30, 2023 compared to the same period of 2022. The increase in operating cash flow was due primarily to other assets.

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

September 30, 2023
Loan Loss
Provision
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$3,555

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loans outstanding of $58,628.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

September 30, 2023
Foreclosed
Assets
Change in Fair Value Assumption	Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$49

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $139.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Interest Income		*		*		*		*
Estimated interest income	$2,117	14%	$2,198	15%	$6,834	14%	$5,978	14%
Estimated unearned interest income due to COVID-19	(100)	(1)%	(167)	(1)%	(340)	(1)%	(519)	(1)%
Interest income on loans	$2,017	13%	$2,031	14%	$6,494	13%	$5,459	13%

Fee income on loans	$896	6%	$874	6%	$2,449	5%	$2,662	6%
Deferred loan fees	(150)	(1)%	(163)	(1)%	(449)	(1)%	(502)	(1)%
Fee income on loans, net	$746	5%	$711	5%	$2,000	4%	$2,160	5%

Interest and fee income on loans	$2,763	18%	$2,742	19%	$8,494	18%	$7,619	18%

Interest expense unsecured	$768	5%	$694	5%	$2,240	5%	$2,026	5%
Interest expense secured	473	3%	541	4%	1,651	4%	1,584	4%
Amortization offering costs	58	-%	52	-%	179	-%	175	-%
Interest expense	$1,299	8%	$1,287	9%	$4,070	9%	$3,785	9%

Net interest income (spread)	$1,464	10%	$1,455	10%	$4,424	9%	$3,834	9%

Weighted average outstanding loan asset balance	$61,552		$59,095		$63,191		$56,773

*Annualized amount as percentage of weighted average outstanding gross loan balance

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 10.25%. For most loans, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity).

Estimated interest income on loans decreased to 14% for the quarter ended September 30, 2023 compared to 15% for the same period of 2022. Interest income decreased $511, due primarily to write offs related to two borrowers who were impaired during the third quarter of 2023 compared to the same period of the prior year.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.5%. This 2.5% may increase because some customers run past the standard repayment time and pay a higher rate of interest after that. For the quarter and nine months ended September 30, 2023, margin not including fee income was 5% compared to 4% for the same period in the prior year.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at that time. During 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments decreased 1% to 5% for the quarter and nine months ended September 30, 2023 compared to 6% for the same period of 2022 due primarily to fully funded loans taking longer to payoff due to the rise in long-term interest rates.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of September 30, 2023 and December 31, 2022, foreclosed assets were $139 and $1,822, respectively, which resulted in a negative impact to our interest spread.

As of September 30, 2023 and December 31, 2022, gross loans receivables non-accrual loans or loans not earning interest was $8,320 and $7,178, respectively.

Loan Loss Provision

Loan loss provision was $131 and $294 for the quarter and nine months ended September 30, 2023 compared to $271 and $479 for the same periods of 2022, respectively.

The allowance for credit losses at September 30, 2023 was $2,863 which consisted of $2,316 for loans evaluated individually due to COVID-19, $230 for other loans evaluated individually and $317 for loans evaluated collectively.

The allowance for credit losses at December 31, 2022 was $2,527 which primarily consisted of $294 for loans without specific reserves, $246 for loans with specific reserves and $1,987 for specific reserves due to the impact of COVID-19.

Non-Interest Income

Other Income

During the quarters and nine months ended September 30, 2023 and 2022, we consulted for one of our construction and development loan customers which included accounting guidance. Other income related to our consulting fees was $16 and $56 for the quarter and nine months ended September 30, 2023 compared to $31 and $126 for the same periods of 2022, respectively. We anticipate to continue our consulting services to our customers on an as needed basis during 2023.

Gain on the Sale of Real Estate Investments

During the quarter and nine months ended September 30, 2023, we recognized $0 and $10, respectively, of non-interest income related to the sale of certain real estate investments. No gains were recognized for the same periods of 2022.

Gain on Impairment of Foreclosed Assets

During the quarter and nine months ended September 30, 2023, we recognized $9 and $7 of non-interest income related to impairments of certain foreclosed assets. No gains were recognized for the same periods of 2022.

Gain on Sale of Foreclosed Assets

During the quarter and nine months ended September 30, 2023, we sold one foreclosed asset and recognized a gain on the sale of $8 compared to the sale of two foreclosed assets for a gain on the sale of $101 during the same periods of 2022.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Legal and accounting	$43	$29	$240	$182
Salaries and related expenses	405	430	1,302	1,219
Board related expenses	27	27	81	77
Advertising	5	24	16	86
Rent and utilities	13	15	43	58
Loan and foreclosed asset expenses	14	9	71	151
Travel	37	27	118	105
Other	47	42	163	134
Total SG&A	$591	$603	$2,034	$2,012

Our SG&A expense decreased $12 to $591 during the quarter ended September 30, 2023 compared to the same period of 2022. The decrease was primarily due to lower salaries and related expenses, which was partially offset by an increase in legal and accounting fees. During the nine months ended September 30, 2023 SG&A expenses increased $22 to $2,034 compared to the same period of 2022. The increase was primarily due to salaries and related expenses, which was partially offset by a decrease in advertising.

Loss on the Sale of Foreclosed Assets

During the nine months ended September 30, 2023 we sold one foreclosed asset which incurred a loss on the sale of $34. No foreclosed assets were sold for a loss during the same period of 2022.

Consolidated Financial Position

Loans Receivables, net

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2023

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$928	$650	$460	70%		5%
California	1	1	2,551	1,530	1,468	60%		5%
Connecticut	1	2	930	605	477	65%		5%
Florida	12	80	41,743	25,164	18,342	60%		5%
Georgia	5	7	3,162	2,211	1,408	70%		5%
Illinois	1	1	1,600	992	763	62%		5%
Louisiana	2	3	820	589	569	72%		5%
Maryland	1	1	480	336	313	70%		5%
Missouri	1	1	250	175	130	70%		5%
New Jersey	3	4	1,829	1,600	1,638	88%		5%
North Carolina	8	16	5,925	3,693	1,982	62%		5%
Ohio	3	7	2,580	1,763	1,400	68%		5%
Pennsylvania	1	22	24,770	19,186	14,167	77%		5%
South Carolina	11	45	16,651	10,421	5,977	63%		5%
Tennessee	2	4	1,114	761	561	68%		5%
Texas	2	4	2,220	1,774	1,684	80%		5%
Utah	1	1	2,200	1,320	640	60%		5%
Virginia	2	2	602	421	400	70%		5%
Washington	1	6	2,789	2,427	2,251	87%		5%
Total	59	209	$113,144	$75,618	$54,630	67	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$362	70%		5%
Connecticut	2	5	2,045	1,463	1,365	72%		5%
Delaware	1	3	1,035	725	523	70%		5%
Florida	19	113	42,605	30,573	21,155	72%		5%
Georgia	5	6	3,116	1,798	919	58%		5%
Illinois	1	1	1,245	747	586	60%		5%
Louisiana	2	4	975	628	457	64%		5%
Maryland	1	2	958	671	232	70%		5%
Michigan	3	5	1,437	1,003	979	70%		5%
New Jersey	1	5	3,127	2,259	2,769	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	15	7,067	4,143	2,676	59%		5%
Ohio	2	4	1,178	831	775	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,132	14,016	9,831	70%		5%
South Carolina	10	27	7,525	5,133	3,582	68%		5%
Tennessee	3	4	1,554	977	799	63%		5%
Texas	2	4	3,118	2,039	1,828	65%		5%
Utah	1	1	900	720	719	80%		5%
Virginia	2	3	924	646	213	70%		5%
Washington	1	7	3,995	2,732	2,158	54%		5%
Total	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2023:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	137	1,378	36	26%		7%
New Jersey	1	2	100	52	51	51%		7%
Pennsylvania	1	5	16,945	8,500	7,810	46%		varies
South Carolina	2	2	2,040	965	869	43%		7%
Total	8	13	19,765	$11,042	$8,913	$45	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding(5)	Loan to Value Ratio(3)		Interest Spread
Connecticut	1	1	$150	$180	$81	54%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	4	4	175	1,196	(117)	(67)%		7%
Georgia	1	1	60	24	24	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	625	500	500	80%		7%
Pennsylvania	1	5	16,664	8,500	6,153	37%		varies
South Carolina	3	4	1,401	1,386	1,367	98%		7%
Texas	1	1	-	125	(28)	100%		7%
Total	14	20	$19,718	$12,110	$8,178	41	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,900 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The commitment amount does not include unfunded letters of credit.

(3)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(4)	Represents the weighted average loan to value ratio of the loans.

Loans receivables, net is comprised of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Loans receivable, gross	$63,543	$60,974
Less: Deferred loan fees	(1,441)	(1,264)
Less: Deposits	(928)	(839)
Plus: Deferred origination costs	317	306
Less: Allowance for credit losses	(2,863)	(2,527)

Loans receivable, net	$58,628	$56,650

The following is a roll forward of our construction and development loan portfolio or loans receivables, net:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022

Beginning balance	$56,650	$46,943
Originations and modifications	45,199	59,408
Principal collections	(44,631)	(49,658)
Transferred from loans receivable, net	-	(556)
Transferred to loans receivable, net	-	1,017
Change in builder deposit	(88)	95
Change in the allowance for credit losses	(336)	(479)
Change in loan fees, net	(166)	(120)
Ending balance	$58,628	$56,650

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of September 30, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,293	$57,363	$235
B Credit Risk	4,966	8,656	33
C Credit Risk	1,145	1,366	16

Development Loans Collectively Evaluated:
A Credit Risk	$8,315	$10,038	$6
B Credit Risk	-	-	-
C Credit Risk	504	506	27

Unsecured Loans	$2,863	$2,768	$2,367

Secured loans individually evaluated	$5,457	$5,963	$179

Total	$63,543	$86,660	$2,863

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

In addition, our loan portfolio includes performing, forbearance and non-accrual loans. The Company’s policies with respect to placing loans on non-accrual and individually evaluated if they are past due greater than 90 days unless management deems the loan an exception. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of September 30, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270	ACL
Performing Loans
A Credit Risk	$48,608	$48,608	$–	$–	$–	$–	$241
B Credit Risk	4,966	4,966	–	–	–	–	33
C Credit Risk	1,649	1,649	–	–	–	–	43

Forbearance Loans
B Credit Risk	–	–	–	–	–	–	–
C Credit Risk	–	–	–	–	–	–	–

Unsecured Loans	2,863	–	–	–	81	2,782	2,367
Loans individually evaluated	5,457	–	1,453	1,561	852	1,591	179
Total	$63,543	$55,223	$1,453	$1,561	$933	$4,373	$2,863

Below is an aging schedule of loans receivable as of September 30, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	206	$55,223	86.8%
60-89 days	3	1,453	6.1%
90-179 days	4	1,561	–%
180-269 days	3	933	0.2%
>270 days	6	4,373	6.9%

Subtotal	222	$63,543	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	222	$63,543	100.0%

Below is an aging schedule of loans receivable as of September 30, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	206	$55,223	86.8%
60-89 days	3	1,453	6.1%
90-179 days	4	1,561	–%
180-269 days	3	933	0.2%
>270 days	6	4,373	6.9%

Subtotal	222	$63,543	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	222	$63,543	100.0%

The following table provides a roll forward of the allowance for credit losses:

Allowance for credit losses as of December 31, 2022	$(2,527)
Impact of the adoption of ASC 326	(178)
Charge-offs	136
Loan loss provision	(294)
Allowance for credit losses as of September 30, 2023	$(2,863)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,988 and $19,730 as of September 30, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Therefore, for off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of September 30, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	32%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	8%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	6%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – non-accrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for loan losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)

Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%
7
Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Beginning balance	$1,582	$2,724	$2,724
Transfers from loan receivables, net	-	556	-
Transfers to loan receivables, net	-	(1,017)	(1,017)
Additions from construction/development	125	316	153
Sale proceeds	(1,549)	(1,096)	(1,096)
Loss on sale of foreclosed assets	(34)	-	-
Gain on sale of foreclosed assets	8	101	101
Impairment on foreclosed assets	7	(2)	-
Ending balance	$139	$1,582	$865

During the both quarters and nine months ended September 30, 2023 and 2022 we sold 0 and two foreclosed assets.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Beginning balance	$766	$479	$479
Preferred equity dividends	47	180	133
Additions from Pennsylvania loans	408	1,218	1,124
Additions from other loans	434	301	240
Interest, fees, principal or repaid to borrower	(1,231)	(1,412)	(1,143)
Ending balance	$424	$766	$833

Related Party Borrowings

As of September 30, 2023, the Company had $889, $89, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2022 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim condensed consolidated balance sheet.

During the nine months ended September 30, 2023, one loan originated by Mr. Myrick and serviced by the Company paid off for $105.

Secured Borrowings

Lines of Credit

As of September 30, 2023 and December 31, 2022, the Company had $522 and $35 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal during the nine months ended September 30, 2023 and 2022, and the lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 and $4 as of September 30, 2023 and December 31, 2022, respectively.

Borrowings secured by loan assets are summarized below:

	September 30, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$10,145	$6,379	$8,232	$6,065
S.K. Funding	9,450	6,500	9,049	7,100

Lender
Shuman	345	125	724	125
Jeff Eppinger	1,387	260	2,761	1,500
R. Scott Summers	2,073	1,003	1,334	728
John C. Solomon	1,054	563	1,172	563
Judith Y. Swanson	10,618	6,086	9,571	6,473

Total	$35,072	$20,916	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at September 30, 2023 and December 31, 2022 was 9.01% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Gross Notes outstanding, beginning of period	$21,576	$20,636	$20,636
Notes issued	685	7,245	3,243
Note repayments / redemptions	(1,502)	(6,305)	(3,368)

Gross Notes outstanding, end of period	$20,759	$21,576	$20,511

Less deferred financing costs, net	(276)	(367)	(379)

Notes outstanding, net	$20,483	$21,209	$20,132

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Deferred financing costs, beginning balance	$835	$1,061	$1,061
Additions	89	223	187
Disposals	-	(449)	-
Deferred financing costs, ending balance	924	835	1,248
Less accumulated amortization	(648)	(468)	(869)
Deferred financing costs, net	$276	$367	$379

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022	Nine Months Ended September 30, 2022

Accumulated amortization, beginning balance	$468	$694	$694
Additions	180	223	175
Disposals	-	(449)	-
Accumulated amortization, ending balance	$648	$468	$869

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	September 30, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$500	$500
Unsecured Line of Credit from Swanson	October 2023	10.0%	914	527
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2024	10.0%	-	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	October 2023	10.0%	400	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2023	11.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2023	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	-	100
Subordinated Promissory Note	July 2025	8.0%	100
Subordinated Promissory Note	September 2023	7.0%	-	94
Subordinated Promissory Note	September 2027	10%	108	-
Subordinated Promissory Note	October 2023	7.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,700	-
Subordinated Promissory Note	April 2024	10.0%	750	750
Subordinated Promissory Note	May 2027	10.0%	98	-
			$10,365	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due Nine Months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended return of 10% per annum.

Redeemable Preferred Equity and Members’ Capital

We strive to maintain a reasonable (about 15%) balance between (1) redeemable preferred equity plus members’ capital and (2) total assets. The ratio of redeemable preferred equity plus members’ capital to total assets was 9.3% and 11.9% as of September 30, 2023 and December 31, 2022, respectively. We anticipate this ratio to increase as more earnings are retained in 2023 and 2024 and some additional preferred equity may be added. The % went down as we eliminated the Preferred B equity, repaid a Preferred C investor and received investments from all of the Common equity investors. While the percentage sited above did reduce, the Common equity increased from $180 to $2,117 during the above time period.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$21,491	$23,142
Secured lines of credit from affiliates	2	522	35
Unsecured line of credit (senior)	3	500	1,250
Other unsecured debt (senior subordinated)	4	634	634
Unsecured Notes through our public offering, gross	5	20,759	21,576
Other unsecured debt (subordinated)	5	8,324	6,109
Other unsecured debt (junior subordinated)	6	907	907

Total gross secured and unsecured notes payable		$53,137	$53,653

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of September 30, 2023 and December 31, 2022, we had combined loans outstanding of 222 and 250, respectively. In addition, gross loans outstanding were $63,543 and $60,974 as of September 30, 2023 and December 31, 2022, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,988 and $19,730 as of September 30, 2023 and December 31, 2022, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of September 30, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate originations to begin to slow in 2024 due to higher interest rates slowing the rate of sale of our customers’-built homes.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of September 30, 2023	As of December 31, 2022
Secured debt, net of deferred financing costs	$22,009	$23,173
Unsecured debt, net of deferred financing costs	$30,848	$30,110
Equity*	$7,102	$7,805
Cash, cash equivalents and restricted cash	$3,552	$4,196

* Equity includes Members’ Capital and Redeemable Preferred Equity.

As of September 30, 2023 and December 31, 2022, cash, cash equivalents and restricted cash was $3,552 and $4,196, respectively. Secured debt, net of deferred financing costs decreased $1,164 to $22,009 as of September 30, 2023 compared to $23,173 for the year ended December 31, 2022. The decrease in secured debt was due primarily to repayments on borrowings pursuant to our loan purchase and sale agreements.

Unsecured debt, net of deferred financing costs increased $738 to $30,848 as of September 30, 2023 compared to $30,110 as of December 31, 2022.

Equity decreased $703 to $7,102 as of September 30, 2023 compared to $7,805 as of December 31, 2022. The decrease was due to the $1,900 and $1,178 redemption of Series B preferred equity and Series C cumulative preferred equity, respectively. The decrease in equity was partially offset by an increase in Class A common equity of $1,937 as of September 30, 2023.

As of September 30, 2023, Series C cumulative preferred equity decreased $843 to $4,882 compared to $5,725 as of December 31, 2022 which was due primarily to the redemption of $1,178 in March 2023.

We anticipate an increase in our common equity and Series C preferred equity during the nine months subsequent to September 30, 2023, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2023 is $25,109, which consists of secured borrowings of $21,393 and unsecured borrowings of $3,716.

Secured borrowings maturing through the year ending December 31, 2023 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and five lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2023 with actual maturity and renewal dates:

●	Swanson – $6,086 automatically renews unless notice given;
●	Shuman – $125 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $2,400 due April 2024 and automatically renews unless notice is given;
●	Builder Finance, Inc – $6,326 with no expiration date;
●	New LOC Agreements - $1,825 generally one-month notice and nine months to reduce principal balance to zero;
●	Wallach LOC - $263 due upon demand;
●	Wallach Trust - $263 due upon demand; and
●	Mortgage Payable – $4, with payments due monthly.

Unsecured borrowings due by December 31, 2023 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $3,716and $2,414, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 75% of our Note holders reinvest upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of September 30, 2023, the 36-month Notes were $1,018. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Housing starts have been increasing for the last 12 months, but customers are reporting longer hold times of built product. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 5%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates. Both the short- and long-term interest rates have risen slightly to historically normal levels.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, other than unfunded loan commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended September 30, 2023:

Owner	Units	Amount
Daniel M. and Joyce S. Wallach	0.2825589	28,255.89
Gregory L. Sheldon and Madeline M. Sheldon	0.2288373	22,883.73
BLDR, LLC	0.2115991	21,159.91
Schultz Family Living Trust	0.0526379	5,263.79
Fernando Ascencio and Lorraine Carol Ascencio	0.0984858	9,848.58
Mark and Tris Ann Garboski	0.1982002	19,820.02
Total	1,0723192	107,231.92

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

(b)

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of September 30, 2023, we had issued $8,720 in Notes pursuant to our current public offering. As of September 30, 2023, we incurred expenses of $253 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2023 were $8,467 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2023, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 8, 2023	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

