Form 10-K
period 2023-12-31
Shepherd's Finance, LLC
filed 2024-03-15
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2023: There is currently no established public market for the registrant’s membership interests.

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: The recent rise in interest rates; the coming anticipated drop-in interest rates; general economic and geopolitical uncertainty; and those other risks described in other risk factors as outlined in this Form 10-K. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of this Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this report and subsequent Quarterly Reports on Form 10-Q.

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

Experience and Resources

Our Chief Executive Officer (“CEO”), Mr. Wallach, has been in the housing industry since 1985. He was the Chief Financial Officer of a multi-billion-dollar supplier of building materials to home builders for 12 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnership with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2,000,000,000 in loans which generated interest spread of $50,000,000, after deducting for credit losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300,000,000 at its peak. He also gained experience in securing defaulted unsecured debt.

In addition, our Executive Vice President of Operations has 18 years of experience in this type of lending. Our Chief Financial Officer (“CFO”) has 18 years of SEC registrant accounting experience and over six years of experience in this industry. Our Executive Vice President has been in the housing industry for over 39 years including holding executive level positions for the majority of that time. Our Executive Vice President of Sales was appointed in April 2021 and has over 21 years of experience in the construction finance industry.

Human Capital Resources

As of December 31, 2023, we have retained 19 employees (three of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders within in the field. The development, attraction, and retention of employees is a strong focus for the Company, as is fostering and maintaining a strong, healthy corporate culture. Additionally, as described in more detail elsewhere in this report, we have an executive compensation program designed to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, improved through early 2022, then declined through most of 2023, and since has been relatively stable nationally), and their participation in lending in it. As a result of credit losses and restrictive government oversight, the financial institutions are not participating in this market to the extent they had before the 2008 credit crisis. Nonregulated builder focused lenders (of which we are one) have increased their presence since 2008. Our goal is not to be a customer’s only source of commercial lending, but an extra, more user-friendly piece of their financing.

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

Our investment policies may be amended or changed at any time by our board of managers. In the years ahead, we plan on maintaining or growing our current level of lending, increasing our geographic diversity, growing our rehab lending program, and improving our financial performance. We may be adding systems and people to accomplish these goals.

As we continue to grow our business, we are focusing some of our efforts on our rehab program, which we believe in the long run will face less bank competition and have more stable demand than our new construction program.

Risk and Mitigation

We believe that, while creating speculative construction loans is a high-risk venture, the opportunity for margin, the differences in our lending versus typical small bank lending, and our loss mitigation techniques will all help this type of lending to continue to be a profitable business.

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows for some of our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and how much of the lot purchase the builder is required to fund.

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws, but are not regulated and controlled by bank examiners from the government. We follow best practices we have learned through our experience, some of which are required of banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds, is typically higher than that of most banks. We charge our borrowers higher interest rates than do most banks. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e., funding borrowing requests or maturities of debt). Our assets typically turnover much quicker (about 4 times faster) than our average unsecured debt does, and our unsecured debt is mostly prepayable. These items help keep liquidity stable.

Community Reinvestment Act (CRA)(1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including redeemable preferred equity) to loan assets.	Our equity to loan assets, net ratio was 11.6% as of December 31, 2023. The higher the percentage, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans to builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 20 states as of December 31, 2023.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, and maintaining certain files and documents similar to those that a bank might maintain.

(1)	The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales the homebuilder will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention to keep them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, through December 31, 2023, about 84% of our construction loans have been spec homes and 16% have been contracts.

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

There is a seasonal aspect to home construction, and this affects our monthly cash flow. In general, since the home construction loans, we made will last less than a year on average and we are geographically diverse, the seasonality impact is somewhat mitigated.

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes; and/or

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	Average home construction loan was $310,000 as of December 31, 2023. Development loans vary greatly.

Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 2.5%, minimum rate of 7%

Origination Fee	5% for home construction loans, development loans on a case-by-case basis

Title Insurance	Only on high-risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builder should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be able to be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives and our builder website, www.constructionspecloans.com.

Third Party Guarantor	None, however the loans are generally guaranteed by the owners of the borrower.

We may change these policies at any time based on then-existing market conditions or otherwise, at the discretion of our CEO and the Board of Managers.

2024 Outlook

During 2024, the housing market in most of the areas in which we do business will likely increase as compared to the same period of time in 2023 due to the already reduced long term mortgage interest rates, and an anticipated continuing reduction of those rates as a result of short-term interest rate cuts by the Federal Reserve Bank. We should experience no further losses from our COVID-19 loans, as the final balances of those loans were either paid off or written off in 2023, so we expect total credit losses for 2024 to be lower than 2023. There is a risk if mortgage rates continue to drop that many homeowners in existing low-rate mortgages will decide to “move up” and sell their low mortgage rate home, flooding the market with homes. Offsetting that risk is the fact that they will also increase demand for homes as they will need one to live in. Rents may become less affordable vs. owing a home, which helps our customer. While we don’t anticipate the market flooding to negatively impact us, there is little history to go by and this might cause housing prices to drop steeply, which will hurt our existing loans.

In 2024, we anticipate adding some assets in the housing industry designed to generate income. The assets include but are not limited to, the purchase of an existing land development company which is currently developing 61 lots in Pittsburgh, PA, the construction of two homes in Reunion, FL using a builder (approved as one of our borrowers) for construction, and investing in a development company using another one of our customers to build houses for it.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2023:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	5	$2,148	$1,504	$846	70%		5%
California	1	1	2,551	1,530	1,511	60%		5%
Connecticut	1	2	1,039	681	510	66%		5%
Florida	12	71	36,644	19,279	14,093	53%		5%
Georgia	4	8	2,963	1,831	1,229	62%		5%
Illinois	1	1	1,600	992	763	62%		5%
Indiana	1	1	335	235	79	70%		5%
Louisiana	2	3	773	541	300	70%		5%
Maryland	1	1	480	336	336	70%		5%
Missouri	1	2	820	570	439	70%		5%
New Jersey	2	5	1,985	1,563	954	79%		5%
North Carolina	8	23	10,637	6,681	2,994	63%		5%
Ohio	3	10	3,776	2,601	1,686	69%		5%
Pennsylvania	2	21	21,301	16,763	13,205	79%		5%
South Carolina	11	50	20,029	12,624	6,694	63%		5%
Tennessee	3	5	1,554	1,047	696	67%		5%
Texas	2	4	1,970	1,773	1,693	90%		5%
Utah	1	3	2,918	1,792	910	61%		5%
Virginia	3	3	857	530	474	62%		5%
Washington	1	6	2,789	2,427	2,376	87%		5%
Total	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$362	70%		5%
Connecticut	2	5	2,045	1,463	1,365	72%		5%
Delaware	1	3	1,035	725	523	70%		5%
Florida	19	113	42,605	30,573	21,155	72%		5%
Georgia	5	6	3,116	1,798	919	58%		5%
Illinois	1	1	1,245	747	586	60%		5%
Louisiana	2	4	975	628	457	64%		5%
Maryland	1	2	958	671	232	70%		5%
Michigan	3	5	1,437	1,003	979	70%		5%
New Jersey	1	5	3,127	2,259	2,769	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	15	7,067	4,143	2,676	59%		5%
Ohio	2	4	1,178	831	775	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,132	14,016	9,831	70%		5%
South Carolina	10	27	7,525	5,133	3,582	68%		5%
Tennessee	3	4	1,554	977	799	63%		5%
Texas	2	4	3,118	2,039	1,828	65%		5%
Utah	1	1	900	720	719	80%		5%
Virginia	2	3	924	646	213	70%		5%
Washington	1	7	3,995	2,732	2,158	54%		5%
Total	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2023:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	207	1,378	133	64%		7%
New Jersey	1	1	50	26	26	51%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	2	19,983	8,500	8,365	42%		varies
South Carolina	2	2	1,980	965	624	32%		7%
Total	9	11	$23,873	$11,256	$9,505	40	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Connecticut	1	1	$150	$180	$81	54%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	4	4	175	1,196	(117)	(67)%		7%
Georgia	1	1	60	24	24	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	625	500	500	80%		7%
Pennsylvania	1	5	16,664	8,500	6,153	37%		varies
South Carolina	3	4	1,401	1,386	1,367	98%		7%
Texas	1	1	-	125	(28)	100%		7%
Total	14	20	$19,718	$12,110	$8,178	41	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,900 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

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

Risks Related to our Business

Our business is not industry-diversified. Deterioration in the homebuilding industry or economic conditions, including as a result of pandemics, could decrease demand and pricing for new homes and residential home lots. A decline in housing values similar to the national downturn in the real estate market that began in 2007 would have a negative impact on our business. Smaller value declines will also have a negative impact on our business. These factors may decrease the likelihood we will be able to generate enough cash to repay the Notes.

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest and principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, the overall economy, which can be impacted by outbreaks of communicable illnesses, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. If there is a tightening of the credit markets, it would be more difficult for potential homeowners to obtain financing to purchase homes. If housing prices decline or sales in the housing market decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will own to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

The homebuilding industry could experience adverse conditions, and the industry’s implementation of strategies in response to such conditions may not be successful.

The United States homebuilding industry experienced a significant downturn beginning in 2007. During the course of the downturn, many homebuilders focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations, as many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. Although the homebuilding industry has experienced positive gains over the last decade, there can be no assurance that these gains will continue, or if there is a negative impact on the homebuilding industry’s expectations for future home sales. The homebuilding industry could suffer similar, or worse, adverse conditions in the future. Decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay Note holders’ principal and interest on the Notes.

We have $58,130,000 of loan assets, net as of December 31, 2023. A 35% reduction in total collateral value would reduce our earnings and net worth by $3,847,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2023, we had $58,130,000 of loan assets, net on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $3,847,000 loss. Accordingly, our business is subject to risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $9,505,000 of development loan assets as of December 31, 2023, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

We have $9,505,000 of development loan assets as of December 31, 2023. Development loans are riskier than construction loans for two reasons: the duration of the loan and the nature of the collateral. The duration (being three to five years as compared to generally less than one year on construction loans) allows for a greater period of time over which the collateral value could decrease. Also, the collateral value of development loans is more likely to change in greater percentages than that of built homes. For example, during a 70% reduction in housing starts, newly completed homes still have value, but lots may be worthless. This added risk to this portion of our portfolio adds risk to our investors as our net worth would be significantly impacted by losses.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, who is concentrated in the Pittsburgh, Pennsylvania market, for a significant portion of our revenues and a portion of our capital. Our second largest customer is in the Cape Coral, Florida market and is also a significant portion of our portfolio.

As of December 31, 2023, 29.0% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively all two parties are referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market. Prior to March 3, 2023, the Hoskins Group also had a preferred equity interest in us, and in January 2021 we invested approximately $500,000 in Series A Preferred Units in Benjamin Marcus Homes, LLC. During 2022, $62,000 of dividend income was earned related to the Series A Preferred Units investment.

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

In addition, as of December 31, 2023, 7% of our outstanding loan commitments consisted of loans made to our second largest customer, in Cape Coral, Florida.

We have foreclosed assets as of December 31, 2023, which unlike our loans, are recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

We have foreclosed assets as of December 31, 2023. A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $45,000 loss. Our business is subject to increased risk of not being able to repay timely our Note holders’ investments if such a reduction were to occur.

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

Mortgage rates rose significantly as the Federal Reserve Bank battled inflation. While interest rates have come down recently quite significantly, they could go back up, possibly reducing home ownership and housing demand. Also, the looming commercial lending situation may cause rates to rise as lenders try to make up for losses on that type of lending.

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

We are susceptible to customer fraud which includes among other things wires and achs and could cause us to suffer losses on our loan portfolio.

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

We have entered into loan purchase and sale agreements with third parties to sell them portions of some of our loans. This increases our leverage. While the agreements are intended to increase our profitability, large credit losses and/or idle cash could actually reduce our profitability, which could impair our ability to pay principal and/or interest on the Notes.

The loan purchase and sale agreements we entered into have allowed us to increase our loan assets and debt. If loans that we create have significant losses, the benefit of larger balances can be outweighed by the additional credit losses. Also, while these transactions are booked as secured financing, they are not lines of credit. Accordingly, we will have increased our loan balances without increasing our lines of credit, which can cause a decrease in liquidity. One solution to this liquidity problem is having idle cash for liquidity, which then could reduce our profitability. If either of these problems is persistent and/or significant, our ability to pay interest and principal on our Notes may be impaired.

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

We may experience growth that could place a significant strain upon our operational systems and procedures. Initially, all of our computer systems used electronic spreadsheets and we utilized other methods that a small company would use. During 2021 and 2022, we added loan and production documentation systems which many banks use to produce closing documents for loans. If any of these systems fail, they could have a material adverse effect on our business, financial condition, results of operations, and, ultimately, our ability to repay principal and interest on the Notes.

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

We have two lines of credit from Daniel M. Wallach (our CEO and chairman of the board of managers) and his affiliates, and one line of credit from William Myrick (our Executive Vice President). The first line of credit has a maximum principal borrowing amount of $1,250,000 and is payable to Mr. Wallach and his wife, Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second line of credit has a maximum principal borrowing amount of $250,000 and is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC,” and together with the Wallach LOC, the “Wallach Affiliate LOCs”). The third line of credit has a maximum principal borrowing amount of $1,000,000 and is payable to Mr. Myrick (the “Myrick LOC”). As of December 31, 2023, there was $166,000 outstanding pursuant to the Wallach Trust LOC, with availability on that line of credit of $84,000, there was $160,000 outstanding pursuant to the Wallach LOC, with remaining availability on that line of credit of $1,090,000. As of December 31, 2023, the amount outstanding pursuant to the Myrick LOC was $0 with availability on that line of credit of $1,000,000. The interest rates on the Wallach Affiliate LOCs and the Myrick LOC generally equal the prime rate plus 3% and were 11.5% as of December 31, 2023. The Wallach Affiliate LOCs and the Myrick LOC are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these Wallach Affiliate LOCs and the Myrick LOC. Pursuant to the promissory note for each Wallach Affiliate LOCs and the Myrick LOC, the lenders have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach and Mr. Myrick will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the Wallach Affiliate LOCs and Myrick LOC, respectively. If Mr. Wallach or Mr. Myrick exercise their rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

As a result of his large equity ownership in the Company, our CEO will face a conflict of interest in deciding the number of distributions to equity owners, which could result in actions that are not in the best interests of Note holders.

As of December 31, 2023, our CEO (who is also on the board of managers) beneficially owned 78.2% of the common equity of the Company. He and his wife also own 25.2% the Series C cumulative preferred units outstanding as of December 31, 2023. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

Some of our employees and managers may face conflicts of interest as a result of their and their relatives’ investment in the Notes, which could result in actions that are not in the best interests of our Note holders.

Employees, managers, members, and relatives of managers and members have invested in the Notes, in the aggregate amount of $4,454,000 as of December 31, 2023. While investment in the Notes by our affiliates may align their interests with those of other Note holders, it could also create conflicts of interest by influencing those employees’ or managers’ actions during times of financial difficulties. For example, the fact that certain of our managers hold Notes, and the value of Notes they hold, could influence their decision to redeem Notes at a time or times when it would be prudent to use our cash resources to build capital, pay down other outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Notes by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is adverse to other holders of the Notes.

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

As of December 31, 2023, we had $326,000 of secured debt outstanding on our senior debt lines of credit from affiliates of $2,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third-parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

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

We have unfunded commitments to builders as of December 31, 2023. If every builder borrowed every amount allowed (which would mean all of their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes Program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2023, we have $25,263,000 of unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note holders.

We have two secured lines of credit which expire in 2024, and the unsecured portion of one of those lines of credit also expires in 2024. Failure of those lines to renew could strain our ability to pay other obligations.

We have a $1,325,000 line of credit (the “Shuman LOC”). As of December 31, 2023, the amount outstanding under the Shuman LOC was $125,000 which is due in July 2024. We do not know whether the Shuman LOC will be renewed. We also have a $7,000,000 line of credit (the “Judith Swanson LOC”), a portion of which is unsecured (the “Unsecured Judith Swanson LOC”). The balances on the Judith Swanson LOC that were secured and unsecured as of December 31, 2023 were $5,164,000 and $1,836,000 respectively. Both the secured and unsecured portions of the Judith Swanson LOC are due in July 2024. We do not know whether the Judith Swanson LOC will be renewed. If we are unable to renegotiate or extend these lines of credit, then we may default on one or both of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2023, we have approximately $53,305,000 of debt, net of deferred financing costs. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2023, we have a total outstanding balance of $9,249,000 on our lines of credit and approximately $12,270,000 on our loan purchase and sale agreements. We also have the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The loan purchase and sale agreements and other secured debt are with third parties and all but one of the lines of credit are collateralized by loans that we have issued to builders. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. As of December 31, 2023, we had approximately $8,430,000 in Notes coming due by December 2024, and we cannot be certain whether we will be able to fund those Notes upon maturity. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our ability to pay interest on our debt, including the Notes, pay our expenses, and cover credit losses is dependent upon interest and fee income we receive from loans extended to our customers. If we are not able to lend to a sufficient number of customers at high enough interest rates, we may not have enough interest and fee income to meet our obligations, which could impair our ability to pay interest and principal on the Notes. If money brought in from new Notes and from repayments of loans from our customers exceeds our short-term obligations such as expenses, Notes interest and redemptions, and line of credit principal and interest, then it is likely to be held as cash, which will have a lower return than the interest rate we are paying on the Notes. This will lower earnings and may cause losses which could impair our ability to repay the principal and interest on the Notes.

Increases in interest rates would increase the amount of debt payments under the Wallach Affiliate LOCs and Myrick LOC which could impair our ability to repay the principal and interest on the Notes.

The interest rate under the Wallach Affiliate LOCs and Myrick LOC is generally equal to the prime rate plus three percent. Increases in interest rates will increase the applicable prime rate and therefore, the interest rate under the Wallach Affiliate LOCs and the Myrick LOC will increase. An increase in the interest rate would increase the amount of debt payments under the Wallach Affiliate LOCs and the Myrick LOC which would reduce our cash flows and may impair our ability to repay the principal and interest on the Notes.

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

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $21,519,000 on December 31, 2023, and is expected to grow in the future. In addition, we have $1,250,000 in senior unsecured lines of credits which were fully drawn as of December 31, 2023. We also have senior subordinated notes which are senior to the Notes of $1,094,000 as of December 31, 2023. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death and we would be obligated to fulfill such redemption request. Holders of a 36-month Note issued on or after February 4, 2020 may request redemption at any time and, subject to certain limitations, we would be obligated to fulfill such redemption request. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $2,500,000 with $326,000 borrowed as of December 31, 2023, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations, and Note holders could lose some or all of their investment.

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

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. We had 12% and 14% of our loan assets, net in equity as of December 31, 2023 and 2022, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of non-payment on the Notes. Note holders have no structural mechanism to protect them from this action, and rely solely on us to keep equity at a satisfactory ratio.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We face cybersecurity risks due primarily to our position in the industry and identity as a financial service company with potential for harm that could occur to us, our investors and our customers were we to suffer impacts of a material cybersecurity incident. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, our business strategy, results of operations, or financial condition, there can be no guarantee that we will not experience such an incident in the future. In addition, the environment and threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network and services which are also dependent on third parties (multiple law firms, banks, settlement and title entities) and their technology, and to prevent their occurrence and recurrence where practical through changes, updates and enhancements to our internal processes and tools; however, we remain potentially vulnerable to known or unknown threats.

We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent subject matter expert third parties who hold industry leading certifications such as Certified Information Systems Security Professional (CISSP), GIAC Certified Intrusion Analyst (GCIA), and GIAC Certified Incident Handler (GCIH).

We have processes in place to identify, access, and address material cybersecurity threats and incidents with the help of the above noted expert third parties as needed. We monitor issues that are internally discovered or externally reported that may affect our business and have processes to assess those issues for potential cybersecurity impact or risk.

Pursuant to our Audit Committee Charter, our Audit Committee is responsible for reviewing and assessing our risk assessment and risk management policies, including oversight of cybersecurity risk. Our risk assessment policy is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. Our Board of Managers, with the assistance of our Audit Committee and Technology Committee, regularly reviews our cybersecurity program with management and reports to the Board of Managers. Cybersecurity reviews generally occur at least annually, or more frequently as determined to be necessary or advisable. We have an escalation process in place to inform senior management and the Board of Managers of material issues.

ITEM 2. PROPERTIES

As of December 31, 2023, we operate an office in Jacksonville, Florida, which we own. We entered into a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed. As of December 31, 2023, our mortgage payable balance was $571,000.

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

As of December 31, 2023, we had 20,000 Class A common membership units (“Class A Common Units”) outstanding, held by our ten members. There is no established public trading market for our Class A Common Units. As of December 31, 2023, 78.15% of our outstanding Class A Common Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

On October 1, 2023, the Company entered into restricted unit agreements with Mark Reynolds, the Executive Vice President of Sales, and Catherine Loftin, the Chief Financial Officer, pursuant to which the Company issued 200 restricted common units to each of Mark Reynolds and Catherine Loftin. Vesting of the restricted common units commences from the grant date and occur thereafter on the first day of each subsequent calendar month subject to the Company satisfying monthly earnings goals, measured two months in arrears in accordance with the vesting schedule.

As of December 31, 2023 and 2022, 14 and 0 restricted common units vested and 386 and 0 restricted common units were outstanding, respectively. In addition, stock compensation expense was $7 and $0 as of December 31, 2023 and 2022, respectively.

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

During March 2023, the Company redeemed 100% of the outstanding Series B Preferred Units. As of December 31, 2023, we had no Series B Preferred Units outstanding.

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

Series C Preferred Units

As of December 31, 2023, we had 47.73 Series C cumulative preferred units (“Series C Preferred Units”) outstanding or 13 investments, held by 10 investors. There is no established public trading market for our Series C Preferred Units. As of December 31, 2023, 25.2% of our outstanding Series C Preferred Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2023:

Recipient	Units Issued	Distribution Proceeds
Daniel M. Wallach and Joyce S. Wallach	0.3535590	$35,355.90
Gregory L. Sheldon and Madeline M. Sheldon	0.2357712	23,577.12
Schultz Family Revocable Living Trust	0.0542329	5,423.29
Fernando Ascencio and Lorraine Carol Ascencio	0.1014700	10,147.00
Mark and Tris Ann Garboski	0.2042058	20,420.28
Total	0.9492359	$94,923.59

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

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of December 31, 2023, we had issued $13,901 in Notes pursuant to our current public offering. As of December 31, 2023, we incurred expenses of $268 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2023 were $13,633 all of which was used to increase loan balances.

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

Economic and Industry Dynamics

During 2023, the Company continued to focus on the reduction of non-interest earning assets. As of December 31, 2023, loans classified as non-accrual were 17 or $5,912 compared to 14 or $7,177 as of December 31, 2022. In addition, as of December 31, 2023 and 2022 we had 1 foreclosed asset or $130 and 3 or $1,582, respectively.

The Company continues to lose interest income on assets that do not accrue interest. During the year ended December 31, 2023 the estimated loss on interest income related to impaired and foreclosed assets was $846. Looking ahead, we expect to continue to lose interest income on nonearning assets, however we expect credit losses to decrease in 2024 as compared to 2023

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during 2024:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and non-accrual assets.
2.	Maintain sales - we will increase our focus on fix and flips as a percentage of sales.
3.	Lower SG&A expenses.
4.	Slightly increase margin, as compared to our current spread.
5.	Maintain liquidity at a level sufficient for loan originations.
6.	Reduce credit loss and impairment expense.

During 2024, the housing market in most of the areas in which we do business will likely increase as compared to the same period of time in 2023 due to the already reduced long term mortgage interest rates, and an anticipated continuing reduction of those rates as a result of short-term interest rate cuts by the Federal Reserve Bank. We should experience no further losses from our COVID-19 loans, as the final balances of those loans were either paid off or written off in 2023, so we expect total credit losses for 2024 to be lower than 2023. There is a risk if mortgage rates continue to drop that many homeowners in existing low-rate mortgages will decide to “move up” and sell their low mortgage rate home, flooding the market with homes. Offsetting that risk is the fact that they will also increase demand for homes as they will need one to live in. Rents may become less affordable vs. owing a home, which helps our customer. While we don’t anticipate the market flooding to negatively impact us, there is little history to go by and this might cause housing prices to drop steeply, which will hurt our existing loans and also reduce new loan production.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans. Despite these efforts, if values in a particular area of the country drop by 60%, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan, and helping the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.

Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)	As of December 31, 2023 and 2022, 29% and 27%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2023, our next two largest customers make up 7% and 6% of our loan commitments, with loans in Cape Coral and Palm Bay, Florida, respectively. As of December 31, 2022, our next two largest customers made up 9% and 7% of our loan commitments, with loans in Cape Coral and Orlando, Florida, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while continuing to focus on our residential homebuilder customers.

Not having funds available to us to service the commitments we have

As of December 31, 2023, our typical construction loan had about 64% of its loan amount outstanding on average. That means that on average, about 36% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2023, unfunded commitments were $25,263, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments;

● sell more secured interests on our loans; or

● draw down on our lines of credit from our affiliates.

Non-payment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some non-payment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.

Nonperforming assets	As of December 31, 2023, nonperforming assets were approximately $5,605 (defined as impaired loans, net and/or loans on non-accrual plus foreclosed assets net of reserves).

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

Allowance for Credit Losses

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, the modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C defines the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

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

The following is performed by the Company’s Production Loan Operations department to determine the loan grades included within our loan’s receivable portfolio:

Each is rated on a scale of 1-5. With 5 being the highest rating, equal weight is given based on cash (split between average balance and ending balance), credit, and experience.

POINTS-CASH

●	Average cash should be 2% of the borrower’s total approval limit = .83 POINTS
●	Ending cash balance should be 1% of their total approval limit = .83 POINTS

Bank statements received from the borrower are entered into LAS by the loan processors at the time of the initial application or annual credit renewal. The Company’s Loan Administration System (“LAS”) automatically calculates the grading points given for cash based on the borrower’s approval limits and calculated cash ending and average balances

POINTS-CREDIT

●	630 or higher credit score = 1.66

Credit scores are entered into LAS by the loan processors at the time of the initial application or annual credit renewal. LAS automatically calculates the grading points given for credit scores based on the average of the scores entered for the reporting agencies TransUnion and Equifax for all guarantors.

POINTS-EXPERIENCE

●	Meets minimum experience requirement according to the application matrix = 1.66

At the time of the initial application, the loan processor and underwriter determine whether the applicant meets the minimum experience requirements and enters this information into LAS under the application processing checklist. LAS then determines, based on how the question is answered, how many points are allocated to this category.

At the time of each loan approval, the underwriter confirms the grade calculated by LAS prior to signing off on the loan approval.

POINTS

Points from the three categories are added to come up with their 1-5 rating. The grading scale is as follows:

●	Rating Score of 4+ = A
●	Rating Score of 2.49 – 3.9 = B
●	Rating Score below 2.49 = C

Once the grading is established or locked in at the time of origination the loan then is populated into the Historical Loan Loss Analysis report. This report populates each loan ranking at the time of origination and does not fluctuate.

Borrower’s credit rankings do change over time based on new information obtained when available.

The CECL calculation for credit loss is performed using the following for the quantitative portion of the analysis:

1.	Commitment value which is obtained when the loan originates;
2.	Historical Originations by Ranking Bucket which is the sum of the Commitment Value obtained when the loan is closed; and
3.	Losses by Ranking Bucket which are losses expensed for loans not within foreclosure since 2018.

The Loan Committee reviews ongoing activity with regard to loans, to include discussion regarding any changes in the reserve and charge-offs. These meetings are documented within the related Board of Managers minutes.

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2023 and 2022 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our statements of operations for the years ended December 31, 2023 and 2022:

(in thousands of dollars)	2023	2022

Net Interest Income
Interest and fee income on loans	$11,554	$10,220
Interest expense:
Interest related to secured borrowings	2,263	2,134
Interest related to unsecured borrowings	3,261	2,972
Interest expense	$5,524	$5,106

Net interest income	6,030	5,114

Less: Credit loss provision	737	930
Net interest income after credit loss provision	5,293	4,184

Non-Interest Income
Gain on sale of foreclosed assets	$8	$101
Gain on sale of real estate investments	10	–
Dividend income	-	62
Other income	80	154
Total non-interest income	$98	$317

Income	5,391	4,501

Non-Interest Expense
Selling, general and administrative	$2,696	$2,683
Depreciation and amortization	81	56
Loss on the sale of foreclosed assets	34	-
Impairment loss on foreclosed assets	2	2
Total non – Interest expense	2,813	2,741

Net income	$2,578	$1,760

Net income attributable to preferred equity holders	587	826

Net income attributable to common equity holders	$1,991	$934

Net income for the year ended December 31, 2023 increased $818 to $2,578 when compared to the same period of 2022.

We had $58,130 and $56,650 in loan assets, net as of December 31, 2023 and 2022, respectively. As of December 31, 2023, we had 225 construction loans in 20 states with 62 borrowers and 11 development loans in six states with nine borrowers.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2023 and 2022:

	2023		2022
Interest Income		*		*
Estimated interest income	$9,094	15%	$7,994	14%
Estimated unearned interest income due to COVID-19	(379)	(1)%	(467)	(1)%
Interest income on loans	8,715	14%	7,527	13%

Fee income on loans	3,457	5%	3,355	6%
Deferred loan fees	(618)	(1)%	(662)	(1)%
Fee income on loans, net	2,839	4%	2,693	5%

Interest and fee income on loans	11,554	18%	10,220	18%

Interest expense – secured	2,263	4%	2,134	4%
Interest expense – unsecured	3,026	5%	2,745	5%
Offering costs amortization	235	-%	227	-%
Interest expense	5,524	9%	5,106	9%
Net interest income (spread)	6,030	9%	5,114	9%

Weighted average outstanding loan asset balance	$63,586		$56,893

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

Interest income on loans was 14% and 13% for the years ended December 31, 2023 and 2022, respectively. Estimated interest not earned during the year ended December 31, 2023 and 2022 due to loans impaired as a result of COVID-19 was $379 and $467, respectively.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.5%, which may increase because some customers run past the standard repayment time and pay a higher rate of 5% starting in 2023.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at the termination of the loan. In 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments decreased 1% to 5% for the year ended December 31, 2023 compared to 6% for the same period of 2022. The decrease primarily related to modification charged on certain loans during 2022.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread: loans not paying interest and foreclosed assets.

As of December 31, 2023 and 2022, we had 17 impaired loans in the aggregate amount of $5,475 and 14 impaired loans in the aggregate amount of $7,177 that were not paying interest, respectively.

Foreclosed assets do not provide a monthly interest return. As of December 31, 2023 and 2022, foreclosed assets were $130 and $1,582, respectively, which resulted in a negative impact on our interest spread in both years.

Credit Loss Provision

Credit loss provision (expense throughout the year) was $737 and $930 for the years ended December 31, 2023 and 2022, respectively.

The allowance for credit losses at December 31, 2023 was $695 which primarily consisted of $258 for loans without specific reserves and $437 for loans with specific reserves.

The allowance for credit losses at December 31, 2022 was $2,527 which primarily consisted of $294 for loans without specific reserves, $246 for loans with specific reserves and $1,987 for specific reserves due to the impact of COVID-19.

Non-Interest Income

Gain on Sale of Foreclosed Assets

During the years ended December 31, 2023 and 2022, we recognized $8 and $101, respectively, as a gain on the sale of foreclosed assets which related to the sale of one and two foreclosed assets during 2023 and 2022, respectively.

Gain on Sale of Real Estate Investments

During the year ended December 31, 2023, the Company sold two real estate investment assets and recognized a gain on the sale of $10.

Dividend Income

During January 2021, we invested $500 in Series A Preferred Units in Benjamin Marcus Homes, LLC. During March 2023, we redeemed 100% of our ownership in the Series A Preferred Units at Benjamin Marcus Homes, LLC. During the year ended December 31, 2023 and 2022, $0 and $62 of dividend income was recognized related to the Series A Preferred Units investment, respectively.

Other Income

During the year ended December 31, 2023 and 2022, we consulted for one and two of our construction and development loan customers, respectively, which included accounting guidance and recognized $80 and $154 in other income. We anticipate to continue our consulting services to our customers on an as needed basis during 2024.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses for the years ended December 31, 2023 and 2022:

	2023	2022
Selling, general and administrative expenses
Legal and accounting	$274	$244
Salaries and related expenses	1,708	1,611
Board related expenses	108	103
Advertising	40	134
Rent and utilities	61	74
Loan and foreclosed asset expenses	87	163
Travel	182	167
Other	236	187
Total SG&A	$2,696	$2,683

SG&A expenses increased $13 to $2,696 for the year ended December 31, 2023 compared to $2,683 for the same period of 2022 due primarily to salaries and related expense.

Impairment Loss on Foreclosed Assets

During both years ended December 31, 2023 and 2022, we recognized $2 for losses on impairment of foreclosed assets.

Loss on the Sale of Foreclosed Assets

During December 31, 2023 the loss on the sale of one foreclosed asset was $34. No loss on the sale of foreclosed assets was recognized in 2022.

Consolidated Financial Position

Cash, Cash Equivalents and Restricted Cash

We try to avoid borrowing on our lines of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. As of December 31, 2023 and 2022, our cash was $3,522 and $2,996, respectively, and our restricted cash was $0 and $1,200, respectively.

Loans Receivable, net

Commercial Loans – Construction Loan Portfolio Summary

We anticipate the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2023:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	5	$2,148	$1,504	$846	70%		5%
California	1	1	2,551	1,530	1,511	60%		5%
Connecticut	1	2	1,039	681	510	66%		5%
Florida	12	71	36,644	19,279	14,093	53%		5%
Georgia	4	8	2,963	1,831	1,229	62%		5%
Illinois	1	1	1,600	992	763	62%		5%
Indiana	1	1	335	235	79	70%		5%
Louisiana	2	3	773	541	300	70%		5%
Maryland	1	1	480	336	336	70%		5%
Missouri	1	2	820	570	439	70%		5%
New Jersey	2	5	1,985	1,563	954	79%		5%
North Carolina	8	23	10,637	6,681	2,994	63%		5%
Ohio	3	10	3,776	2,601	1,686	69%		5%
Pennsylvania	2	21	21,301	16,763	13,205	79%		5%
South Carolina	11	50	20,029	12,624	6,694	63%		5%
Tennessee	3	5	1,554	1,047	696	67%		5%
Texas	2	4	1,970	1,773	1,693	90%		5%
Utah	1	3	2,918	1,792	910	61%		5%
Virginia	3	3	857	530	474	62%		5%
Washington	1	6	2,789	2,427	2,376	87%		5%
Total	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2022:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$767	$537	$362	70%		5%
Connecticut	2	5	2,045	1,463	1,365	72%		5%
Delaware	1	3	1,035	725	523	70%		5%
Florida	19	113	42,605	30,573	21,155	72%		5%
Georgia	5	6	3,116	1,798	919	58%		5%
Illinois	1	1	1,245	747	586	60%		5%
Louisiana	2	4	975	628	457	64%		5%
Maryland	1	2	958	671	232	70%		5%
Michigan	3	5	1,437	1,003	979	70%		5%
New Jersey	1	5	3,127	2,259	2,769	72%		5%
New York	1	1	740	500	500	68%		5%
North Carolina	6	15	7,067	4,143	2,676	59%		5%
Ohio	2	4	1,178	831	775	71%		5%
Oregon	1	1	550	385	368	70%		5%
Pennsylvania	1	17	20,132	14,016	9,831	70%		5%
South Carolina	10	27	7,525	5,133	3,582	68%		5%
Tennessee	3	4	1,554	977	799	63%		5%
Texas	2	4	3,118	2,039	1,828	65%		5%
Utah	1	1	900	720	719	80%		5%
Virginia	2	3	924	646	213	70%		5%
Washington	1	7	3,995	2,732	2,158	54%		5%
Total	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	207	1,378	133	64%		7%
New Jersey	1	1	50	26	26	51%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	2	19,983	8,500	8,365	42%		varies
South Carolina	2	2	1,980	965	624	32%		7%
Total	9	11	$23,873	$11,256	$9,505	40	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2022:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Connecticut	1	1	$150	$180	$81	54%		7%
Delaware	1	1	543	147	147	27%		7%
Florida	4	4	175	1,196	(117)	(67)%		7%
Georgia	1	1	60	24	24	40%		7%
New Jersey	1	2	100	52	51	51%		7%
North Carolina	1	1	625	500	500	80%		7%
Pennsylvania	1	5	16,664	8,500	6,153	37%		varies
South Carolina	3	4	1,401	1,386	1,367	98%		7%
Texas	1	1	-	125	(28)	100%		7%
Total	14	20	$19,718	$12,110	$8,178	41	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. Part of this collateral is $1,900 of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables net, or construction and development loans:

	December 31, 2023	December 31, 2022

Beginning balance	$56,650	$46,943
Originations and modifications	58,216	59,408
Principal collections	(57,895)	(49,658)
Transferred from loans receivables, net	-	(556)
Transferred to loans receivables, net	-	1,017
Change in builder deposit	(217)	95
Change in allowance for credit losses	1,832	(479)
Change in loan fees, net	(456)	(120)

Ending balance	$58,130	$56,650

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

Our Company construction loans are collateralized by land and real estate while our Company development loans are collateralized by land. Secured nonaccrual loans individually evaluated are also collateralized by land and real estate. Our Company has one unsecured loan that is not collateralized; however, it is fully reserved at $86 as of December 31, 2023.

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,252	$59,075	$215
B Credit Risk	5,718	10,339	33
C Credit Risk	-	-	-

Development Loans Collectively Evaluated:
A Credit Risk	$8,787	$9,793	$4
B Credit Risk	172	511	-
C Credit Risk	452	454	10

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$86

Secured Nonaccrual loans Individually Evaluated:	$5,826	$6,303	$351

Total	$61,293	$86,556	$699

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$-	$86	$-

Secured Nonaccrual loans Individually Evaluated:	$2,495	$3,331	$-

Total	$2,495	$3,417	$-

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

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Forbearance Loans
B Credit Risk	–	–	–	–	–	–
C Credit Risk	–	–	–	–	–	–

Unsecured Nonaccrual Loans Individually Evaluated:	86	–	–	–	–	86
Secured Nonaccrual Loans Individually Evaluated:	5,826	–	881	1,497	1,641	1,807
Total	$61,293	$55,381	$881	$1,497	$1,641	$1,893

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses:

	Performing Loans						Nonaccrual loans
	Construction Loans A Credit Risk	Construction Loans B Credit Risk	Construction Loans C Credit Risk	Development Loans A Credit Risk	Development Loans B Credit Risk	Development Loans C Credit Risk	Secured Individually Evaluated	Unsecured Individually Evaluated	Total
ACL December 31, 2022	$(174)	(66)	(9)	(37)	(2)	(7)	(247)	(1,986)	$(2,527)
Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	-	(139)	(178)
Charge-offs	-	-	-	-	-	-	132	2,610	2,742
Reduction in ACL for loan participations	5	-	-	-	-	-		-	5
Credit loss provision	(13)	35	21	(3)	(0)	26	(236)	(566)	(737)
ACL December 31, 2023	$(215)	(32)	-	(5)	-	(11)	(351)	(81)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $25,263 and $23,662 as of December 31, 2023 and December 31, 2022, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $25,263 and $23,662 as of December 31, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Both the funded and unfunded portion of the allowance for credit losses are included in loans receivables, net on the Balance Sheet as of December 31, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	29%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	7%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	6%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – non-accrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for credit losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)
Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	“–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Beginning balance	$1,582	$2,724
Transferred from loans receivables, net	-	556
Transferred to loans receivables, net	-	(1,017)
Investments in foreclosed assets	125	316
Sale proceeds	(1,549)	(1,096)
Loss on sale of foreclosed assets	(34)	-
Gain on sale of foreclosed assets	8	101
Impairment loss on foreclosed assets	(2)	(2)
Ending balance	$130	$1,582

During the year ended December 31, 2023 and 2022 we reclassed 0 and 1 loan receivable, net assets to foreclosed assets, respectively.

Real Estate Investments

During June 2020, we acquired four lots from a borrower in exchange for the transfer of loans secured by those lots. We extinguished the principal balance for the loans on the lots in the amount of $640 and in addition, paid a $500 management fee for the development of homes on the lots. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower. Two of the four homes sold during 2022 and the remaining two sold in 2023.

During October 2023, the Company acquired two properties to construct houses on each lot. Once the properties are fully developed and sold the use of proceeds from the sale will first apply to the land, building, furniture and interest costs to the Company and a portion of the remaining funds will be distributed as a management fee for the development of the homes.

The following table is a roll forward of real estate investment assets:

	December 31, 2023	December 31, 2022

Beginning balance	$660	$1,651
Deposits from real estate investments	-	(1,570)
Gain on sale of real estate investments	10	(1,570
Proceeds from the sale of real estate investments	(2,131)	-
Additions for construction, land and development	1,896	2,226
Ending balance	$435	$660

Customer Interest Escrow

The Pennsylvania Loans call for a funded interest escrow account which was initially funded with proceeds from the Pennsylvania Loans. The initial funding on that interest escrow was $450. The balance as of December 31, 2023 and 2022 was $12 and $646, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We had 39 and 18 other loans active as of December 31, 2023 and 2022, respectively, which also had interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $279 and $120 as of December 31, 2023 and 2022, respectively.

Roll forward of interest escrow for the years ended December 31, 2023 and 2022:

	2023	2022

Beginning balance	$766	$479
Preferred equity dividends	47	180
Additions from Pennsylvania Loans	654	1,218
Additions from other loans	538	301
Interest, fees, principal or repaid to borrower	(1,713)	(1,412)

Ending balance	$292	$766

Secured Borrowings

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 75% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower (interest rates were between 6% and 11% for both 2023 and 2022). The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

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

In October of 2023, we entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Thirteenth Amendment was to sell participating interests in a few of our loans with our largest customer. These sales are different than all of our other loan participations in that the buyer is not in a preferred risk position, and as such, the portions of the loans sold are treated as an actual loan sale. The balance of the portion sold is removed from our balance sheet. The interest on the portion sold is not reflected on our statement of operations, and there is no interest cost or loan loss related to the sold portion on our statement of operations. The fee we earn on these loans for origination and servicing is recognized over the expected life of the loan in the same way that all of our loans are.

Pursuant to the Thirteenth Amendment, the aggregate amount of the S.K. Funding’s commitment, either funded or unfunded, under certain loans purchased by S.K. Funding covered by the Thirteenth Amendment (the “Loans”) was increased to $1,650. As of the effective date of the Thirteenth Amendment, S.K. Funding has funded $1,400 and agreed to fund an additional $250 upon notice from us that such additional amount is desired to fund the Loans. In addition, the amount of the portion of any Loan purchased by S.K. Funding was adjusted to the lesser of (i) 45% of our approved appraised value or a third-party sales price if the collateral property is under agreement for sale, as applicable, and (ii) 50% of the maximum principal of the loan after deducing the loan fee. The interest rate for the Loans is the lessor of the (i) the interest rate on such Loan or (ii) 14%, calculated on a 365/366 day basis. For such amounts of the Loan amount that are unsecured, the interest rate for such amounts is 9.5%, calculated on a 365/366 day basis. The loan receivables gross principal balance of the sold portion of the Loans as of December 31, 2023 was $990.

The term of Thirteenth Amendment and S.K. Funding’s participation in the Loans, shall be through the repayment of the last Loan participated in by S.K. Funding pursuant to the terms of the Thirteenth Amendment.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 11.50% and 10.50% as of December 31, 2023 and 2022, respectfully. As of December 31, 2023, and 2022, the amount outstanding pursuant to the Wallach LOC was $160 and $0, respectively. For the years ended December 31, 2023 and 2022, interest expense was $18 and $0, respectively. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 11.50% and 10.50% as of December 31, 2023 and 2022. As of December 31, 2023, and 2022, the amount outstanding pursuant to the Wallach Trust LOC was $166 and $0, respectively. For the years ended December 31, 2023 and 2022, interest expense was $20 and $0, respectively. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2023 and 2022, the amount outstanding pursuant to the Myrick LOC was $0 and $35, respectively. For the years ended December 31, 2023 and 2022, interest expense was $2 and $24, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2024, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2023 and 2022, the amount outstanding pursuant to the Shuman LOC was $125. Interest expense was $13 for both years ended December 31, 2023 and 2022, respectively.

Line of Credit with Judith Swanson

During December 2021, the Swanson Line of Credit (“Swanson LOC”) was assigned to Judith Swanson (“Judith Swanson LOC”), as trustee of a trust. Pursuant to the Swanson Modification Agreement, the Judith Swanson LOC provides us with a revolving line of credit with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 6.75%; and
●	Due in July 2024, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Judith Swanson LOC was fully borrowed on the secured and unsecured portion of the line of credit as of December 31, 2023 and 2022. The secured balance on the Judith Swanson LOC was $5,164 and $6,473, as of December 31, 2023 and 2022, respectively. Interest expense was $556 and $500 for the years ended December 31, 2023 and 2022, respectively.

New Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us between 9.00% and 10.00%; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

The total balance of the New LOC Agreements was $3,066 and $2,790 as of December 31, 2023 and 2022, respectively. Interest expense was $230 and $287 for the year ended December 31, 2023 and 2022, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate was 5.07% per annum until it increased 1.53% to 6.60% in January 2023 and is based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $571 and $587 as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, interest expense was $39 and $31 respectively.

Community Loan

During June 2020, we entered into a business loan agreement with Community Bank (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	Secured by certain of our foreclosed assets;
●	Interest rate was 3.8% per annum based on a year of 360 days; and
●	Due in July 2025.

During October 2022, we paid off the Community Loan principal of $217, and the loan was terminated. Interest expense for the years ended December 31, 2023 and 2022 was $0 and $10, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 and $4 as of December 31, 2023 and 2022, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets

	December 31, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,615	$5,770	$8,232	$6,065
S.K. Funding	7,358	6,500	9,049	7,100

Lender
Shuman	358	125	724	125
Jeff Eppinger	3,496	1,500	2,761	1,500
R. Scott Summers	2,177	1,003	1,334	728
John C. Solomon	598	563	1,172	563
Judith Swanson	10,038	5,164	9,571	6,473

Total	$31,640	$20,625	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2023 and December 31, 2022 was 9.01% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	December 31, 2023	December 31, 2022

Gross notes outstanding, beginning of period	$21,576	$20,636
Notes issued	1,353	7,245
Note repayments / redemptions	(2,075)	(6,305)

Gross notes outstanding, end of period	20,854	21,576

Less deferred financing costs, net	(235)	(367)

Notes outstanding, net	$20,619	$21,209

The following is a roll forward of deferred financing costs:

	December 31, 2023	December 31, 2022

Deferred financing costs, beginning balance	$835	$1,061
Additions	103	223
Disposals	-	(449)
Deferred financing costs, ending balance	$938	$835
Less accumulated amortization	(703)	(468)
Deferred financing costs, net	$235	$367

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2023	December 31, 2022

Accumulated amortization, beginning balance	$468	$694
Additions	235	223
Disposals	-	(449)
Accumulated amortization, ending balance	$703	$468

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	December 31, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$410	$500
Unsecured Line of Credit from Judith Swanson	October 2023	10.0%	1,836	527
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2024	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	October 2023	10.0%	-	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	-	100
Subordinated Promissory Note	July 2025	8.0%	100	-
Subordinated Promissory Note	September 2023	7.0%	-	94
Subordinated Promissory Note	September 2027	10%	108	-
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,200	-
Subordinated Promissory Note	April 2024	10.0%	750	750
Subordinated Promissory Note	May 2027	10.0%	98	-
Subordinated Promissory Note	November 2027	10.0%	120	-
			$11,167	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority:

	Priority Rank	December 31, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$21,196	$23,142
Secured line of credit from affiliates	2	326	35
Unsecured line of credit (senior)	3	1,160	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,094
Unsecured Notes through our public offering, gross	5	20,854	21,576
Other unsecured debt (subordinated)	5	8,006	5,649
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(238)	(370)

Total		$53,305	$53,283

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2023, and 2022, we had combined loans outstanding of 236 and 250, respectively. Gross loans outstanding were $61,293 and $60,974 as of December 31, 2023 and 2022, respectively.

Our net cash provided by operating activities increased $372 to $5,063 as of December 31, 2023 compared to $4,691 for the same period of 2022. The increase was primarily due to higher net income which was $2,578 for the period ended December 31, 2023 compared to $1,760 for the same period of 2022 which was offset by the change in the accrued interest receivable balance which was $(501) as of December 31, 2023 compared to $(72) for the same period of 2022.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $25,263 and $23,662 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2023	As of December 31, 2022
Secured debt, net of deferred financing costs	$21,519	$23,173
Unsecured debt, net of deferred financing costs	$31,786	$30,110
Equity*	$6,767	$7,805
Cash, cash equivalents and restricted cash	$3,522	$4,196

* Equity includes Members’ Capital and Redeemable Preferred Equity.

As of December 31, 2023 and 2022, cash, cash equivalents and restricted cash was $3,522 and $4,196, respectively. Secured debt, net of deferred financing costs decreased $ 1,654 to $21,519 as of December 31, 2023 compared to $23,173 for the same period of 2022. The decrease in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements. However, we anticipate secured debt to decrease during 2024 as our loan receivable balances decrease.

Unsecured debt, net of deferred financing costs increased $1,676 to $31,786 as of December 31, 2023 compared to $30,110 for the same period of 2022. The increase in unsecured debt primarily related to unsecured notes sold outside of our Notes Program.

Equity decreased $1,038 to $6,767 as of December 31, 2023 compared to $7,805 for the same period of 2022.

We anticipate an increase in both common and preferred equity during the 12 months subsequent to December 31, 2023. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2024 is $35,733, which consists of secured borrowings of $20,969 and unsecured borrowings of $14,763.

Secured borrowings maturing through the year ending December 31, 2024 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2024 with actual maturity and renewal dates:

●	Judith Swanson – $5,164 due July 2024 and automatically renews unless notice given;
●	Shuman – $125 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2024;
●	Builder Finance, Inc – $5,770 with no expiration date;
●	New LOC Agreements - $3,066 generally one-month notice and six months to reduce principal balance to zero;
●	Line of credits with affiliates - $326 and due upon demand; and
●	Mortgage Payable – $18, with payments due monthly.

Unsecured borrowings due by December 31, 2024 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $8,430 and $6,333, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 73% of our Note holders reinvest upon maturity. The 36 month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of December 31, 2023, the 36-month Notes were $1,789. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate our assets to increase during 2024, however we are prepared for an increase of our assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, redeemable preferred equity, and regular equity. Our expectation to reduce loan asset balances is subject to changes due demand, the housing market and competition. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is resulting in more risk than prior years. In some of our markets, prices of sold homes are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). We anticipate declines in home values in many markets over the next 12 months. Partially offsetting the decline in home value risk, is the decline in our LTV to 65% as of December 31, 2023 compared to 69% for the same period of the prior year.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates are used by us here to approximate CD rates Short-term interest rates have risen significantly and long-term interest rates have risen and then fallen; meanwhile, they are low historically.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2023, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

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

Daniel M. Wallach, age 56, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 30 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 48, is our Executive Vice President of Operations, a position to which she was appointed in July 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Mark Reynolds, age 49, was appointed Executive Vice President of Sales in April 2021. Mr. Reynolds, has over 19 years of experience in the construction finance industry. He was previously our Regional Sales Manager from May 2016 until April 2021 and was also the National Real Estate Owned (“REO”) Manager from January 2020 until April 2021. Previously, Mr. Reynolds held various positions with 84 Lumber Company, including REO Specialist, where he worked with counsel to negotiate liens, finish building houses, and relieve as much debt as possible while controlling losses (from 2008 through 2014), National Finance Manager, in residential financing (from 2006 through 2008), and Regional Finance Manager, in commercial financing, where he helped finance projects such as hotels, apartments, restaurants, and casinos (from 2000 through 2004). Mr. Reynolds attended Indiana University at South Bend, where he studied Business Management.

Catherine Loftin, age 45, is our Chief Financial Officer, to which she was appointed in April 2021. Ms. Loftin previously served as Acting Chief Financial Officer from July 2019 to April 2021 and as Chief Financial Officer from January 2018 to May 2019 and continued to serve as our employee since May 2019. Ms. Loftin previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Loftin was the Corporate Controller for Lucas Group from November 2017 to June 2018, Division Controller for Pulte Group from July 2014 through November 2017 and Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Loftin spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Loftin started her accounting career with PricewaterhouseCoopers with an internship in 1999 and an associate in 2001. Ms. Loftin received her Bachelors of Business of Administration from the Terry College of Business School at the University of Georgia in 2000, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business in 2001.

William Myrick, age 62, is our Executive Vice President, to which he was appointed on April 20, 2021. Mr. Myrick previously served as Executive Vice President of Sales since March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011, and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Kenneth R. Summers, age 77, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in December 2019. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 58, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance sales person and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Gregory L. Sheldon, age 65, has been one of our independent managers since March 2019. Mr. Sheldon brings 41 years of business experience building global corporations and integrating acquisitions across finance, supply chain, manufacturing, and the corporate functions. Since March 2021 he has served as the Interim CIO for TherapeuticsMD, an innovative pharmaceutical company exclusively committed to advancing women’s health. His previous roles include Global Chief Information Officer for Mylan, Inc., from October 2008 to March 2013, the CIO for Duquesne Light Company from August 2013 to March 2015, and, from October 2018 until December 2019, as the Interim CIO for MiMedx Group, Inc. Since July 2014, Mr. Sheldon has been an owner of two companies which invest in land acquisition, development, and the construction of residential homes: White Column Investments, LLC, where he is the President and Managing Member, and Sheldon Investments, LLC. Since 2017, he has served as a non-compensated advisor to Mark Hoskins, who owns Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, which are companies that design, develop, and build single family homes, and which are also two of our customers. Mr. Sheldon has been the owner of Greg Sheldon and Associates, LLC, a consultant, and strategic advisor to clients in the life sciences, consumer products, technology, and manufacturing industries since April 2015. Mr. Sheldon has held multiple leadership positions with leading, global companies including Kraft General Foods, Georgia-Pacific, and Pfizer Inc., and the start-up of The Georgia Lottery. He graduated from Georgia State University with a Master of Science in Management and from Georgia Institute of Technology with a Bachelor of Science in Industrial Management.

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

Bonus

We pay each of our executive officers with the exception of our VP of Sales a team bonus mostly based on our overall profitability, which rewarded each of them $3,000 and $500 in 2023 and 2022, respectively. In addition, we rewarded an annual bonus of $1,800 for both 2023 and 2022, which is extended to compensate vacation expenses. Finally, each executive officer is eligible for a portion of net income earned, or profit share.

We pay our EVP of Sales a monthly bonus based on a percentage of all new sales and construction loan payoffs.

Membership Interests

As the beneficial owner of 78.2% (as of March 1, 2024) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Our Executive Vice President owns 14.9% of our outstanding common membership interests and our Executive Vice President of Sales owns 1.0% of our outstanding common membership interests.

On October 1, 2023, we entered into restricted unit agreements with Mark Reynolds, our Executive Vice President of Sales, and Catherine Loftin, our Chief Financial Officer, pursuant to which we issued 200 restricted common units to each of Mark Reynolds and Catherine Loftin. Vesting of the restricted common units commences from the grant date and occur thereafter on the first day of each subsequent calendar month subject to our satisfying monthly earnings goals, measured two months in arrears in accordance with the vesting schedule.

As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

Summary Compensation Table

The following table provides a summary of the compensation received by our named executive officers for the last two completed fiscal years

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Mr. Wallach	2023	$77,828	$4,800	–	–	–	–	20,657	$103,285
	2022	$73,740	500	–	–	–	–	4,637	$78,877
Mr. Myrick	2023	$157,782	3,000	–	–	–	–	40,196	$200,978
	2022	$156,281	500	–	–	–	–	39,195	$195,976
Mr. Reynolds	2023	$98,893	67,868	3,150	–	–	–	40,903	$210,814
	2022	$96,900	63,688	–	–	–	–	11,001	$171,589

(1) Amounts in the Bonus column represent amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

Changes for 2024

Mr. Wallach will receive a base salary of $77,940, Mr. Myrick, our Executive Vice President, will receive a base salary of $157,782 and Mr. Reynolds, our EVP of Sales, will receive a base salary of $98,600. In addition, Mr. Reynolds will receive a monthly bonus based on a percentage of all sales and construction loan payoffs.

Mr. Wallach, Mr. Myrick and Mr. Reynolds will receive the annual vacation bonus of $1,800. Mr. Wallach and Mr. Myrick will receive the team bonus which will reward between $0 and $3,600 based on Company performance for 2024.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	36,000	–	–	–	–	–	36,000

Eric A. Rauscher	36,000	–	–	–	–	–	36,000

Gregory L. Sheldon	36,000	–	–	–	–	–	36,000

We paid each of the independent managers a retainer of $36,000 and $34,500 during 2023 and 2022, respectively. Our independent managers also receive fees of $2,000 for the first day and $1,200 for any additional days for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The independent managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2023:

Title of Class	Name and Address of Owner(1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	161.80	0.8%	$17,539.92	0.3%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	15,469.20	77.4%	1,676,904.63	24.8%
Class A Common Units	Kenneth R. Summers	200.00	1.0%	21,680.55	0.3%
Class A Common Units	Eric A. Rauscher	200.00	1.0%	21,680.55	0.3%
Class A Common Units	William Myrick	2,969.00	14.8%	321,847.23	4.8%
Class A Common Units	Barbara Harshman	400.00	2.0%	43,361.12	0.6%
Class A Common Units	Gregory Sheldon	200.00	1.0%	21,680.55	0.3%
Class A Common Units	Catherine Loftin	200.00	1.0%	6,687.78	0.1%
Class A Common Units	Mark Reynolds	200.00	1.0%	6,687.78	0.1%
Repurchase of Class A Common Units				(143,713.85)	(2.1)%
Subtotal of Common Voting Equity		20,000.00	100.0%	$1,994,356.26	29.5%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	12.02	25.19%	1,202,178.92	17.8%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	8.02	16.80%	801,674.37	11.8%
Series C Preferred Units	Other Holders of Series C Preferred Units	27.69	58.01%	$2,769,405.25	40.9%
Subtotal of Series C Preferred Units		47.73	100.0%	$4,773,258.54	70.5%
Total Members’ Capital and Redeemable Preferred Equity		20,033.73		$6,767,614.80	100.0%

(1)	The addresses of each Class A Common Unit owners named above are:

●	Daniel and Joyce Wallach, the 2007 Daniel M. Wallach Legacy Trust, William Myrick, Barbara Harshman, Catherine Loftin and Mark Reynolds are 13241 Bartram Park Blvd., Suite 2401, Jacksonville, FL 32258;
●	Kenneth R. Summers is PO Box 995, Morgantown, WV 26507; and
●	Eric A. Rauscher is 2706 South Park Rd, Bethel Park, PA 15102.

The address of each Series C Preferred Unit owners named above are:

●	Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd, Suite 2401, Jacksonville, FL 32258; and
●	Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

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

Two of our managers, Catherine Loftin, our CFO, and Mark Reynolds, our EVP, of Sales each own 1% of our Class A common units. Barbara L. Harshman, our EVP of Operations, owns 2% of our Class A common units. Mr. Myrick owns 15.3% of our Class A common units.

Mr. Wallach and his wife’s parents own 33.29 and 5.42 of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 23.58 of our Series C Preferred Units.

The Company has a Senior Subordinated Promissory Note with the parents of Mr. Wallach for $374,000 The interest rate on the promissory note is 10% and the lender may require us to repay $20,000 of principal and all unpaid interest with 10 days’ notice, as more fully described in Note 7.

A son of one of our Managers’ is a minor participant in the Shuman LOC, which is more fully described in Note 7. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000,000.

During 2021, Mr. Myrick purchased two loans from the Company for approximately $141,000 and both loans were serviced by the company as of December 31, 2021. One loan paid off during 2022 and the second loan paid off in 2023.

During 2021, one of our managers purchased one loans from the Company for $405,000. The loan paid off during 2022 and the proceeds were used to purchase another loan for $417,000. The loan was serviced by the company and paid off in 2023.

The Hoskins Group had a preferred equity interest in the Company as of December 31, 2022 which was paid off in 2023. The Series B Preferred Units to the Hoskins Group, as more fully described in Note 9 – Members’ Capital.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $5,454 outstanding at December 31, 2023. For the years ended December 31, 2023 and 2022 our investments from affiliates which exceed $120 through our Notes Program and other unsecured debt are detailed below:

(All $ in Thousands)

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2023	2022	2023	2023	2022
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$48	$48

Wallach Educational Trust	Member	-	162	-%	-	11

David Wallach Living Trust	Father of Member	377	366	8.94%	34	66

Gregory L. Sheldon	Independent Manager	828	598	9.60%	79	41

Joseph Rauscher	Parent of Independent Manager	144	144	7.00%	10	7

Kenneth Summers	Independent Manager	235	208	6.29%	15	4

Schultz Family Revocable Living Trust	Trustee is Mother -in-Law of Member	183	178	8.56%	16	13

Barbara Harshman	Member	129	-	8.87%	11	-

Lamar Sheldon	Parent of Independent Manager	274	253	10.0%	27	23

Daniel and Joyce Wallach	Member	135	-	10%	14	-

Scott Summers	Son of Independent Manager	250	500	8.00%	20	10

Madison Trust Company FBO Bruce Eppinger	5% Member	1,825	-	10.5%	192	-

Miguel Ascencio	5% Member	400	-	10.0%	40	-

Paula Eppinger	Parent of 5% Member	200	-	10.0%	20	-

Hoskins Group’s Series B Preferred Equity

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10,000 at each closing of a lot to a third party in the land securing certain development loans.

During March 2023, the Company redeemed 100% of the outstanding Series B Preferred Units constituting 19 units, at a redemption price of $1,900,000. As of December 31, 2023 and 2022, the Hoskins Group owned a total of 0 and 19.0 Series B Preferred Units, which were issued for a total of $0 and $1,900,000, respectively.

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

During March 2023, the Company redeemed 11.78109 of the Series C Preferred Units, held by our CEO and his wife, at a redemption price of $1,178,000, all of which was reinvested in Common Units.

Sale of Commercial Loans

During 2021, Mr. Myrick purchased two loans from the Company for approximately $141,000 and both loans were serviced by the company as of December 31, 2021. One loan paid off during 2022 and the second loan paid off in 2023.

During 2021, one of our managers purchased one loans from the Company for $405,000. The loan paid off during 2022 and the proceeds were used to purchase another loan for $417,000. The loan was serviced by the company and paid off in 2023.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2022, Warren Averett, LLC (“Warren Averett”) served as our independent registered accounting firm and provided certain other services. Warren Averett began serving as our independent registered accounting firm in 2019.

On January 20, 2023, the Company dismissed Warren Averett as their independent registered public accounting firm. The dismissal of Warren Averett was approved by the Audit Committee of the Company’s Board of Managers (the “Audit Committee”). Warren Averett’s audit report on the financial statements of the Company for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. Subsequent to the dismissal of Warren Averett, the Audit Committee engaged HORNE as its independent registered public accounting firm on January 20, 2023.

Our Audit Committee reviewed the audit services performed by HORNE and Warren Averett for 2023 and 2022. The aggregate agreed-upon and billed fees for professional accounting services provided by HORNE and Warren Averett, including the audit of our annual consolidated financial statements, for the years ended December 31, 2023 and 2022, are set forth in the table below.

	Warren Averett 2023	HORNE 2023	Warren Averett 2022
Audit Fees	$-	$134,500	$201,475
Audit-Related Fees	$7,492	2,000	$-

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

Audit-Related Fees - Audit-related fees are assurance related services that traditionally are performed by the independent accountant, not included in the Audit Fees category above, including statutory audits.

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

All services rendered by HORNE and Warren Averett for the year ended December 31, 2023 and 2022, respectively, were pre-approved in accordance with the policies set forth above.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k, filed March 31, 2020, Commission File No. 333-224557

3.6*	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of the Registrant.

4.1	Indenture Agreement (including Form of Note) dated September 16, 2022, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 16, 2022, Commission File No. 333-263759

10.1	Amended, Restated and Consolidated Credit Agreement dated January 27, 2022 by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed on March 10, 2022, Commission File No. 333-224557

10.2	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 Financial, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.11	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.12	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.13	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.14	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.15	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.16	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.17	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.18	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.19	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.20	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.21	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.22	Master Loan Modification Agreement between Shepherd’s Finance, LLC and Paul Swanson effective as of April 11, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.23	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.24	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.25	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.26	Loan Modification Agreement by and between Shepherd’s Finance, LLC and Paul Swanson, dated as of December 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2019, Commission File No. 333-203707

10.27	Loan Agreement by and between Shepherd’s Finance, LLC and LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.28	Note from Shepherd’s Finance, LLC in favor of LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.29	Loan Agreement dated February 5, 2021 by and between the Registrant and LCA Bank Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

10.30	Promissory Note dated February 5, 2021 from the Company in favor of LCA Bank Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

21.1	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed on March 10, 2022, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

104	Inline XBRL Cover Page Interactive Data File

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 15, 2024	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 15, 2024
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Loftin	Chief Financial Officer	March 15, 2024
Catherine Loftin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 15, 2024
Kenneth R. Summers

/s/ Eric A. Rauscher	Manager	March 15, 2024
Eric A. Rauscher

/s/ Gregory L. Sheldon	Manager	March 15, 2024
Gregory L. Sheldon

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2023 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Managers of Shepherd’s Finance, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Shepherd’s Finance, LLC (the “Company”) as of December 31, 2023, the related consolidated statement of operations for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HORNE LLP

We have served as the Company’s auditor since 2023.

Brentwood, Tennessee

March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and

Members of Shepherd’s Finance, LLC

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Shepherd’s Finance, LLC as of December 31, 2022 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shepherd’s Finance, LLC as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Warren Averett, LLC

We had served as Shepherd’s Finance, LLC’s auditor since 2018.

PCAOB #2226

Birmingham, Alabama

March 15, 2023

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2023, and 2022

(in thousands of dollars)	2023	2022

Assets
Cash and cash equivalents	$3,522	$2,996
Restricted cash	-	1,200
Accrued interest receivable	1,171	670
Loans receivable, net	58,130	56,650
Real estate investments	435	660
Foreclosed assets, net	130	1,582
Premises and equipment	828	852
Other assets	618	862
Total assets	$64,834	$65,472
Liabilities, Redeemable Preferred Equity, and Members’ Capital
Customer interest escrow	$292	$766
Accounts payable and accrued expenses	609	650
Accrued interest payable	3,861	2,921
Notes payable secured, net of deferred financing costs	21,519	23,173
Notes payable unsecured, net of deferred financing costs	31,786	30,110
Due to preferred equity member	-	47
Total liabilities	$58,067	$57,667

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$4,773	$5,725

Members’ Capital
Series B preferred equity	-	1,900
Class A common equity	1,994	180
Members’ capital	$1,994	$2,080

Total liabilities, redeemable preferred equity and members’ capital	$64,834	$65,472

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

(in thousands of dollars)	2023	2022

Net Interest Income
Interest and fee income on loans	$11,554	$10,220
Interest expense:
Interest related to secured borrowings	2,263	2,134
Interest related to unsecured borrowings	3,261	2,972
Interest expense	$5,524	$5,106

Net interest income	6,030	5,114

Less: Credit loss provision	737	930
Net interest income after credit loss provision	5,293	4,184

Non-Interest Income
Gain on sale of foreclosed assets	$8	$101
Gain on sale of real estate investments	10	–
Dividend income	–	62
Other income	80	154
Total non-interest income	$98	$317

Income	5,391	4,501

Non-Interest Expense
Selling, general and administrative	$2,696	$2,683
Depreciation and amortization	81	56
Loss on the sale of foreclosed assets	34	–
Impairment loss on foreclosed assets	2	2
Total non – Interest expense	2,813	2,741

Net income	$2,578	$1,760

Net income attributable to preferred equity holders	584	826

Net income attributable to common equity holders	$1,994	$934

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2023 and 2022

(in thousands of dollars)	Series B Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2022	$1,720	$(130)	$1,590
Net Income attributable to Series B and Common A equity	184	934	1,118
Contributions of Series B equity	180	-	180
Distributions to Series B equity	(184)	(624)	(808)
December 31, 2022	$1,900	$180	$2,080

Net Income attributable to Common A equity	$-	$1,991	$1,991
Contributions of Common A equity	-	1,460	1,460
Distributions to Class A equity	-	(1,286)	(1,286)
Distributions to Series B equity	(1,900)	-	(1,900)
Cumulative effect of CECL adoption as of January 1, 2023	-	(178)	(178)
Repurchase of Common A equity units	-	(180)	(180)
Stock compensation expense	-	7	7
December 31, 2023	$-	$1,994	$1,994

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

(in thousands of dollars)	2023	2022

Cash flows from operations
Net income	$2,578	$1,760
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	235	227
Provision for credit losses	737	930
Change in loan origination fees, net	456	120
Depreciation and amortization	81	53
Impairment of foreclosed assets, net	2	2
Gain on sale of foreclosed assets, net	(8)	(101)
Loss on sale of foreclosed assets	34	-
Gain on sale of real estate investments	(10)	-
Net change in operating assets and liabilities:
Other assets	187	197
Accrued interest receivable	(501)	(72)
Customer interest escrow	(521)	107
Accrued interest payable	1,834	1,114
Accounts payable and accrued expenses	(41)	354

Net cash provided by operating activities	5,063	4,691

Cash flows from investing activities
Loan originations and principal collections, net	(2,851)	(10,296)
Investment in foreclosed assets	(125)	(316)
Additions for construction in real estate investments	(1,896)	(2,226)
Deposits for construction in real estate investments	-	1,570
Proceeds from sale of real estate investments	2,131	1,647
Proceeds from sale of foreclosed assets	1,549	1,096

Net cash used in investing activities	(1,192)	(8,525)

Cash flows from financing activities
Contributions from Common A equity holders	1,460	-
Contributions from preferred B equity holders	-	180
Contributions from preferred C equity holders	-	200
Distributions to preferred B equity holders	(1,900)	-
Distributions to redeemable C equity holders	(1,539)	(131)
Distributions to common equity holders	(1,286)	(624)
Proceeds from secured note payable	13,630	14,624
Repayments of secured note payable	(14,542)	(11,103)
Proceeds from unsecured notes payable	3,315	10,680
Redemptions/repayments of unsecured notes payable	(3,406)	(9,308)
Repurchase of common A equity units	(180)	-
Stock compensation expense	7	-
Deferred financing costs paid	(104)	(223)

Net cash (used in) provided by financing activities	(4,545)	4,295

Net change in cash, cash equivalents and restricted cash	(674)	461

Cash, cash equivalents and restricted cash
Beginning of period	4,196	3,735
End of period	$3,522	$4,196

Supplemental disclosure of cash flow information
Cash paid for interest	$6,464	$5,814

Non-cash investing and financing activities
Earned by Series B preferred equity holders but not distributed to customer interest escrow	$-	$47
Earned by Series B preferred equity holders and distributed to customer interest escrow	$47	$180
Foreclosed assets transferred from loans receivable, net	$-	$556
Foreclosed assets transferred to loans receivable, net	$-	$1,017
Secured and unsecured notes payable transfers	$777	$368
Accrued interest payable transferred to unsecured notes payable	$894	$657
Construction loans funded through the reduction of Secured LOC from affiliates	$-	$170

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

The Company extends commercial loans to residential homebuilders (in 20 states as of December 31, 2023) to:

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that market conditions could deteriorate, which could materially affect our consolidated financial position, results of operations and cash flows. Among other effects, such changes could result in the need to increase the amount of our allowance for credit losses and impair our foreclosed assets.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $40 and $134 for the years ended December 31, 2023 and 2022, respectively.

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

Loans Receivable

Loans are stated at the amount of unpaid principal, net of any allowances for credit losses, and adjusted for (1) the net unrecognized portion of direct costs and non-refundable loan fees associated with lending, and (2) deposits made by the borrowers used as collateral for a loan and due back to the builder at or prior to loan payoff. The net amount of non-refundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method.

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

Allowance for Credit Losses

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, the modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C defines the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

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

The following is performed by the Company’s Production Loan Operations department to determine the loan grades included within our loan’s receivable portfolio:

Each is rated on a scale of 1-5. With 5 being the highest rating, equal weight is given based on cash (split between average balance and ending balance), credit, and experience.

POINTS-CASH

●	Average cash should be 2% of the borrower’s total approval limit = .83 POINTS
●	Ending cash balance should be 1% of their total approval limit = .83 POINTS

Bank statements received from the borrower are entered into LAS by the loan processors at the time of the initial application or annual credit renewal. The Company’s Loan Administration System (“LAS”) automatically calculates the grading points given for cash based on the borrower’s approval limits and calculated cash ending and average balances

POINTS-CREDIT

●	630 or higher credit score = 1.66

Credit scores are entered into LAS by the loan processors at the time of the initial application or annual credit renewal. LAS automatically calculates the grading points given for credit scores based on the average of the scores entered for the reporting agencies TransUnion and Equifax for all guarantors.

POINTS-EXPERIENCE

●	Meets minimum experience requirement according to the application matrix = 1.66

At the time of the initial application, the loan processor and underwriter determine whether the applicant meets the minimum experience requirements and enters this information into LAS under the application processing checklist. LAS then determines, based on how the question is answered, how many points are allocated to this category.

At the time of each loan approval, the underwriter confirms the grade calculated by LAS prior to signing off on the loan approval.

POINTS

Points from the three categories are added to come up with their 1-5 rating. The grading scale is as follows:

●	Rating Score of 4+ = A
●	Rating Score of 2.49 – 3.9 = B
●	Rating Score below 2.49 = C

Once the grading is established or locked in at the time of origination the loan then is populated into the Historical Loan Loss Analysis report. This report populates each loan ranking at the time of origination and does not fluctuate.

Borrower’s credit rankings do change over time based on new information obtained when available.

The CECL calculation for credit loss is performed using the following for the quantitative portion of the analysis:

1.	Commitment value which is obtained when the loan originates;
2.	Historical Originations by Ranking Bucket which is the sum of the Commitment Value obtained when the loan is closed; and
3.	Losses by Ranking Bucket which are losses expensed for loans not within foreclosure since 2018.

The Loan Committee reviews ongoing activity with regard to loans, to include discussion regarding any changes in the reserve and charge-offs. These meetings are documented within the related Board of Managers minutes.

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

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. At December 31, 2023, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	29%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	7%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	6%	Spokane, WA	7%

Recent Accounting Pronouncements

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

In the remainder of these Notes to the Consolidated Financial Statements, references to CECL or to ASC 326 shall mean the accounting standards and principles set forth in ASC 326 after giving effect to ASU 2016-13. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

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

Fair Value Measurements of Non-Financial Instruments on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment. The fair values of impaired loans with specific allocations of the allowance for credit losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell. Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals less selling costs.

Impaired Loans

The appraisals used to establish the value of impaired loans are based on similar properties at similar times; however, due to the differences in time and properties, the impaired loans are classified as Level 3. There were 17 and 14 impaired loan assets as of December 31, 2023 and December 31, 2022, respectively.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2023 and 2022:

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2023		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$130	$130	$–	$–	$130
Impaired loans due to COVID-19, net	82	82	–	–	82
Other impaired loans, net	5,393	5,393	–	–	5,393
Total	$5,605	$5,605	$–	$–	$5,605

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2022		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,582	$1,582	$–	$–	$1,582
Impaired loans due to COVID-19, net	1,348	1,348	–	–	1,348
Other impaired loans, net	3,596	3,596	–	–	3,596
Total	$6,526	$6,526	$–	$–	$6,526

Fair Value of Financial Instruments

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are either payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2023 and 2022. The interest on our Notes offering is paid to our Note holders either monthly or at the end of their investment, compounded on a monthly basis. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

	December 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$3,522	$3,522	$4,196	$4,196
Loans receivable, net	58,130	58,130	56,650	56,650
Accrued interest on loans	1,171	1,171	670	670
Financial Liabilities
Customer interest escrow	292	292	766	766
Notes payable secured, net	21,519	21,519	23,173	23,173
Notes payable unsecured, net	31,786	31,786	30,110	30,110

Accrued interest payable	3,861	3,861	650	650

4. Real Estate Investment Assets

During June 2020, we acquired four lots from a borrower in exchange for the transfer of loans secured by those lots. We extinguished the principal balance for the loans on the lots in the amount of $640 and in addition, paid a $500 management fee for the development of homes on the lots. The management fee was paid through reducing the principal balance on a current loan receivable with the borrower. Two of the four homes sold during 2022 and the remaining two sold in 2023.

During October 2023, the Company acquired two properties to construct houses on each lot. Once the properties are fully developed and sold the use of proceeds from the sale will first apply to the land, building, furniture and interest costs to the Company and a portion of the remaining funds will be distributed as a management fee for the development of the homes.

The following table is a roll forward of real estate investment assets:

	December 31, 2023	December 31, 2022

Beginning balance	$660	$1,651
Deposits from real estate investments	-	(1,570)
Gain on sale of real estate investments	10	-
Proceeds from the sale of real estate investments	(2,131)	(1,647)
Additions for construction, land and development	1,896	2,226
Ending balance	$435	$660

5. Loans Receivables, net

Financing receivables are comprised of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Loans receivable, gross	$61,293	$60,974
Less: Deferred loan fees	(1,772)	(1,264)
Less: Deposits	(1,056)	(839)
Plus: Deferred origination costs	360	306
Less: Allowance for credit losses	(695)	(2,527)
Loans receivable, net	$58,130	$56,650

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2023, we have 62 borrowers, all of whom borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 2.5% above our cost of funds. In addition, we charge a 5% loan fee and our cost of funds was 11.53% as of December 31, 2023.

Our loans are demand loans and most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of the loan portfolio to builders for home construction loans as of December 31, 2023 and 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2023	20	62	225	$117,169	$75,300	$51,788	64	%(3)	5%
2022	21	66	230	$104,993	$72,526	$52,796	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2023 and 2022:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
2023	6	9	11	$23,873	$11,256	$9,505	40	%(3)	varies
2022	8	14	20	$19,718	$12,110	$8,178	41	%(3)	varies

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid. A portion of this collateral is $0 and $1,900 as of December 31, 2023 and 2022, respectively, of preferred equity in our Company. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity might be difficult to sell, which may impact our ability to recover the loan balance. In addition, a portion of the collateral value is estimated based on the selling prices anticipated for the homes.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net or construction and development loans:

	December 31, 2023	December 31, 2022

Beginning balance	$56,650	$46,943
Originations and modifications	58,216	59,408
Principal collections	(57,895)	(49,658)
Transferred from loans receivables, net	-	(556)
Transferred to loans receivables, net	-	1,017
Change in builder deposit	(217)	95
Change in allowance for credit losses	1,832	(479)
Change in loan fees, net	(456)	(120)

Ending balance	$58,130	$56,650

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

Our Company construction loans are collateralized by land and real estate while our Company development loans are collateralized by land. Secured nonaccrual loans individually evaluated are also collateralized by land and real estate. Our Company has one unsecured loan that is not collateralized; however, it is fully reserved at $86 as of December 31, 2023.

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,252	$59,075	$215
B Credit Risk	5,718	10,339	33
C Credit Risk	-	-	-

Development Loans Collectively Evaluated:
A Credit Risk	$8,787	$9,793	$4
B Credit Risk	172	511	-
C Credit Risk	452	454	10

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$86

Secured Nonaccrual loans Individually Evaluated:	$5,826	$6,303	$351

Total	$61,293	$86,556	$699

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$-	$86	$-

Secured Nonaccrual loans Individually Evaluated:	$2,495	$3,331	$-

Total	$2,495	$3,417	$-

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

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Forbearance Loans
B Credit Risk	–	–	–	–	–	–
C Credit Risk	–	–	–	–	–	–

Unsecured Nonaccrual loans Individually Evaluated:	86	–	–	–	–	86
Secured Nonaccrual loans Individually Evaluated:	5,826	–	881	1,497	1,641	1,807
Total	$61,293	$55,381	$881	$1,497	$1,641	$1,893

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses:

	Performing Loans						Nonaccrual loans
	Construction Loans A Credit Risk	Construction Loans B Credit Risk	Construction Loans C Credit Risk	Development Loans A Credit Risk	Development Loans B Credit Risk	Development Loans C Credit Risk	Secured Individually Evaluated	Unsecured Individually Evaluated	Total
ACL December 31, 2022	$(174)	(66)	(9)	(37)	(2)	(7)	(247)	(1,986)	$(2,527)
Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	-	(139)	(178)
Charge-offs	-	-	-	-	-	-	132	2,610	2,742
Reduction in ACL for loan participations	5	-	-	-	-	-		-	5
Credit loss provision	(13)	35	21	(3)	(0)	26	(236)	(566)	(737)
ACL December 31, 2023	$(215)	(32)	-	(5)	-	(11)	(351)	(81)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $25,263 and $23,662 as of December 31, 2023 and December 31, 2022, respectively. The allowance for credit losses is calculated at an estimated loss rate and the total commitment value for loans in our portfolio. Both the funded and unfunded portion of the allowance for credit losses are included in loans receivables, net on the Balance Sheet as of December 31, 2023. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2023		December 31, 2022
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	29%	Pittsburgh, PA	27%
Second highest concentration risk	Cape Coral, FL	7%	Orlando, FL	9%
Third highest concentration risk	Orlando, FL	6%	Spokane, WA	7%

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

Finance Receivables – By risk rating:

December 31, 2022

Pass	$49,955
Special mention	3,842
Classified – accruing	–
Classified – non-accrual	7,177

Total	$60,974

Finance Receivables – Method of impairment calculation:

December 31, 2022

Performing loans evaluated individually	$15,984
Performing loans evaluated collectively	37,813
Non-performing loans without a specific reserve	1,096
Non-performing loans with a specific reserve	6,081

Total evaluated collectively for credit losses	$60,974

The following is a summary of our impaired non-accrual construction and development loans as of December 31, 2022.

December 31, 2022

Unpaid principal balance (contractual obligation from customer)	$7,628
Charge-offs and payments applied	(451)
Gross value before related allowance	7,177
Related allowance	(2,233)
Value after allowance	$4,944

Below is an aging schedule of loans receivable as of December 31, 2022, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	“–	$–	–%

Total	250	$60,974	100.0%

Below is an aging schedule of loans receivable as of December 31, 2022, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	236	$53,797	88.2%
60-89 days	4	2,570	4.2%
90-179 days	–	–	–%
180-269 days	3	528	0.9%
>270 days	7	4,079	6.7%

Subtotal	250	$60,974	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	250	$60,974	100.0%

6. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Beginning balance	$1,582	$2,724
Transferred from loans receivables, net	-	556
Transferred to loans receivables, net	-	(1,017)
Investments in foreclosed assets	125	316
Sale proceeds	(1,549)	(1,096)
Loss on sale of foreclosed assets	(34)	-
Gain on sale of foreclosed assets	8	101
Impairment loss on foreclosed assets	(2)	(2)
Ending balance	$130	$1,582

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2023	December 31, 2022
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$21,196	$23,142
Secured line of credit from affiliates	2	326	35
Unsecured line of credit (senior)	3	1,160	1,250
Other unsecured debt (senior subordinated)	4	1,094	1,094
Unsecured Notes through our public offering, gross	5	20,854	21,576
Other unsecured debt (subordinated)	5	8,006	5,649
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(238)	(370)

Total		$53,305	$53,283

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2024	$35,732	$8,430	$6,333	$20,969
2025	8,296	7,079	1,198	19
2026	3,451	1,366	2,065	20
2027	4,371	3,979	371	21
2028	22	-	-	22
2029 and thereafter	1,671	-	1,200	471
Total	$53,543	$20,854	$11,167	$21,522

Loan Purchase and Sale Agreements

We have two loan purchase and sale agreements where we are the seller of portions of loans we create. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 85% of each loan sold. They receive interest rates ranging from our cost of funds to the interest rate charged to the borrower. The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings.

In March 2018, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Seventh Amendment was to allow S.K. Funding to purchase a portion of loans sold to one borrower in Pennsylvania.

The timing of the Company’s principal and interest payments to S.K. Funding under the Seventh Amendment, and S.K. Funding’s obligation to fund the loans in Pennsylvania, vary depending on the total principal amount outstanding at any time, as follows:

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

In October of 2023, we entered into the Thirteenth Amendment (the “Thirteenth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Thirteenth Amendment was to sell participating interests in a few of our loans with our largest customer. These sales are different than all of our other loan participations in that the buyer is not in a preferred risk position, and as such, the portions of the loans sold are treated as an actual loan sale. The balance of the portion sold is removed from our balance sheet. The interest on the portion sold is not reflected on our statement of operations, and there is no interest cost or loan loss related to the sold portion on our statement of operations. The fee we earn on these loans for origination and servicing is recognized over the expected life of the loan in the same way that all of our loans are.

Pursuant to the Thirteenth Amendment, the aggregate amount of the S.K. Funding’s commitment, either funded or unfunded, under certain loans purchased by S.K. Funding covered by the Thirteenth Amendment (the “Loans”) was increased to $1,650. As of the effective date of the Thirteenth Amendment, S.K. Funding has funded $1,400 and agreed to fund an additional $250 upon notice from us that such additional amount is desired to fund the Loans. In addition, the amount of the portion of any Loan purchased by S.K. Funding was adjusted to the lesser of (i) 45% of our approved appraised value or a third-party sales price if the collateral property is under agreement for sale, as applicable, and (ii) 50% of the maximum principal of the loan after deducing the loan fee. The interest rate for the Loans is the lessor of the (i) the interest rate on such Loan or (ii) 14%, calculated on a 365/366 day basis. For such amounts of the Loan amount that are unsecured, the interest rate for such amounts is 9.5%, calculated on a 365/366 day basis. The loan receivables gross principal balance of the sold portion of the Loans as of December 31, 2023 was $990.

The term of Thirteenth Amendment and S.K. Funding’s participation in the Loans, shall be through the repayment of the last Loan participated in by S.K. Funding pursuant to the terms of the Thirteenth Amendment.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered into the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 11.50% and 10.50% as of December 31, 2023 and 2022, respectfully. As of December 31, 2023, and 2022, the amount outstanding pursuant to the Wallach LOC was $160 and $0, respectively. For the years ended December 31, 2023 and 2022, interest expense was $18 and $0, respectively. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 11.50% and 10.50% as of December 31, 2023 and 2022. As of December 31, 2023, and 2022, the amount outstanding pursuant to the Wallach Trust LOC was $166 and $0, respectively. For the years ended December 31, 2023 and 2022, interest expense was $20 and $0, respectively. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

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

As of December 31, 2023 and 2022, the amount outstanding pursuant to the Myrick LOC was $0 and $35, respectively. For the years ended December 31, 2023 and 2022, interest expense was $2 and $24, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2024, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2023 and 2022, the amount outstanding pursuant to the Shuman LOC was $125. Interest expense was $13 for both years ended December 31, 2023 and 2022, respectively.

Line of Credit with Judith Swanson

During December 2021, the Swanson Line of Credit (“Swanson LOC”) was assigned to Judith Swanson (“Judith Swanson LOC”), as trustee of a trust. Pursuant to the Swanson Modification Agreement, the Judith Swanson LOC provides us with a revolving line of credit with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 6.75%; and
●	Due in July 2024, but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Judith Swanson LOC was fully borrowed on the secured and unsecured portion of the line of credit as of December 31, 2023 and 2022. The secured balance on the Judith Swanson LOC was $5,164 and $6,473, as of December 31, 2023 and 2022, respectively. Interest expense was $556 and $500 for the years ended December 31, 2023 and 2022, respectively.

New Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us between 9.00% and 10.00%; and
●	Terms generally allow the lenders to give one month notice after which the principal balance of a New LOC Agreement will reduce to a zero over the next six months.

The total balance of the New LOC Agreements was $3,066 and $2,790 as of December 31, 2023 and 2022, respectively. Interest expense was $230 and $287 for the year ended December 31, 2023 and 2022, respectively.

Mortgage Payable

During January 2018, we entered into a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate was 5.07% per annum until it increased 1.53% to 6.60% in January 2023 and is based on a year of 360 days; and
●	Due in January 2033.

The principal amount of the Company’s commercial mortgage was $571 and $587 as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, interest expense was $39 and $31 respectively.

Community Loan

During June 2020, we entered into a business loan agreement with Community Bank (“Community Loan”) with the following terms:

●	Principal not to exceed $362;
●	Secured by certain of our foreclosed assets;
●	Interest rate was 3.8% per annum based on a year of 360 days; and
●	Due in July 2025.

During October 2022, we paid off the Community Loan principal of $217, and the loan was terminated. Interest expense for the years ended December 31, 2023 and 2022 was $0 and $10, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 and $4 as of December 31, 2023 and 2022, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2023		December 31, 2022
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,615	$5,770	$8,232	$6,065
S.K. Funding	7,358	6,500	9,049	7,100

Lender
Shuman	358	125	724	125
Jeff Eppinger	3,496	1,500	2,761	1,500
R. Scott Summers	2,177	1,003	1,334	728
John C. Solomon	598	563	1,172	563
Judith Swanson	10,038	5,164	9,571	6,473

Total	$31,640	$20,625	$32,843	$22,554

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at December 31, 2023 and December 31, 2022 was 9.01% and 8.60%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	December 31, 2023	December 31, 2022

Gross notes outstanding, beginning of period	$21,576	$20,636
Notes issued	1,353	7,245
Note repayments / redemptions	(2,075)	(6,305)

Gross notes outstanding, end of period	20,854	21,576

Less deferred financing costs, net	(235)	(367)

Notes outstanding, net	$20,619	$21,209

The following is a roll forward of deferred financing costs:

	December 31, 2023	December 31, 2022

Deferred financing costs, beginning balance	$835	$1,061
Additions	103	223
Disposals	-	(449)
Deferred financing costs, ending balance	$939	$835
Less accumulated amortization	(703)	(468)
Deferred financing costs, net	$235	$367

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2023	December 31, 2022

Accumulated amortization, beginning balance	$468	$694
Additions	235	223
Disposals	-	(449)
Accumulated amortization, ending balance	$703	$468

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	December 31, 2023	December 31, 2022
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$410	$500
Unsecured Line of Credit from Judith Swanson	October 2023	10.0%	1,836	527
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2024	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	October 2023	10.0%	-	400
Subordinated Promissory Note	March 2024	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	January 2026	8.0%	-	10
Subordinated Promissory Note	March 2027	10.0%	26	-
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2023	8.0%	-	100
Subordinated Promissory Note	July 2025	8.0%	100	-
Subordinated Promissory Note	September 2023	7.0%	-	94
Subordinated Promissory Note	September 2027	10%	108	-
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,200	-
Subordinated Promissory Note	April 2024	10.0%	750	750
Subordinated Promissory Note	May 2027	10.0%	98	-
Subordinated Promissory Note	November 2027	10.0%	120	-
			$11,167	$8,900

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

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

Roll forward of redeemable preferred equity:

	December 31, 2023	December 31, 2022

Beginning balance	$5,725	$5,014
Additions from new investment	-	200
Distributions	(1,539)	(131)
Additions from reinvestment	587	642

Ending balance	$4,773	$5,725

The following table shows the earliest redemption options for investors in Series C Preferred Units as of December 31, 2023:

Year Maturing	Total Amount Redeemable

2024	$2,486
2025	510
2026	309
2027	1,262
2028	206

Total	$4,773

During March 2023, the Company redeemed 11.78109 of the Series C Preferred Units, held by our CEO and his wife, at a redemption price of $1,178, all of which was reinvested in Common Units.

9. Members’ Capital

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series B cumulative preferred units (“Series B Preferred Units”). As of December 31, 2023, the Class A Common Units are held by 10 members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account.

During March 2023, the Company issued 17,371 Class A Common Units for $1,460. As of December 31, 2023 and 2022, Class A Common Units outstanding were 20,000 and 2,629, respectively.

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10 at each closing of a lot to a third party in the land securing certain development loans.

During March 2023, the Company redeemed 100% of the outstanding Series B Preferred Units constituting 19 units, at a redemption price of $1,900. As of December 31, 2023 and 2022, the Hoskins Group owned a total of 0 and 19.0 Series B Preferred Units, which were issued for a total of $0 and $1,900, respectively.

On October 1, 2023, the Company entered into restricted unit agreements with Mark Reynolds, the Executive Vice President of Sales, and Catherine Loftin, the Chief Financial Officer, pursuant to which the Company issued 200 restricted common units to each of Mark Reynolds and Catherine Loftin. Vesting of the restricted common units commences from the grant date and occur thereafter on the first day of each subsequent calendar month subject to the Company satisfying monthly earnings goals, measured two months in arrears in accordance with the vesting schedule.

As of December 31, 2023 and 2022, 14 and 0 restricted common units vested and 386 and 0 restricted common units were outstanding, respectively. In addition, stock compensation expense was $7 and $0 as of December 31, 2023 and 2022, respectively.

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

Two of our managers, Catherine Loftin our CFO and Mark Reynolds our EVP of Sales each own 1% of our Class A common units. Barbara L. Harshman, our EVP of Operations, owns 2% of our Class A common units. Mr. Myrick owns 15.3% of our Class A common units.

Mr. Wallach and his wife’s parents own 33.29 and 5.42 of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 23.58 of our Series C Preferred Units.

The Company has a Senior Subordinated Promissory Note with the parents of Mr. Wallach for $375. The interest rate on the promissory note is 10% and the lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice, as more fully described in Note 7.

A son of one of our Managers’ is a minor participant in the Shuman LOC, which is more fully described in Note 7. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000.

During 2021, Mr. Myrick purchased two loans from the Company for approximately $141 and both loans were serviced by the company as of December 31, 2021. One loan paid off during 2022 and the second loan paid off in 2023.

During 2021, one of our managers purchased one loans from the Company for $405. The loan paid off during 2022 and the proceeds were used to purchase another loan for $417. The loan was serviced by the company and paid off in 2023.

The Hoskins Group had a preferred equity interest in the Company as of December 31, 2022 which was paid off in 2023. The Series B Preferred Units to the Hoskins Group, as more fully described in Note 9 – Members’ Capital.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $5,454 outstanding at December 31, 2023. For the years ended December 31, 2023 and 2022 our investments from affiliates which exceed $120 through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2023	2022	2023	2023	2022
Eric A. Rauscher	Independent Manager	$475	$475	10.00%	$48	$48

Wallach Educational Trust	Member	-	162	-%	-	11

David Wallach Living Trust	Father of Member	377	366	8.94%	34	66

Gregory L. Sheldon	Independent Manager	828	598	9.60%	79	41

Joseph Rauscher	Parent of Independent Manager	144	144	7.00%	10	7

Kenneth Summers	Independent Manager	235	208	6.29%	15	4

Schultz Family Revocable Living Trust	Trustee is Mother -in-Law of Member	183	178	8.56%	16	13

Barbara Harshman	Member	129	-	8.87%	11	-

Lamar Sheldon	Parent of Independent Manager	274	253	10.0%	27	23

Daniel and Joyce Wallach	Member	135	-	10%	14	-

Scott Summers	Son of Independent Manager	250	500	8.00%	20	10

Madison Trust Company FBO Bruce Eppinger	5% Member	1,825	-	10.5%	192	-

Miguel Ascencio	5% Member	400	-	10.0%	40	-

Paula Eppinger	Parent of 5% Member	200	-	10.0%	20	-

11. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $25,263 and $23,662 at December 31, 2023 and 2022, respectively.

12. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2023 and 2022 are as follows:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2023	2023	2023	2023	2022	2022	2022	2022

Net interest and fee income	$1,606	$1,464	$1,509	$1,451	$1,407	$1,424	$1,242	$1,041
Credit loss provision	443	131	43	120	451	271	134	74
Net interest income after credit loss provision	1,163	1,333	1,466	1,331	956	1,153	1,108	967
Gain on sale of foreclosed assets	-	-	8	-	-	-	101	-
Gain on the sale of real estate assets	-	-	10	-	-		-	-
Dividend or other income	24	16	19	21	90	31	25	70
SG&A expense	662	591	617	826	672	603	713	695
Depreciation and amortization	20	21	20	20	20	12	12	12
Loss on sale of foreclosed assets	-	-	-	34	-	-	-	-
Impairment (gain) loss on foreclosed assets	9	-	(9)	2	(33)	35	-	-
Net income	$496	$737	$875	$470	$387	$534	$509	$330

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2023 and 2022:

	2023	2022
Selling, general and administrative expenses
Legal and accounting	$274	$244
Salaries and related expenses	1,708	1,611
Board related expenses	108	103
Advertising	40	134
Rent and utilities	61	74
Loan and foreclosed asset expenses	87	163
Travel	182	167
Other	236	187
Total SG&A	$2,696	$2,683

14. Subsequent Events

Management of the Company has evaluated subsequent events through March 15, 2024, the date these consolidated financial statements were issued.

On February 15, 2024, the Company entered into a certain Membership Interest Purchase Agreement (the “Agreement”) with Mark L. Hoskins and Barrett Hoskins, pursuant to which Mark L. Hoskins and Barrett Hoskins agreed to sell to the Company and the Company agreed to purchase from Mark L. Hoskins and Barrett Hoskins 100% of the membership interests (the “Acquisition”) in 339 Justabout Land Co., LLC (“339”), a land development company, for a purchase price of approximately $3,892 (the “Purchase Price”). 339 was formed in 2022 and, in 2022, purchased a large tract of land in Peters Township, Washington County, Pennsylvania, a suburb of Pittsburgh. The property has since been subdivided into two parcels. One parcel is being developed into 37 lots which should be available for construction of homes starting in the summer of 2024, of which one lot was purchased and is currently owned by Benjamin Marcus Homes, LLC (“BMH”), and the other parcel will be developed into 24 lots, which should be available for construction later this year or early next year (36 lots owned by 339 which should be available for construction, together with 24 lots owned by 339 which should be available for construction, the “60 Lots”). The total expected selling price of the lots is $17,800. The Purchase Price was then deposited by Mark L. Hoskins and BMH, which they also own, as equity. BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. 339 was purchased subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company. After the Acquisition, the Company will have approximately $9,100 invested in 339 and 339 will have an additional approximately $1,900 in debt. The Company anticipates further expenditures of $2,700 for development, not including capitalized interest.

On February 15, 2024, the Company completed the Acquisition of 339. In connection with the Acquisition, the Company caused 339 to enter into an agreement with BMH which gives BMH the option to purchase certain 37 lots owned by 339 for a period of one year at specified prices (the “Option Agreement”). BMH may exercise two additional one-year extensions 60 days prior to the expiration of the current option period or extension period subject to certain conditions. BMH incurred an option fee of $890 for the first year of the option agreement. The Company is also working with BMH to sell some lots to a third party. The Company also caused 339 to enter into a management services agreement (the “Management Services Agreement”) with BMH to manage the development of 60 Lots for a period of three years. The Management Services Agreement only pays BMH if all of the 60 Lots are sold within three years. If that is achieved, BMH will receive 67% of the profit from the sale of the 60 Lots.

As a result of the Acquisition, the Company has lowered the amount it is lending to BMH, its largest customer, which is owned by Mark Hoskins, and anticipates having direct sales contracts with third party builders for some of the lots, further reducing its exposure to its largest customer.

