Form 10-Q
period 2024-03-31
Shepherd's Finance, LLC
filed 2024-05-15
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the impact of inflation and rising interest rates on the economy and housing markets; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K for the year ended December 31, 2023. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2023.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets

(in thousands of dollars)	March 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$925	$3,522
Accrued interest receivable	918	1,171
Loans receivable, net	54,090	58,130
Real estate investments	11,981	435
Foreclosed assets, net	2,277	130
Premises and equipment	823	828
Other assets	1,443	618
Total assets	$72,457	$64,834
Liabilities, Redeemable Preferred Equity, and Members’ Capital
Customer interest escrow	$302	$292
Accounts payable and accrued expenses	451	609
Accrued interest payable	3,778	3,861
Notes payable secured, net of deferred financing costs	25,129	21,519
Notes payable unsecured, net of deferred financing costs	33,946	31,786
Deferred revenue – real estate investments	742	-
Total liabilities	$64,348	$58,067

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	$-	$4,773

Members’ Capital
Series C preferred equity	6,073	-
Class A common equity	2,036	1,994
Members’ capital	$8,109	$1,994

Total liabilities, redeemable preferred equity and members’ capital	$72,457	$64,834

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three Months Ended March 31, 2024 and 2023

(in thousands of dollars)	March 31, 2024	March 31, 2023

Net Interest Income
Interest and fee income on loans	$3,003	$2,854
Interest expense:
Interest related to secured borrowings	420	618
Interest related to unsecured borrowings	881	785
Interest expense	$1,301	$1,403

Net interest income	1,702	1,451

Less: Credit loss provision	222	120
Net interest income after credit loss provision	1,480	1,331

Non-Interest Income
Other income	$15	$21
Total non-interest income	15	21

Income before non-interest expense	1,495	1,352

Non-Interest Expense
Selling, general and administrative	$829	$826
Depreciation and amortization	21	20
Loss on foreclosed assets	201	36
Total non – interest expense	1,051	882

Net income	$444	$470

Net income attributable to preferred equity holders	145	160

Net income attributable to common equity holders	$299	$310

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended March 31, 2024 and 2023

(in thousands of dollars)	Series B Preferred Equity	Series C Preferred Equity		Class A Common Equity	Total Members’ Capital
January 1, 2023	$1,900		$-	$180	$2,080
Cumulative effect of CECL adoption as of January 1, 2023	-		-	(178)	(178)
Net income attributable to Common A equity	-		-	310	310
Contributions from Common A equity	-		-	1,460	1,460
Distributions to Common A equity	-		-	(153)	(153)
Distributions to Series B preferred equity	(1,900)		-	-	(1,900)
March 31, 2023	$-	$		$1,619	$1,619

January 1, 2024	$-		$-	$1,994	$1,994
Net income attributable to Common A equity	-		-	299	299
Net income attributable to Series C equity	-		145	-	145
Contributions from Series C equity	-		1,200	-	1,200
Conversion of Series C equity	-		4,773	-	4,773
Distributions to Series C equity	-		(45)	-	(45)
Distributions to Class A equity	-		-	(262)	(262)
Issuance of Common A equity units	-		-	5	5
March 31, 2024	$-		$6,073	$2,036	$8,109

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2024 and 2023

(in thousands of dollars)	March 31, 2024	March 31, 2023

Cash flows from operations
Net income	$444	$470
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	54	62
Provision for credit losses	222	120
Change in loan origination fees, net	(326)	103
Depreciation and amortization	21	20
Loss on foreclosed assets	201	36
Deferred revenue – real estate investments	742	-
Issuance of Common A equity units	5	-
Net change in operating assets and liabilities:
Other assets	(919)	575
Accrued interest receivable	253	(286)
Customer interest escrow	10	(252)
Accrued interest payable	139	405
Accounts payable and accrued expenses	(158)	740

Net cash provided by operating activities	688	1,993

Cash flows from investing activities
Loan originations and principal collections, net	(4,206)	(4,596)
Additions for construction in foreclosed assets	(42)	(114)
Acquisition of 339, net of cash acquired	(2,996)	-
Additions for construction in real estate investments	(216)	(1,707)
Proceeds from sale of real estate investments	-	2,367
Proceeds from sale of foreclosed assets	-	779

Net cash used in investing activities	(7,460)	(3,271)

Cash flows from financing activities
Contributions from common A equity holders	-	1,460
Contributions from preferred C equity holders	1,200	-
Distributions to preferred B equity holders	-	(1,900)
Distributions to preferred C equity holders	(45)	(1,214)
Distributions to common equity holders	(262)	(153)
Proceeds from secured note payable	3,992	4,452
Repayments of secured note payable	(3,065)	(1,726)
Proceeds from unsecured notes payable	3,959	92
Redemptions/repayments of unsecured notes payable	(1,588)	(20)
Deferred financing costs paid	(16)	(13)

Net cash provided by financing activities	4,175	978

Net change in cash and cash equivalents	(2,597)	(300)

Cash and cash equivalents
Beginning of period	3,522	4,196
End of period	$925	$3,896

Supplemental disclosure of cash flow information
Cash paid for interest	$1,218	$1,188

Non-cash investing and financing activities
Earned by Series B preferred equity holders and distributed to customer interest escrow	$–	$47
Foreclosed assets transferred from loans receivable, net	$2,306	$-
Secured and unsecured notes payable transfers	$924	$251
Accrued interest payable transferred to unsecured notes payable	$684	$190

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements (unaudited)

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

The Company extends commercial loans to residential homebuilders (in 22 states as of March 31, 2024) to:

●	construct single family homes,

●	develop undeveloped land into residential building lots, and

●	purchase and improve for sale older homes.

2. Acquisition

Acquisition of 339 Justabout Land Co., LLC

Effective February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt.

The property has since been subdivided into two parcels. One parcel is being developed into 37 lots which should be available for construction of homes starting in the summer of 2024, of which one lot was purchased and is currently owned by Benjamin Marcus Homes, LLC (“BMH”), and the other parcel will be developed into 24 lots, which should be available for construction later this year or early next year (36 lots owned by 339 which should be available for construction, the “60 Lots”).

We charge an option fee to BMH for the right to buy the 36 lots owned by 339. The option fee was $890 as of February 15, 2024 and the Company will defer the revenue related to the option fee over the twelve months subsequent to the acquisition date. As of March 31, 2024, deferred revenue, real estate investment was $742.

The total expected selling price of the lots is approximately $18,500. The gross purchase price of approximately $3,900 (the “Purchase Price”) was then deposited by Mark L. Hoskins and BMH, which they also own, as equity. BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. 339 was purchased subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of 339 based on fair values as of February 15, 2024.

Acquisition Consideration

Gross purchase price	$3,892
Debt of 339 to the Company	6,122
Immediate repayment of previous 339 owner of intercompany debt	(892)
Purchase consideration	$9,122

The purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The table below provides the provisional recording of assets acquired and liabilities assumed as of the acquisition date.

Amounts recognized as of the acquisition date
(in thousands of dollars)
Purchase Consideration	$9,122

Fair value of identified assets acquired:
Cash	$4
Real estate investments	11,330
Total identifiable assets	11,334

Fair value of liabilities assumed:
Current liabilities	462
Other liabilities	1,750
Total liabilities assumed	2,212

Net identifiable assets acquired	$9,122

The allocation presented above is based upon management’s estimate of the fair values using valuation techniques including appraisals and purchase contracts, as well as estimating completion costs and future interest costs. In estimating the fair value of the identifiable acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows and estimated discount rates. Except for real estate assets, all assets and liabilities are estimated at their historical carrying values, which approximates fair value.

3. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis:

	March 31, 2024		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$2,277	$2,277	$–	$–	$2,277
Impaired loans, net	3,810	3,810	–	–	3,810
Total	$6,087	$6,087	$–	$–	$6,087

	December 31, 2023		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$130	$130	$–	$–	$130
Impaired loans, net	82	82	–	–	82
Other impaired loans, net	5,393	5,393	–	–	5,393
Total	$5,605	$5,605	$–	$–	$5,605

The table below is a summary of fair value estimates for financial instruments:

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash, cash equivalents and restricted cash	$925	$925	$3,522	$3,522
Loan receivable, net	54,090	54,090	58,130	58,130
Accrued interest on loans receivables, net	918	918	1,171	1,171
Financial Liabilities
Customer interest escrow	302	302	292	292
Notes payable secured, net	25,129	25,129	21,519	21,519
Notes payable unsecured, net	33,946	33,946	31,786	31,786
Accrued interest payable	3,778	3,778	3,861	3,861

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Beginning balance	$435	$660	$660
Additions from 339 acquisition	11,330	-	-
Gain on sale of real estate investments	-	10	-
Proceeds from the sale of real estate investments	-	(2,131)	(2,367)
Additions for construction/development	216	1,896	1,707
Ending balance	$11,981	$435	$-

5. Loans Receivables, net

Financing receivables are comprised of the following:

	March 31, 2024	December 31, 2023

Loans receivable, gross	$56,734	$61,293
Less: Deferred loan fees	(1,380)	(1,772)
Less: Deposits	(1,087)	(1,056)
Plus: Deferred origination costs	294	360
Less: Allowance for credit losses	(471)	(695)
Loans receivable, net	$54,090	$58,130

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of March 31, 2024, the Company’s portfolio consisted of 211 construction and 8 development loans with 64 borrowers in 22 states.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2024 and December 31, 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2024	22	60	211	$110,899	$71,200	$51,867	64	%(3)	5%
2023	20	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2024 and December 31, 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
2024	6	7	8	$8,042	$5,607	$4,867	61	%(3)	varies
2023	6	9	11	$23,873	$11,256	$9,505	40	%(3)	varies

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	March 31, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	11,440	58,216
Principal collections	(7,572)	(57,895)
Transferred from loans receivables, net	(8,428)	-
Change in builder deposit	(30)	(217)
Change in allowance for credit losses	224	1,832
Change in loan fees, net	326	(456)

Ending balance	$54,090	$58,130

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of March 31, 2024:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$41,251	$55,581	$168
B Credit Risk	6,556	10,237	33
C Credit Risk	–	–	–

Development Loans Collectively Evaluated
A Credit Risk	$4,073	$4,367	$2
B Credit Risk	342	786	-
C Credit Risk	452	454	18

Secured Nonaccrual Loans Individually Evaluated	$4,060	$5,382	$250

Total	$56,734	$76,807	$471

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$40,252	$59,075	$211
B Credit Risk	5,718	10,339	32
C Credit Risk	–	–	–

Development Loans Collectively Evaluated
A Credit Risk	$8,787	$9,793	$5
B Credit Risk	172	511	-
C Credit Risk	452	454	10

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$86

Secured Nonaccrual Loans Individually Evaluated	$5,826	$6,303	$351

Total	$61,293	$86,556	$695

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2024:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Secured Nonaccrual Loans Individually Evaluated	$494	$3,566	$-

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$-	$86	$-

Secured Nonaccrual Loans Individually Evaluated	$2,495	$3,331	$-

Total	$2,495	$3,417	$-

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

In addition, our loan portfolio includes performing, forbearance and nonaccrual loans. The Company’s policies with respect to placing loans on nonaccrual and individually evaluated if they are past due greater than 90 days unless management deems the loan an exception. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of March 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$45,324	$45,324	$–	$–	$–	$–
B Credit Risk	6,898	6,898	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Forbearance Loans
Secured Nonaccrual loans	1,607	–	–	753	–	854

Nonaccrual Loans
Secured Loans	2,453	–	623	–	954	876
Total	$56,734	$52,674	$623	$753	$954	$1,730

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Nonaccrual Loans
Unsecured Loans	86	–	–	–	–	86
Secured Loans	5,826	–	881	1,497	1,641	–
Total	$61,293	$55,381	$881	$1,497	$1,641	$86

Below is an aging schedule of loans receivable as of March 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	198	$52,674	92.9%
60-89 days	14	623	1.1%
90-179 days	1	753	1.3%
180-269 days	1	954	1.7%
>270 days	5	1,730	3.0%

Subtotal	219	$56,734	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	219	$56,734	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of March 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	198	$52,674	92.9%
60-89 days	14	623	1.1%
90-179 days	1	753	1.3%
180-269 days	1	954	1.7%
>270 days	5	1,730	3.0%

Subtotal	219	$56,734	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	219	$56,734	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses as of March 31, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2023	$(211)	(32)	-	(5)	-	(10)	(351)	(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	-	-	-	-	-	-	78

Charge-offs	-	-	-	-	-	-	316	52	368
Credit loss provision	(16)	(20)	-	3	-	(8)	(215)	34	(222)
March 31,2024	$(168)	(33)	-	(2)	-	(18)	(250)	-	$(471)

The following table provides a roll forward of the allowance for credit losses as of December 31, 2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	(66)	(9)	(37)	(2)	(7)	(247)	(1,985)	$(2,527)
Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	-	(139)	(178)
Charge-offs	-	-	-	-	-	-	132	2,610	2,742
Reduction in ACL for loan participations	5	-	-	-	-	-		-	5
Credit loss provision	(9)	35	21	(3)	-	27	(236)	(572)	(737)
December 31, 2023	$(211)	(32)	-	(5)	-	(10)	(351)	(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,073 and $25,263 as of March 31, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of March 31,2024, the ACL for unfunded commitments was $78. As of March 31, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2024		December 31, 2023
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	28%	Pittsburgh, PA	29%
Second highest concentration risk	Palm Bay, FL	7%	Cape Coral, FL	7%
Third highest concentration risk	Cape Coral, FL	6%	Palm Bay, FL	6%

6. Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Beginning balance	$130	$1,582	$1,582
Transferred from loans receivables, net	2,306	-	-
Additions for construction in foreclosed assets	42	125	114
Sale proceeds	-	(1,549)	(779)
Loss on sale of foreclosed assets	-	(34)	(34)
Gain on sale of foreclosed assets	-	8	-
Loss on foreclosure of assets	(159)	-	-
Impairment loss on foreclosed assets	(42)	(2)	(2)
Ending balance	$2,277	$130	$881

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$24,796	$21,196
Secured line of credit from affiliates	2	336	326
Unsecured line of credit (senior)	3	1,251	1,160
Other unsecured debt (senior subordinated)	4	1,834	1,094
Unsecured Notes through our public offering, gross	5	21,810	20,854
Other unsecured debt (subordinated)	5	8,341	8,006
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(200)	(238)
Total		$59,075	$53,305

The following table shows the maturity of outstanding debt as of March 31, 2024:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2024	$34,725	$5,717	$5,679	$23,329
2025	9,074	6,857	2,198	19
2026	3,945	1,360	2,565	20
2027	7,327	5,485	571	1,271
2028	2,413	2,391	-	22
2029 and thereafter	1,791	-	1,320	471
Total	$59,275	$21,810	$12,333	$25,132

Secured Borrowings

Lines of Credit

As of March 31, 2024 and December 31, 2023, the Company had $336 and $327 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of March 31, 2024. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal, on the principal amount being paid back.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 as of March 31, 2024 and December 31, 2023.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	March 31, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$10,036	$7,301	$7,615	$5,770
S.K. Funding	16,915	6,500	7,358	6,500

Lender
Shuman	378	125	358	125
Jeff Eppinger	3,370	1,500	3,496	1,500
R. Scott Summers	1,734	903	2,177	1,003
John C. Solomon	1,067	563	598	563
Judith Swanson	9,168	6,088	10,038	5,164

Total	$33,504	$22,980	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at March 31, 2024 and December 31, 2023 was 9.15% and 9.01%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Gross Notes outstanding, beginning of period	$20,854	$21,576	$21,576
Notes issued	1,349	1,353	76
Note repayments / redemptions	(393)	(2,075)	(1,829)

Gross Notes outstanding, end of period	$21,810	$20,854	$19,823

Less deferred financing costs, net	(197)	(235)	(318)

Notes outstanding, net	$21,613	$20,619	$19,505

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Deferred financing costs, beginning balance	$939	$835	$835
Additions	16	103	13
Deferred financing costs, ending balance	955	939	848
Less accumulated amortization	(758)	(703)	(530)
Deferred financing costs, net	$197	$235	$318

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Accumulated amortization, beginning balance	$703	$468	$468
Additions	55	235	62
Accumulated amortization, ending balance	$758	$703	$530

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	March 31, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$501	$410
Unsecured Line of Credit from Judith Swanson	October 2023	10.0%	912	1,836
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2024	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	-	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,320	1,200
Subordinated Promissory Note	April 2024	10.0%	750	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	-
Subordinated Promissory Note	Varies (5)	Prime +1.5%	700	-
			$12,333	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(5)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

8. Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Beginning balance	$292	$766	$766
Preferred equity dividends	-	47	47
Additions from Pennsylvania loans	408	654	17
Additions from other loans	159	538	84
Interest, fees, principal or repaid to borrower	(557)	(1,713)	(353)
Ending balance	$302	$292	$561

9. Series C Preferred Equity

On April 19, 2024, the Company entered into Amendment No. 4 to the Second Amended and Restated limited Liability Company Agreement (“Fourth Amendment”) with an effective date of March 31, 2024 to effect a 100-for-1 unit split of its Series C cumulative preferred units (“Series C Preferred Units”) that became effective March 31, 2024. As a result of the split, every Series C Preferred Units, issued and outstanding immediately prior to March 31, 2024, will automatically be reclassified (without any further act) into one hundred Series C Preferred Units.

The Fourth Amendment also increased the maximum number of authorized Series C Preferred Units to 20,000, of which 8,000 are to be issued only pursuant to the Preferred Unit Reinvestment Program. In addition, pursuant to the Fourth Amendment, after six years from the date of investment, instead of being entitled to the right of redemption, the holders of Series C Preferred Units will be entitled to convert all or a portion of the Series C Preferred Units to the common units of the Registrant, on a 1 for 1 basis, after a 12-month waiting period after the notice of conversion is given.

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital of $6,073 as of March 31, 2024. The Company’s redeemable preferred equity was $4,773 as of December 31, 2023.

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value will be made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Beginning balance	$4,773	$5,725	$5,725
Additions from new investment	1,200	-	-
Distributions	(45)	(1,539)	(1,214)
Additions from reinvestments	145	587	160

Ending balance	$6,073	$4,773	$4,671

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of March 31, 2024:

Year Maturing	Total Amount Convertible

2024	$2,539
2025	526
2026	309
2027	1,291
2028	206
2029 and thereafter	1,202

Total	$6,073

10. Related Party Transactions

As of March 31, 2024, the Company had $1,079, $85, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively.

As of March 31, 2024, the Company had other unsecured debt of $700 with an interest rate of prime plus 1.5% with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to terminate the debt, effective semi-annually as of August 16 and/or February 16 of any given year. For the quarters ended March 31, 2024 and 2023, interest expense was $20 and $0, respectively.

A more detailed description is included in Note 7 to the 2023 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim consolidated balance sheet.

11. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $20,073 and $25,263 at March 31, 2024 and December 31, 2023, respectively.

12. Selected Quarterly Consolidated Financial Data (Unaudited)

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2024	2023	2023	2023	2023

Net interest and fee income	$1,702	$1,606	$1,464	$1,509	$1,451
Credit loss provision	222	443	131	43	120
Net interest income after loan loss provision	1,480	1,163	1,333	1,466	1,331
Gain on sale of foreclosed assets	–	–	–	8	–
Gain on the sale of real estate assets	–	–	–	10	–
Dividend or other income	15	24	16	19	21
SG&A expense	829	662	591	617	826
Depreciation and amortization	21	20	21	20	20
Loss on foreclosed assets	201	9	–	(9)	36
Net income	$444	$496	$737	$875	$470

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Selling, general and administrative expenses
Legal and accounting	$120	$163
Salaries and related expenses	490	465
Board related expenses	27	27
Advertising	34	5
Rent and utilities	28	17
Loan and foreclosed asset expenses	19	41
Travel	45	32
Other	66	76
Total SG&A	$829	$826

14. Subsequent Events

Management of the Company has evaluated subsequent events through May 15, 2024, the date these interim consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2023 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

During the quarter ended March 31, 2024, the Company continued to focus on the reduction of non-interest earning assets. As of March 31, 2024, gross loan values classified as nonaccrual were 21 or $4,060 compared to 17 or $5,912 as of December 31, 2023. In addition, as of March 31, 2024, we had seven foreclosed assets or $2,277 compared to one or $130 as of December 31, 2023.

The estimated loss on interest income resulting from non-interest earning assets for the quarter ended March 31, 2024 was $222 compared to $240 for the same periods of 2023. Looking ahead, we expect the balance of non-interest earning assets to remain somewhat constant.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2024 and the beginning of 2025:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and nonaccrual assets.
2.	While we anticipate lower loan originations in 2024 as compared to 2023, we will increase our focus on fix and flips as a percentage of sales.
3.	Control SG&A expenses.
4.	Slightly increase margin, as compared to our current spread.
5.	Maintain liquidity at a level sufficient for loan originations.
6.	Reduce the Company’s loan loss and impairment expenses.

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

We had $54,090 and $58,130 in loan receivables, net as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we had 211 construction and eight development loans with 64 borrowers in 22 states. In addition, during the quarter ended March 31, 2024 we transferred from loan receivables, net to foreclosed assets approximately $2,306. After the transfers from loan receivables, net, our loan assets decreased $1,734 to $56,396 as of March 31, 2024 from $58,130 as of December 31, 2023.

During the quarter ended March 31, 2024, the Company completed acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt. The Company transferred $6,122 from loan receivables, net and acquired $462 in accrued interest payable and $1,750 in secured notes payable. The Company acquired $11,330 in real estate investments from the acquisition of 339.

Net cash provided by operations decreased $1,305 to $688 for the quarter ended March 31, 2024 compared to the same period of 2023. The decrease in operating cash flow was due primarily to other assets.

Critical Accounting Estimates

To assist in evaluating our interim consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2023 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2023 unless listed below.

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

Change in Fair Value Assumption	March 31, 2024 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$4,787

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loans outstanding of $54,090.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	March 31, 2024 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$797

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the asset.

** Assumes a book amount of the foreclosed assets of $2,277.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended March 31,
	2024		2023
Interest Income		*		*
Estimated interest income	$2,267	15%	$2,319	15%
Estimated unearned interest income due to COVID-19	-	-%	(118)	(1)%
Interest income on loans	$2,267	15%	$2,201	14%

Fee income on loans	$900	6%	$813	5%
Deferred loan fees	(164)	(1)%	(160)	(1)%
Fee income on loans, net	$736	5%	$653	4%

Interest and fee income on loans	$3,003	20%	$2,854	18%

Interest expense unsecured	$827	6%	$723	5%
Interest expense secured	470	3%	618	4%
Amortization offering costs	54	-%	62	-%
Interest expense	$1,301	9%	$1,403	9%

Net interest income (spread)	$1,702	11%	$1,451	9%

Weighted average outstanding loan asset balance	$59,024		$63,979

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

Estimated interest income on loans was 15% for the quarter ended March 31, 2024 compared to 14% for the same period 2023. Interest income increased $170 and our weighted average outstanding loan asset balance indirectly decreased $4,955 to $59,024 as of March 31, 2024 compared the same period of the prior year.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans which yields a blended margin of approximately 3.5%. This 2.5% may increase because some customers run past the standard repayment time and pay a higher rate of interest after that. For the quarter ended March 31, 2024, margin not including fee income was 5% compared to 4% for the same period in the prior year.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at that time. During 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments increased 1% to 6% for the quarter ended March 31, 2024 compared to 5% for the same period of 2023 due primarily to the acquisition of 339 and their related option fee of approximately $75 amortized over 12 months.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of March 31, 2024 and December 31, 2023, foreclosed assets were $2,277 and $140, respectively, which resulted in a negative impact to our interest spread.

As of March 31, 2024 and December 31, 2023, gross loans receivables nonaccrual loans or loans not earning interest was $4,060 and $5,912, respectively.

Credit Loss Provision

Credit loss provision (expense throughout the period) was $222 and $120 for the quarters ended March 31, 2024 and 2023, respectively.

The allowance for credit losses as of March 31, 2024 and December 31, 2023 was $471 and $695, respectively.

Non-Interest Income

Other Income

During the quarters ended March 31, 2024 and 2023, we consulted for one of our construction and development loan customers which included accounting guidance. Other income related to our consulting fees was $15 for the quarter ended March 31, 2024 compared to $21 for the same period of 2023, respectively. We anticipate to continue our consulting services to our customers on an as needed basis during 2024.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Selling, general and administrative expenses
Legal and accounting	$120	$163
Salaries and related expenses	490	465
Board related expenses	27	27
Advertising	34	5
Rent and utilities	28	17
Loan and foreclosed asset expenses	19	41
Travel	45	32
Other	66	76
Total SG&A	$829	$826

Our SG&A expense increased $3 to $829 during the quarter ended March 31, 2024 compared to the same period of 2023. The change in SG&A was primarily due to higher advertising expense of $29 to $34 for the quarter ended March 31, 2024 compared to $5 for the same period of the prior year. The increase in advertising expense was offset by the decrease in accounting and legal fees of $43 to $120 for the quarter ended March 31, 2024 compared to $163 for the same period of the prior year.

Loss on Foreclosure of Assets

During the quarter ended March 31, 2024 we transferred six loan receivable assets to foreclosed asset which incurred a loss on the transfer of $159. No foreclosed assets were transferred from loan receivables during the same period of 2023.

Consolidated Financial Position

Acquisition

Acquisition of 339 Justabout Land Co., LLC

Effective February 15, 2024, the Company completed its acquisition of 339, in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt.

The property has since been subdivided into two parcels. One parcel is being developed into 37 lots which should be available for construction of homes starting in the summer of 2024, of which one lot was purchased and is currently owned by Benjamin Marcus Homes, LLC (“BMH”), and the other parcel will be developed into 24 lots, which should be available for construction later this year or early next year (36 lots owned by 339 which should be available for construction, the “60 Lots”).

We charge an option fee to BMH for the right to buy the 36 lots owned by 339. The option fee was $890 as of February 15, 2024 and the Company will defer the revenue related to the option fee over the twelve months subsequent to the acquisition date. As of March 31, 2024, deferred revenue, real estate investment was $742.

The total expected selling price of the lots is approximately $18,500. The gross purchase price of approximately $3,900 (the “Purchase Price”) was then deposited by Mark L. Hoskins and BMH, which they also own, as equity. BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. 339 was purchased subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of 339 based on fair values as of February 15, 2024.

Acquisition Consideration

Gross purchase price	$3,892
Debt of 339 to the Company	6,122
Immediate repayment of previous 339 owner of intercompany debt	(892)
Purchase consideration	$9,122

The purchase price has been allocated to the acquired assets and assumed liabilities based on estimated fair values. The table below provides the provisional recording of assets acquired and liabilities assumed as of the acquisition date.

Amounts recognized as of the acquisition date
(in thousands of dollars)
Purchase Consideration	$9,122

Fair value of identified assets acquired:
Cash	$4
Real estate investments	11,330
Total identifiable assets	11,334

Fair value of liabilities assumed:
Current liabilities	462
Other liabilities	1,750
Total liabilities assumed	2,212

Net identifiable assets acquired	$9,122

The allocation presented above is based upon management’s estimate of the fair values using valuation techniques including appraisals and purchase contracts, as well as estimating completion costs and future interest costs. In estimating the fair value of the identifiable acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows and estimated discount rates. Except for real estate assets, all assets and liabilities are estimated at their historical carrying values, which approximates fair value. Because of the management contract we have with the seller of 339, we don’t expect any goodwill to exist for this transaction.

Loans Receivables, net

The following is a roll forward of loans receivable, gross to net:

	March 31, 2024	December 31, 2023

Loans receivable, gross	$56,734	$61,293
Less: Deferred loan fees	(1,380)	(1,772)
Less: Deposits	(1,087)	(1,056)
Plus: Deferred origination costs	294	360
Less: Allowance for credit losses	(471)	(695)
Loans receivable, net	$54,090	$58,130

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2024

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	4	$1,680	$1,186	$882	71%		5%
California	1	1	2,551	1,530	1,530	60%		5%
Connecticut	1	1	489	342	326	70%		5%
Florida	11	61	32,589	16,741	13,357	51%		5%
Georgia	3	7	2,696	1,645	907	61%		5%
Idaho	1	4	1,462	1,060	129	73%		5%
Illinois	1	1	1,370	992	954	72%		5%
Indiana	1	1	335	235	155	70%		5%
Louisiana	3	4	1,216	851	385	70%		5%
Mississippi	1	1	369	258	180	70%		5%
Missouri	1	1	250	175	175	70%		5%
New Jersey	2	6	2,535	1,931	1,221	76%		5%
New York	1	1	525	368	290	70%		5%
North Carolina	8	20	9,623	6,087	2,861	63%		5%
Ohio	3	9	3,584	2,440	1,667	68%		5%
Pennsylvania	2	22	20,905	16,831	15,135	81%		5%
South Carolina	13	52	20,867	13,105	7,385	63%		5%
Tennessee	3	5	1,554	1,047	786	67%		5%
Texas	1	3	1,970	1,693	1,607	86%		5%
Utah	1	3	2,918	1,792	1,221	61%		5%
Virginia	4	4	1,411	891	714	63%		5%
Total	63	211	$110,899	$71,200	$51,867	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2023:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	5	$2,148	$1,504	$846	70%		5%
California	1	1	2,551	1,530	1,511	60%		5%
Connecticut	1	2	1,039	681	510	66%		5%
Florida	12	71	36,644	19,279	14,093	53%		5%
Georgia	4	8	2,963	1,831	1,229	62%		5%
Illinois	1	1	1,600	992	763	62%		5%
Indiana	1	1	335	235	79	70%		5%
Louisiana	2	3	773	541	300	70%		5%
Maryland	1	1	480	336	336	70%		5%
Missouri	1	2	820	570	439	70%		5%
New Jersey	2	5	1,985	1,563	954	79%		5%
North Carolina	8	23	10,637	6,681	2,994	63%		5%
Ohio	3	10	3,776	2,601	1,686	69%		5%
Pennsylvania	2	21	21,301	16,763	13,205	79%		5%
South Carolina	11	50	20,029	12,624	6,694	63%		5%
Tennessee	3	5	1,554	1,047	696	67%		5%
Texas	2	4	1,970	1,773	1,693	90%		5%
Utah	1	3	2,918	1,792	910	61%		5%
Virginia	3	3	857	530	474	62%		5%
Washington	1	6	2,789	2,427	2,376	87%		5%
Total	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2024:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread(5)
Delaware	1	1	$542	$147	$147	277%		7%
Florida	1	1	63	280	64	103%		7%
Georgia	1	1	456	275	275	60%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	1	3,891	3,700	3,652	94%		varies
South Carolina	2	2	1,980	964	519	26%		7%
Total	7	8	$8,042	$5,607	$4,867	61	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2023:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	207	1,378	133	64%		7%
New Jersey	1	1	50	26	26	51%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	2	19,983	8,500	8,365	42%		varies
South Carolina	2	2	1,980	965	624	32%		7%
Total	9	11	$23,873	$11,256	$9,505	40	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	March 31, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	11,440	58,216
Principal collections	(7,572)	(57,895)
Transferred from loans receivables, net	(8,428)	-
Change in builder deposit	(30)	(217)
Change in allowance for credit losses	224	1,832
Change in loan fees, net	326	(456)

Ending balance	$54,0090	$58,130

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of March 31, 2024:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$41,251	$55,581	$168
B Credit Risk	6,556	10,237	33
C Credit Risk	–	–	–

Development Loans Collectively Evaluated
A Credit Risk	$4,073	$4,367	$2
B Credit Risk	342	786	–
C Credit Risk	452	454	18

Secured Nonaccrual Loans Individually Evaluated	$4,060	$5,382	$250

Total	$56,734	$76,807	$471

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$40,252	$59,075	$211
B Credit Risk	5,718	10,339	32
C Credit Risk	-	-	-

Development Loans Collectively Evaluated
A Credit Risk	$8,787	$9,793	$5
B Credit Risk	172	511	-
C Credit Risk	452	454	10

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$86

Secured Nonaccrual Loans Individually Evaluated	$5,826	$6,303	$351

Total	$61,293	$86,556	$695

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2024:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Secured Nonaccrual Loans Individually Evaluated	$494	$3,566	$-

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$-	$86	$-

Secured Nonaccrual Loans Individually Evaluated	$2,495	$3,331	$-

Total	$2,495	$3,417	$-

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

In addition, our loan portfolio includes performing, forbearance and nonaccrual loans. The Company’s policies with respect to placing loans on nonaccrual and individually evaluated if they are past due greater than 90 days unless management deems the loan an exception. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of March 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$45,324	$45,324	$–	$–	$–	$–
B Credit Risk	6,898	6,898	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	1,607	–	–	753	–	854

Nonaccrual Loans
Secured Loans	2,453	–	623	–	954	876
Total	$56,734	$52,674	$623	$753	$954	$1,730

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Nonaccrual Loans
Unsecured Loans	86	–	–	–	–	86
Secured Loans	5,826		881	1,497	1,641	–
Total	$61,293	$55,381	$881	$1,497	$1,641	$86

Below is an aging schedule of loans receivable as of March 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	198	$52,674	92.9%
60-89 days	14	623	1.1%
90-179 days	1	753	1.3%
180-269 days	1	954	1.7%
>270 days	5	1,730	3.0%

Subtotal	219	$56,734	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	219	$56,734	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of March 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	198	$52,674	92.9%
60-89 days	14	623	1.1%
90-179 days	1	753	1.3%
180-269 days	1	954	1.7%
>270 days	5	1,730	3.0%

Subtotal	219	$56,734	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	219	$56,734	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses as of March 31, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2023	$(211)	(32)	-	(5)	-	(10)	(351)	(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	-	-	-	-	-	-	78

Charge-offs	-	-	-	-	-	-	316	52	368
Credit loss provision	(16)	(20)	-	3	-	(8)	(215)	34	(222)
March 31,2024	$(168)	(33)	-	(2)	-	(18)	(250)	-	$(471)

The following table provides a roll forward of the allowance for credit losses as of December 31, 2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	(66)	(9)	(37)	(2)	(7)	(247)	(1,985)	$(2,527)
Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	-	(139)	(178)
Charge-offs	-	-	-	-	-	-	132	2,610	2,742
Reduction in ACL for loan participations	5	-	-	-	-	-		-	5
Credit loss provision	(9)	35	21	(3)	-	27	(236)	(572)	(737)
December 31, 2023	$(211)	(32)	-	(5)	-	(10)	(351)	(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,073 and $25,263 as of March 31, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of March 31,2024, the ACL for unfunded commitments was $78. As of March 31, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2024		December 31, 2023
	Borrower City	Percent of Loan Commitments	Borrower City	Percent of Loan Commitments

Highest concentration risk	Pittsburgh, PA	28%	Pittsburgh, PA	29%
Second highest concentration risk	Palm Bay, FL	7%	Cape Coral, FL	7%
Third highest concentration risk	Cape Coral, FL	6%	Palm Bay, FL	6%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Beginning balance	$130	$1,582	$1,582
Transferred from loans receivables, net	2,306	-	-
Additions for construction in foreclosed assets	42	125	114
Sale proceeds	-	(1,549)	(779)
Loss on sale of foreclosed assets	-	(34)	(34)
Gain on sale of foreclosed assets	-	8	-
Loss on foreclosure of assets	(159)	-	-
Impairment loss on foreclosed assets	(42)	(2)	(2)
Ending balance	$2,277	$130	$881

Real Estate Investments

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Beginning balance	$435	$660	$660
Additions from 339 acquisition	11,330	-	-
Gain on sale of real estate investments	-	10	-
Proceeds from the sale of real estate investments	-	(2,131)	(2,367)
Additions for construction/development	216	1,896	1,707
Ending balance	$11,981	$435	$-

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Beginning balance	$292	$766	$766
Preferred equity dividends	-	47	47
Additions from Pennsylvania loans	408	654	17
Additions from other loans	159	538	84
Interest, fees, principal or repaid to borrower	(557)	(1,713)	(353)
Ending balance	$302	$292	$561

Related Party Borrowings

As of March 31, 2024, the Company had $889, $89, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively. A more detailed description is included in Note 7 to the 2023 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim consolidated balance sheet.

As of March 31, 2024, the Company had other unsecured debt of $700 with an interest rate of prime plus 1.5% with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to terminate the debt, effective semi-annually as of August 16 and/or February 16 of any given year. For the quarters ended March 31, 2024 and 2023, interest expense was $20 and $0, respectively.

Secured Borrowings

Lines of Credit

As of March 31, 2024 and December 31, 2023, the Company had $336 and $327 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of March 31, 2024. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal, on the principal amount being paid back.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 as of March 31, 2024 and 2023.

Borrowings secured by loan assets are summarized below:

	March 31, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$10,036	$7,301	$7,615	$5,770
S.K. Funding	16,915	6,500	7,358	6,500

Lender
Shuman	378	125	358	125
Jeff Eppinger	3,370	1,500	3,496	1,500
R. Scott Summers	1,734	903	2,177	1,003
John C. Solomon	1,067	563	598	563
Judith Swanson	9,168	6,088	10,038	5,164

Total	$33,504	$22,980	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at March 31, 2024 and December 31, 2023 was 9.15% and 9.01%, respectively, not including the amortization of deferred financing costs.

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

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Gross Notes outstanding, beginning of period	$20,854	$21,576	$21,576
Notes issued	1,349	1,353	76
Note repayments / redemptions	(393)	(2,075)	(1,829)

Gross Notes outstanding, end of period	$21,810	$20,854	$19,823

Less deferred financing costs, net	(197)	(235)	(318)

Notes outstanding, net	$21,613	$20,619	$19,505

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Deferred financing costs, beginning balance	$939	$835	$835
Additions	16	103	13
Deferred financing costs, ending balance	955	939	848
Less accumulated amortization	(758)	(703)	(530)
Deferred financing costs, net	$197	$235	$318

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Three Months Ended March 31, 2023

Accumulated amortization, beginning balance	$703	$468	$468
Additions	55	235	62
Accumulated amortization, ending balance	$758	$703	$530

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	March 31, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$501	$410
Unsecured Line of Credit from Judith Swanson	October 2023	10.0%	912	1,836
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2024	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	100	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	-	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,320	1,200
Subordinated Promissory Note	April 2024	10.0%	750	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	-
Subordinated Promissory Note	Varies (5)	Prime +1.5%	700	-
			$12,333	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(5)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

Preferred Equity and Members’ Capital

On April 19, 2024, the Company entered into Amendment No. 4 to the Second Amended and Restated limited Liability Company Agreement (“Fourth Amendment”) with an effective date of March 31, 2024 to effect a 100-for-1 unit split of its Series C cumulative preferred units (“Series C Preferred Units”) that became effective March 31, 2024. As a result of the split, every Series C Preferred Units, issued and outstanding immediately prior to March 31, 2024, will automatically be reclassified (without any further act) into one hundred Series C Preferred Units.

The Fourth Amendment also increased the maximum number of authorized Series C Preferred Units to 20,000, of which 8,000 are to be issued only pursuant to the Preferred Unit Reinvestment Program. In addition, pursuant to the Fourth Amendment, after six years from the date of investment, instead of being entitled to the right of redemption, the holders of Series C Preferred Units will be entitled to convert all or a portion of the Series C Preferred Units to the common units of the Registrant, on a 1 for 1 basis, after a 12-month waiting period after the notice of conversion is given.

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital of $6,073 as of March 31, 2024. The Company’s redeemable preferred equity was $4,773 as of December 31, 2023.

We strive to maintain a reasonable (about 15%) balance between (1) preferred equity plus members’ capital and (2) total assets. The ratio of preferred equity plus members’ capital to total assets was 11.2% and 10.4% as of March 31, 2024 and December 31, 2023, respectively. We anticipate this ratio to increase as more earnings are retained in 2024 and 2025 and some additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$24,796	$21,196
Secured line of credit from affiliates	2	336	326
Unsecured line of credit (senior)	3	1,251	1,160
Other unsecured debt (senior subordinated)	4	1,834	1,094
Unsecured Notes through our public offering, gross	5	21,810	20,854
Other unsecured debt (subordinated)	5	8,341	8,006
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(200)	(238)

Total		$59,075	$53,305

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of March 31, 2024 and December 31, 2023, we had combined loans outstanding of 222 and 236, respectively. In addition, gross loans outstanding were $56,734 and $61,293 as of March 31, 2024 and December 31, 2023, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,988 and $25,263 as of March 31, 2024 and December 31, 2023, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of March 31, 2024. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate originations to begin to lower in 2024 due to higher interest rates which slow the of sales of our customer’s homes.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of March 31, 2024	As of December 31, 2023
Secured debt, net of deferred financing costs	$25,129	$21,519
Unsecured debt, net of deferred financing costs	$33,946	$31,786
Equity*	$8,109	$6,767
Cash and cash equivalents	$925	$3,522

* Equity includes Members’ Capital and Preferred Equity.

As of March 31, 2024 and December 31, 2023, cash, cash equivalents and restricted cash was $925 and $3,552, respectively.

Secured debt, net of deferred financing costs increased $3,610 to $25,129 as of March 31, 2024 compared to $21,519 for the year ended December 31, 2023. The increase in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements.

Unsecured debt, net of deferred financing costs increased $2,160 to $33,946 as of March 31, 2024 compared to $31,786 as of December 31, 2023.

Equity increased $1,342 to $8,109 as of March 31, 2024 compared to $6,767 as of December 31, 2023. The increase was due primarily to contributions from Series C Preferred Equity holders of $1,200.

We anticipate an increase in our equity during the nine months subsequent to March 31, 2024, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2024 is $35,975, which consists of secured borrowings of $24,579 and unsecured borrowings of $11,396.

Secured borrowings maturing through the year ending December 31, 2024 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2024 with actual maturity and renewal dates:

●	Swanson – $6,088 automatically renews unless notice given;
●	Shuman – $125 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2024 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 due April 2024 and automatically renews unless notice is given;
●	Builder Finance, Inc – $7,301 with no expiration date;
●	New LOC Agreements - $2,965 generally one-month notice and nine months to reduce principal balance to zero;
●	Wallach LOC - $165 due upon demand;
●	Wallach Trust - $171 due upon demand; and
●	Mortgage Payable – $14, with payments due monthly.

Unsecured borrowings due by December 31, 2024, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $5,716 and $5,679, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 72% of our Note holders reinvest upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of March 31, 2024, the 36-month Notes were $3,042. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate our assets reducing in the remainder of 2024; however, we are prepared for an increase of our assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, preferred equity, and regular equity. Our expectation to reduce loan asset balances is subject to changes in the housing market and competition. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Housing starts have been increasing for the last several months, but customers are reporting longer hold times of built product. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 5%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates. Both the short- and long-term interest rates have risen slightly to historically normal levels.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended March 31, 2024:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	36.42722	$36,427.22
Gregory L. Sheldon and Madeline M. Sheldon	24.29154	24,291.54
Schultz Family Living Trust	5.58762	5,587.62
Fernando Ascencio and Lorraine Carol Ascencio	10.45446	10,454.46
Mark and Tris Ann Garboski	22.97483	22,974.83
Total	99.73567	$99,735.67

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

(b)

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of March 31, 2024, we had issued $14,212 in Notes pursuant to our current public offering. As of March 31, 2024, we incurred expenses of $284 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2024 were $13,928 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2024, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

3.6	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2024, Commission File No. 333-224557.

3.7	Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC , incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 22, 2024, Commission File No. 333-224557.

4.1	Indenture Agreement (including Form of Note) dated September 16, 2022, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 16, 2022, Commission File No. 333-263759

10.1	Membership Interest Purchase Agreement, dated February 15, 2024, by and among Shepherd’s Finance, LLC, and Mark L. Hoskins and Barrett Hoskins, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2024, Commission File No. 333-224557.

10.2	Option Agreement, dated February 15, 2024, by and among 339 Justabout Land Co., LLC and Benjamin Marcus Homes. L.L.C., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2024, Commission File No. 333-224557.

10.3	Management Services Agreement, dated February 15, 2024, by and among 339 Justabout Land Co., LLC and Benjamin Marcus Homes. L.L.C., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2024, Commission File No. 333-224557.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Inline XBRL Cover Page Interactive Data File

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 15, 2024	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

