Form 10-Q
period 2024-06-30
Shepherd's Finance, LLC
filed 2024-08-13
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets

(in thousands of dollars)	June 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$2,502	$3,522
Accrued interest receivable	929	1,171
Loans receivable, net	50,639	58,130
Real estate investments	13,427	435
Foreclosed assets, net	2,455	130
Premises and equipment	817	828
Other assets	1,633	618
Total assets	$72,402	$64,834
Liabilities, Redeemable Preferred Equity, and Members’ Capital
Customer interest escrow	$297	$292
Accounts payable and accrued expenses	755	609
Accrued interest payable	4,165	3,861
Notes payable secured, net of deferred financing costs	24,725	21,519
Notes payable unsecured, net of deferred financing costs	33,885	31,786
Deferred revenue – real estate investments	520	-
Total liabilities	64,347	58,067

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	-	4,773

Members’ Capital
Series C preferred equity	6,189	-
Class A common equity	1,866	1,994
Members’ capital	8,055	1,994

Total liabilities, redeemable preferred equity and members’ capital	$72,402	$64,834

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2024	2023	2024	2023
Interest Income
Interest and fee income on loans	$2,557	$2,877	$5,560	$5,731
Interest expense:
Interest related to secured borrowings	328	560	748	1,178
Interest related to unsecured borrowings	895	808	1,776	1,593
Interest expense	1,223	1,368	2,524	2,771

Net interest and fee income	1,334	1,509	3,036	2,960

Less: credit loss provision	165	43	387	163

Net interest and fee income after credit loss provision	1,169	1,466	2,649	2,797

Non-Interest Income
Other income	13	19	28	40
Gain on sale of real estate investments	-	10	-	10
Gain on foreclosed assets	-	17	-	15
Total non-interest income	13	46	28	65

Income before non-interest expense	1,182	1,512	2,677	2,862

Non-Interest Expense
Selling, general and administrative	586	617	1,415	1,443
Depreciation and amortization	20	20	41	40
Loss on foreclosed assets	278	-	479	34
Total non-interest expense	884	637	1,935	1,517

Net Income	$298	$875	$742	$1,345

Earned Distribution to Preferred Equity Holders	183	141	328	301

Net Income Attributable to Common Equity Holders	$115	$734	$414	$1,044

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended June 30, 2024 and 2023

(in thousands of dollars)	Series B Preferred Equity	Series C Preferred Equity		Class A Common Equity	Total Members’ Capital
March 31, 2023	$-		$-	$1,619	$1,619
Net income attributable to Common A equity	-		-	734	734
Distributions to Common A equity	-		-	(236)	(236)
June 30, 2023	$-	$		$2,117	$2,117

March 31, 2024	$-		$6,073	$2,036	$8,109

Net income attributable to Common A equity	-		-	115	115
Net income attributable to Series C equity	-		183	-	183
Distributions to Series C equity	-		(67)	-	(67)
Distributions to Class A equity	-		-	(290)	(290)
Issuance of Common A equity units	-		-	5	5
June 30, 2024	$-		$6,189	$1,866	$8,055

The accompanying notes are an integral part of the interim consolidated financial statements.

For the Six Months Ended June 30, 2024 and 2023

(in thousands of dollars)	Series B Preferred Equity	Series C Preferred Equity		Class A Common Equity	Total Members’ Capital
January 1, 2023	$1,900		$-	$180	$2,080
Cumulative effect of CECL adoption as of January 1, 2023	-		-	(178)	(178)
Net income attributable to Common A equity	-		-	1,044	1,044
Contributions from Common A equity	-		-	1,460	1,460
Distributions to Common A equity	-		-	(389)	(389)
Distributions to Series B preferred equity	(1,900)		-	-	(1,900)
June 30, 2023	$-	$		$2,117	$2,117

January 1, 2024	$-		$-	$1,994	$1,994

Net income attributable to Common A equity	-		-	414	414
Net income attributable to Series C equity	-		328	-	328
Contributions from Series C equity	-		1,200	-	1,200
Conversion of Series C equity	-		4,773	-	4,773
Distributions to Series C equity	-		(112)	-	(112)
Distributions to Class A equity	-		-	(552)	(552)
Issuance of Common A equity units	-		-	10	10
June 30, 2024	$-		$6,189	$1,866	$8,055

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2024 and 2023

(in thousands of dollars)	June 30, 2024	June 30, 2023

Cash flows from operations
Net income	$742	$1,345
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	108	121
Provision for credit losses	387	163
Change in loan origination fees, net	(287)	6
Depreciation and amortization	41	40
Gain on foreclosed assets	-	(15)
Loss on foreclosed assets	479	34
Gain on sale of real estate investments	-	(10)
Deferred revenue – real estate investments	520	-
Issuance of common A equity units	10	-
Net change in operating assets and liabilities:
Other assets	(1,046)	478
Accrued interest receivable	242	(333)
Customer interest escrow	5	(470)
Accrued interest payable	585	822
Accounts payable and accrued expenses	146	216

Net cash provided by operating activities	1,932	2,397

Cash flows from investing activities
Loan originations and principal collections, net	(1,037)	(1,163)
Additions for construction in foreclosed assets	(498)	(126)
Acquisition of 339, net of cash acquired	(2,996)	-
Additions for construction in real estate investments	(1,662)	(1,461)
Proceeds from sale of real estate investments	-	2,131
Proceeds from sale of foreclosed assets	-	1,549

Net cash (used in) provided by investing activities	(6,193)	930

Cash flows from financing activities
Contributions from common A equity holders	-	1,460
Contributions from preferred C equity holders	1,200	-
Distributions to preferred B equity holders	-	(1,900)
Distributions to preferred C equity holders	(112)	(1,251)
Distributions to common equity holders	(552)	(389)
Proceeds from secured note payable	5,809	4,963
Repayments of secured note payable	(5,265)	(6,832)
Proceeds from unsecured notes payable	7,639	676
Redemptions/repayments of unsecured notes payable	(5,433)	(883)
Deferred financing costs paid	(45)	(42)

Net cash provided by (used in) financing activities	3,241	(4,198)

Net change in cash and cash equivalents	(1,020)	(871)

Cash and cash equivalents
Beginning of period	3,522	4,196
End of period	$2,502	$3,325

Supplemental disclosure of cash flow information
Cash paid for interest	$2,828	$2,623

Non-cash investing and financing activities
Earned by series B preferred equity holders and distributed to customer interest escrow	$-	$47
Foreclosed assets transferred from loans receivable, net	$2,306	$228
Secured and unsecured notes payable transfers	$893	$473
Accrued interest payable transferred to notes payable	$743	$674

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements (unaudited)

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of two consolidating subsidiaries, Shepherd’s Stable Investments, LLC and 339 Justabout Land Company. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders (in 20 states as of June 30, 2024) to:

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

The property has since been subdivided into two parcels. One parcel is being developed into 37 lots and are available for home construction, of which one lot was purchased and is currently owned by Benjamin Marcus Homes, LLC (“BMH”), and the other parcel will be developed into 24 lots, which should be available for construction later this year or early next year (36 lots owned by 339 which should be available for construction, the “60 Lots”).

We charge an option fee to BMH for the right to buy the 36 lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company will defer the revenue related to the option fee over the twelve months. As of June 30, 2024, deferred revenue, real estate investment was $520.

The total expected selling price of the 60 lots is approximately $18,500. The gross purchase price of approximately $3,900 (the “Purchase Price”). BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. We purchased subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

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

Amounts recognized as of the acquisition date

Purchase Consideration	$9,122

Fair value of identified assets acquired:
Cash	4
Real estate investments	11,330
Total identifiable assets	11,334

Fair value of liabilities assumed:
Current liabilities	462
Other liabilities	1,750
Total liabilities assumed	2,212

Net identifiable assets acquired	$9,122

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

3. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis:

	June 30, 2024		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$2,455	$2,455	$–	$–	$2,455
Impaired loans, net	4,650	4,650	–	–	4,650
Total	$7,105	$7,105	$–	$–	$7,105

	December 31, 2023		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$130	$130	$–	$–	$130
Impaired loans, net	82	82	–	–	82
Other impaired loans, net	5,393	5,393	–	–	5,393
Total	$5,605	$5,605	$–	$–	$5,605

The table below is a summary of fair value estimates for financial instruments:

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$2,502	$2,502	$3,522	$3,522
Loan receivable, net	50,639	50,639	58,130	58,130
Accrued interest on loans receivables, net	929	929	1,171	1,171
Financial Liabilities
Customer interest escrow	297	297	292	292
Notes payable secured, net	24,725	24,725	21,519	21,519
Notes payable unsecured, net	33,885	33,885	31,786	31,786
Accrued interest payable	4,165	4,165	3,861	3,861

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Beginning balance	$435	$660	$660
Additions from 339 acquisition	11,330	–	–
Gain on sale of real estate investments	–	10	10
Proceeds from the sale of real estate investments	–	(2,131)	(2,131)
Additions for construction/development	1,662	1,896	1,461
Ending balance	$13,427	$435	$–

5. Loans Receivables, net

Financing receivables are comprised of the following:

	June 30, 2024	December 31, 2023

Loans receivables, gross	$53,406	$61,293
Less: Deferred loan fees	(1,422)	(1,772)
Less: Deposits	(1,067)	(1,056)
Plus: Deferred origination costs	297	360
Less: Allowance for credit losses	(575)	(695)
Loans receivable, net	$50,639	$58,130

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of June 30, 2024, the Company’s portfolio consisted of 189 construction and nine development loans with 58 borrowers in 20 states.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2024 and December 31, 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2024	20	58	189	$98,249	$68,218	$48,154	69	%(3)	5%
2023	20	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2024 and December 31, 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
2024	6	9	9	$15,888	$5,596	$5,252	33	%(3)	varies
2023	6	9	11	$23,873	$11,256	$9,505	40	%(3)	varies

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	June 30, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	21,026	58,216
Principal collections	(19,912)	(57,895)
Transferred from loans receivables, net to foreclosed assets	(2,306)	–
Transferred from loans receivables, net to real estate investments	(6,122)	–
Change in builder deposit	(11)	(217)
Change in allowance for credit losses	121	1,832
Change in loan fees, net	(287)	(456)

Ending balance	$50,639	$58,130

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

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, a modified open pool approach was used which utilizes our borrowers’ credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C defines the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2024:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$32,831	$46,727	$(182)
B Credit Risk	9,837	14,445	(85)
C Credit Risk	469	1,131	(14)

Development Loans Collectively Evaluated
A Credit Risk	$4,354	$4,561	$(2)
B Credit Risk	447	583	-
C Credit Risk	452	452	(17)

Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated	$5,016	$5,915	$(366)

ACL Unfunded Commitments	$–	$–	$91

Total	$53,406	$73,814	$(575)

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$40,252	$59,075	$(211)
B Credit Risk	5,718	10,339	(32)
C Credit Risk	–	–	–

Development Loans Collectively Evaluated
A Credit Risk	$8,787	$9,793	$(5)
B Credit Risk	172	511	–
C Credit Risk	452	454	(10)

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$(86)

Secured Nonaccrual Loans Individually Evaluated	$5,826	$6,303	$(351)

Total	$61,293	$86,556	$(695)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2024:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated	$3,224	$1,792	$–

Total	$3,224	$1,792	$–

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$86	$–

Secured Nonaccrual Loans Individually Evaluated	$2,495	$3,331	$–

Total	$2,495	$3,417	$–

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is less than 90% complete the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted for estimated costs associated with asset disposal. A broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a broker’s opinion of value.

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

The following is an aging of our gross loan portfolio as of June 30, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$37,185	$37,185	$–	$–	$–	$–
B Credit Risk	10,284	10,284	–	–	–	–
C Credit Risk	921	921	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	1,199	–	–	–	–	1,199

Nonaccrual Loans
Unsecured Loans	–	–	–	–	–	–
Secured Loans	3,817	–	1,531	494	–	1,792
Total	$53,406	$48,390	$1,531	$494	$–	$2,991

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Nonaccrual Loans
Unsecured Loans	86	–	–	–	–	86
Secured Loans	5,826	–	881	1,497	1,641	–
Total	$61,293	$55,381	$881	$1,497	$1,641	$86

Below is an aging schedule of loans receivable as of June 30, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	181	$48,390	90.6%
60-89 days	1	1,531	2.9%
90-179 days	12	494	0.9%
180-269 days	–	–	–%
>270 days	4	2,991	5.6%

Subtotal	198	$53,406	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	198	$53,406	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of June 30, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	181	$48,390	90.6%
60-89 days	1	1,531	2.9%
90-179 days	12	494	0.9%
180-269 days	–	–	–%
>270 days	4	2,991	5.6%

Subtotal	198	$53,406	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	198	$53,406	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses for the quarter ended June 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of March 31, 2024	$(168)	(33)	–	(2)	–	(18)	(250)	–	$(471)
Charge-offs	–	–	–	–	–	–	48	–	48
Credit loss provision funded	42	(25)	(6)	–	–	1	(164)	–	(152)
Allowance for credit losses as of June 30, 2024	(126)	(58)	(6)	(2)	–	(17)	(366)	–	(575)
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–			–	(78)
Credit loss provision unfunded	3	(8)	(8)	–	–	–	–	–	(13)
Reserve for unfunded commitments as of June 30, 2024	$(56)	(27)	(8)	–	–	–	–	–	$(91)

The following table provides a roll forward of the allowance for credit losses for the six months ended June 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	(32)	–	(5)	–	(10)	(351)	(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	364	52	416
Credit loss provision funded	26	(45)	(6)	3	–	(7)	(379)	34	(374)
Allowance for credit losses as of June 30, 2024	(126)	(58)	(6)	(2)	–	(17)	(366)	–	(575)
Reserve for unfunded commitments as of December 31, 2023	–	–	–	–	–	–	–	–	–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)

Credit loss provision unfunded	3	(8)	(8)	–	–	–	–	–	(13)
Reserve for unfunded commitments as of June 30, 2024	$(56)	(27)	(8)	–	–	–	–	–	$(91)

The following table provides a roll forward of the allowance for credit losses as of December 31, 2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	(66)	(9)	(37)	(2)	(7)	(247)	(1,985)	$(2,527)
Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	–	(139)	(178)
Charge-offs	–	–	–	–	–	–	132	2,610	2,742
Reduction in ACL for loan participations	5	–	–	–	–	–	–	–	5
Credit loss provision	(9)	35	21	(3)	–	27	(236)	(572)	(737)
December 31, 2023	$(211)	(32)	–	(5)	–	(10)	(351)	(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,408 and $25,263 as of June 30, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of June 30, 2024, the ACL for unfunded commitments was $91. As of June 30, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2024		December 31, 2023
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	32%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	6%	Cape Coral, FL	7%
Third highest concentration risk	Williamston, SC	5%	Palm Bay, FL	6%

6. Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Beginning balance	$130	$1,582	$1,582
Transferred from loans receivables, net	2,306	-	-
Additions for construction in foreclosed assets	498	125	126
Sale proceeds	-	(1,549)	(1,549)
Gain on foreclosed assets	-	8	15
Loss on foreclosed assets	(479)	(36)	(34)
Ending balance	$2,455	$130	$140

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$24,132	$21,196
Secured line of credit from affiliates	2	596	326
Unsecured line of credit (senior)	3	1,251	1,160
Other unsecured debt (senior subordinated)	4	1,834	1,094
Unsecured Notes through our public offering, gross	5	19,615	20,854
Other unsecured debt (subordinated)	5	10,451	8,006
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(176)	(238)
Total		$58,610	$53,305

The following table shows the maturity of outstanding debt as of June 30, 2024:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2024	$30,700	$2,415	$5,361	$22,924
2025	9,188	6,972	2,197	19
2026	4,167	1,582	2,565	20
2027	7,314	5,472	571	1,271
2028	3,345	3,174	149	22
2029 and thereafter	4,072	-	3,600	472
Total	$58,786	$19,615	$14,443	$24,728

Secured Borrowings

Lines of Credit

As of June 30, 2024 and December 31, 2023, the Company had $596 and $327 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of June 30, 2024. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

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

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 as of June 30, 2024 and December 31, 2023.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	June 30, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,615	$6,672	$7,615	$5,770
S.K. Funding	12,781	6,500	7,358	6,500

Lender
Shuman	175	125	358	125
Jeff Eppinger	3,756	1,500	3,496	1,500
R. Scott Summers	1,512	903	2,177	1,003
John C. Solomon	678	563	598	563
Judith Swanson	8,798	6,057	10,038	5,164

Total	$36,315	$22,320	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at June 30, 2024 and December 31, 2023 was 9.07% and 9.01%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Gross notes outstanding, beginning of period	$20,854	$21,576	$21,576
Notes issued	2,229	1,353	562
Note repayments / redemptions	(3,468)	(2,075)	(1,459)

Gross notes outstanding, end of period	$19,615	$20,854	$20,679

Deferred financing costs, net	(173)	(235)	(287)

Notes outstanding, net	$19,442	$20,619	$20,392

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Deferred financing costs, beginning balance	$939	$835	$835
Additions	45	103	42
Deferred financing costs, ending balance	984	939	877
Less accumulated amortization	(811)	(703)	(590)
Deferred financing costs, net	$173	$235	$287

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Accumulated amortization, beginning balance	$703	$468	$468
Additions	108	235	121
Accumulated amortization, ending balance	$811	$703	$590

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	June 30, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$501	$410
Unsecured Line of Credit from Judith Swanson	October 2024	10.0%	943	1,836
Unsecured Line of Credit from Judith Swanson	April 2025	10.0%	500	-
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2025	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%		100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	-	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,600	1,200
Subordinated Promissory Note	April 2024	10.0%	-	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	-
Subordinated Promissory Note	April 2028	10.0%	149	-
Subordinated Promissory Note	April 2029	11.0%	2,000	-
Subordinated Promissory Note	Varies (5)	Prime +1.5%	700	-
			$14,443	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(5)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

8. Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Beginning balance	$292	$766	$766
Preferred equity dividends	-	47	47
Additions from Pennsylvania loans	520	654	69
Additions from other loans	324	538	239
Interest, fees, principal or repaid to borrower	(839)	(1,713)	(778)
Ending balance	$297	$292	$343

9. Series C Preferred Equity

On April 19, 2024, the Company entered into Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement (“Fourth Amendment”) with an effective date of March 31, 2024 to effect a 100-for-1 unit split of its Series C cumulative preferred units (“Series C Preferred Units”) that became effective March 31, 2024. As a result of the split, every Series C Preferred Unit, issued and outstanding immediately prior to March 31, 2024 will automatically be reclassified (without any further act) into one hundred Series C Preferred Units.

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

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital. The Company’s redeemable Series C preferred equity was $4,773 as of December 31, 2023. The Company’s redeemable Series C preferred equity was $6,189 as of June 30, 2024.

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value will be made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Beginning balance	$4,773	$5,725	$5,725
Additions from new investment	1,200	-	-
Distributions	(112)	(1,539)	(1,251)
Additions from reinvestments	328	587	301

Ending balance	$6,189	$4,773	$4,775

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of June 30, 2024:

Year Maturing	Total Amount Convertible

2024	$2,595
2025	542
2026	309
2027	1,299
2028	206
2029 and thereafter	1,238

Total	$6,189

10. Related Party Transactions

As of June 30, 2024, the Company had $830, $74, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively.

As of June 30, 2024, the Company had other unsecured debt of $700 with an interest rate of prime plus 1.5% with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to terminate the debt, effective semi-annually as of August 16 and/or February 16 of any given year.

A more detailed description of related party transactions is included in Note 7 to our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2023 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These borrowings are included in notes payable secured, net of deferred financing costs on the interim consolidated balance sheet.

11. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $20,408 and $25,263 as of June 30, 2024 and December 31, 2023, respectively.

12. Selected Quarterly Consolidated Financial Data (Unaudited)

	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2024	2024	2023	2023	2023	2023

Net interest and fee income	$1,334	$1,702	$1,606	$1,464	$1,509	$1,451
Credit loss provision	165	222	443	131	43	120
Net interest and fee income after credit loss provision	1,169	1,480	1,163	1,333	1,466	1,331
Gain on foreclosed assets	–	–	–	–	17	–
Gain on the sale of real estate assets	–	–	–	–	10	–
Dividend or other income	13	15	24	16	19	21
SG&A expense	586	829	662	591	617	826
Depreciation and amortization	20	21	20	21	20	20
Loss on foreclosed assets	278	201	9	–	–	36
Net income	$298	$444	$496	$737	$875	$470

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	For the Six Months Ended June 30,
	2024	2023
Selling, general and administrative expenses
Legal and accounting	$185	$197
Salaries and related expenses	892	897
Board related expenses	54	54
Advertising	30	11
Rent and utilities	44	30
Loan and foreclosed asset expenses	52	57
Travel	80	81
Other	78	116
Total SG&A	$1,415	$1,443

14. Subsequent Events

Management of the Company has evaluated subsequent events through August 13, 2024, the date these interim consolidated financial statements were issued.

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

Overview

During the quarter and six months ended June 30, 2024, the Company continued to focus on the reduction of non-interest earning assets. As of June 30, 2024, gross loan values classified as nonaccrual were 17 or $5,016 compared to 17 or $5,912 as of December 31, 2023. In addition, as of June 30, 2024, we had seven foreclosed assets, net or $2,455 compared to one or $130 as of December 31, 2023.

The estimated loss on interest income resulting from non-interest earning assets for the quarter and six months ended June 30, 2024 was $275 and $550, respectively, compared to $121 and $240 for the same periods of 2023. Looking ahead, we expect the balance of non-interest earning assets to remain somewhat constant.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2024 and the beginning of 2025:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and nonaccrual assets.
2.	Control SG&A expenses.
3.	Slightly increase margin, as compared to our current spread.
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Alert attention and better manage the increase in loan loss and impairment expenses.

The continued rise in long-term rates is making it challenging for our customers to build and sale products. Housing starts bottomed out in November of 2022 and rose through January of 2024. Since then, they have declined about 10% through June 30, 2024. The Company has been planning on this reduction and is acting accordingly. The rise in short-term rates has likely benefited the Company as our competitors’ rates have risen faster than ours making us more competitive, but an additional rise in long-term interest rates would negatively impact the housing industry, and therefore us.

We had $50,639 and $58,130 in loan receivables, net as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, we had 189 construction and nine development loans with 58 borrowers in 20 states. In addition, as of June 30, 2024 we transferred from loan receivables, net to foreclosed assets approximately $2,306.

During the six months ended June 30, 2024, the Company completed acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt. The Company transferred $6,122 from loan receivables, net and acquired $462 in accrued interest payable and $1,750 in secured notes payable. The Company acquired $11,330 in real estate investments from the acquisition of 339.

Net cash provided by operations decreased $465 to $1,932 for the six months ended June 30, 2024 compared to the same period of 2023. The decrease in operating cash flow was due primarily to other assets.

Critical Accounting Estimates

To assist in evaluating our interim consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2023 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2023, unless listed below.

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

Change in Fair Value Assumption	June 30, 2024 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$5,194

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loans outstanding of $50,639.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	June 30, 2024 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$859

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the assets.

** Assumes a book amount of the foreclosed assets of $2,455.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Interest Income		*		*		*		*
Estimated interest income	$1,819	13%	$2,390	15%	$4,086	14%	$4,709	15%
Estimated unearned interest income due to COVID-19	-	-%	(122)	(1)%	-	-%	(240)	(1)%
Interest income on loans	$1,819	13%	$2,268	14%	$4,086	14%	$4,469	14%

Fee income on loans**	691	5%	748	5%	1,443	5%	1,561	5%
Deferred loan fees	(175)	(1)%	(139)	(1)%	(339)	(1)%	(299)	(1)%
Fee income on loans, net	516	4%	609	4%	1,104	4%	1,262	4%

Interest and fee income on loans	2,335	17%	2,877	18%	5,190	18%	5,731	18%

Interest expense unsecured	843	6%	749	5%	1,669	6%	1,472	5%
Interest expense secured	328	3%	560	4%	748	3%	1,178	4%
Amortization offering costs	52	-%	59	-%	107	-%	121	-%
Interest expense	1,223	9%	1,368	9%	2,524	9%	2,771	9%
Net interest and fee income (spread)	1,112	8%	1,509	9%	2,666	9%	2,960	9%

Weighted average outstanding loan asset balance	$54,081		$64,104		$56,553		$64,041

*Annualized amount as percentage of weighted average outstanding gross loan balance

**Excludes fee income related to the 339 Acquisition

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum rate of 10.25%. For most loans, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity).

Interest income on loans for the quarter and six months ended June 30, 2024, was 13% and 14%, respectively compared to 14% for both of the same periods of 2023. The interest rate decreased 1% due to the interest write-offs of approximately $193 in accrued interest for two borrowers.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans, which yields a blended margin of approximately 3.5%. This 2.5% may increase because some customers run past the standard repayment time and pay a higher rate of interest after that.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at that time. During 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments was 5% for the quarter and six months ended June 30, 2024 and 2023.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of June 30, 2024 and December 31, 2023, foreclosed assets were $2,455 and $140, respectively, which resulted in a negative impact to our interest spread.

As of June 30, 2024 and December 31, 2023, gross loans receivables nonaccrual loans or loans not earning interest were $5,016 and $5,912, respectively.

Credit Loss Provision

Credit loss provision (expense throughout the period) was $165 and $387 quarter and six months ended June 30, 2024, respectively, compared to $43 and $163 for the same periods of the prior year.

The allowance for credit losses as of June 30, 2024 and December 31, 2023 was $575 and $695, respectively.

Non-Interest Income

Other Income

During the quarter and six months ended June 30, 2024 and 2023, we consulted for one of our construction and development loan customers which included accounting guidance. Other income related to our consulting fees was $13 and $28 for the quarter and six months ended June 30, 2024, respectively, compared to $19 and $40 for the same period of 2023. We anticipate continuing our consulting services to our customers on an as needed basis during 2024.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Legal and accounting	$65	$34	$185	$197
Salaries and related expenses	402	432	892	897
Board related expenses	27	27	54	54
Advertising	(4)	6	30	11
Rent and utilities	16	13	44	30
Loan and foreclosed asset expenses	33	16	52	57
Travel	35	49	80	81
Other	12	40	78	116
Total SG&A	$586	$617	$1,415	$1,443

Our SG&A expense decreased $28 to $586 during the quarter ended June 30, 2024 compared to the same period of 2023. The change in SG&A was primarily due to lower salaries and related expenses. For the six months ended June 30, 2024, SG&A expenses decreased $28 to $1,415 compared to the same periods of 2023 due primarily to other expenses. In addition, the Company had a credit of approximately $52 in advertising which related to a one-time vendor credit.

Loss on Impairment of Foreclosed Assets

During the six months ended June 30, 2024, we transferred six loan receivable assets to foreclosed assets which incurred a loss on the transfer of $159 and additional impairment losses on foreclosed assets of $320. No foreclosed assets were transferred from loan receivables and no impairment losses were incurred during the same period of 2023.

Consolidated Financial Position

Acquisition

Acquisition of 339 Justabout Land Co., LLC

Effective February 15, 2024, the Company completed its acquisition of 339, in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt.

The property has since been subdivided into two parcels. One parcel is being developed into 37 lots and are available for home construction, of which one lot was purchased and is currently owned by Benjamin Marcus Homes, LLC (“BMH”), and the other parcel will be developed into 24 lots, which should be available for construction later this year or early next year (36 lots owned by 339 which should be available for construction, the “60 Lots”).

We charge an option fee to BMH for the right to buy the 36 lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company will defer the revenue related to the option fee over the twelve months. As of June 30, 2024, deferred revenue, real estate investment was $520.

The total expected selling price of the 60 lots is approximately $18,500. The gross purchase price of approximately $3,900 (the “Purchase Price”). BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. We purchased subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

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

Amounts recognized as of the acquisition date
(in thousands of dollars)
Purchase Consideration	$9,122

Fair value of identified assets acquired:
Cash	4
Real estate investments	11,330
Total identifiable assets	11,334

Fair value of liabilities assumed:
Current liabilities	462
Other liabilities	1,750
Total liabilities assumed	2,212

Net identifiable assets acquired	$9,122

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

Loans Receivables, net

The following is a roll forward of loans receivables, gross to net:

	June 30, 2024	December 31, 2023

Loans receivables, gross	$53,406	$61,293
Less: Deferred loan fees	(1,422)	(1,772)
Less: Deposits	(1,067)	(1,056)
Plus: Deferred origination costs	297	360
Less: Allowance for credit losses	(575)	(695)
Loans receivable, net	$50,639	$58,130

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2024

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	4	$1,805	$1,274	$832	71%		5%
California	1	1	2,551	1,530	1,531	60%		5%
Connecticut	1	2	1,040	728	162	70%		5%
Florida	9	43	16,369	11,124	8,933	68%		5%
Georgia	3	7	3,746	2,349	1,221	63%		5%
Idaho	1	4	1,462	1,060	129	73%		5%
Illinois	1	1	1,400	992	1,395	71%		5%
Indiana	1	1	335	235	206	70%		5%
Louisiana	3	4	1,216	851	586	70%		5%
Mississippi	1	1	369	258	247	70%		5%
New Jersey	2	7	2,950	2,262	1,804	77%		5%
New York	1	2	1,175	823	473	70%		5%
North Carolina	9	19	9,654	6,010	3,237	62%		5%
Ohio	2	6	2,480	1,885	1,066	76%		5%
Pennsylvania	2	24	23,589	18,441	16,259	78%		5%
South Carolina	12	50	20,052	12,996	5,964	65%		5%
Tennessee	3	4	1,289	862	790	67%		5%
Texas	2	4	2,895	2,126	1,430	73%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	2	2	954	620	467	65%		5%
Total	58	189	$98,249	$68,218	$48,154	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2023:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	5	$2,148	$1,504	$846	70%		5%
California	1	1	2,551	1,530	1,511	60%		5%
Connecticut	1	2	1,039	681	510	66%		5%
Florida	12	71	36,644	19,279	14,093	53%		5%
Georgia	4	8	2,963	1,831	1,229	62%		5%
Illinois	1	1	1,600	992	763	62%		5%
Indiana	1	1	335	235	79	70%		5%
Louisiana	2	3	773	541	300	70%		5%
Maryland	1	1	480	336	336	70%		5%
Missouri	1	2	820	570	439	70%		5%
New Jersey	2	5	1,985	1,563	954	79%		5%
North Carolina	8	23	10,637	6,681	2,994	63%		5%
Ohio	3	10	3,776	2,601	1,686	69%		5%
Pennsylvania	2	21	21,301	16,763	13,205	79%		5%
South Carolina	11	50	20,029	12,624	6,694	63%		5%
Tennessee	3	5	1,554	1,047	696	67%		5%
Texas	2	4	1,970	1,773	1,693	90%		5%
Utah	1	3	2,918	1,792	910	61%		5%
Virginia	3	3	857	530	474	62%		5%
Washington	1	6	2,789	2,427	2,376	87%		5%
Total	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2024:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount(2)	Gross Amount Outstanding	Loan to Value Ratio(3)		Interest Spread(5)
Florida	3	3	$4,311	$831	$694	16%		7%
Georgia	1	1	422	236	237	56%		7%
New York	1	1	5,440	300	300	6%		7%
North Carolina	1	1	170	10	10	6%		7%
Pennsylvania	1	1	3,565	3,700	3,493	98%		varies %
South Carolina	2	2	1,980	519	519	26%		7%
Total	9	9	$15,888	$5,596	$5,253	33	%(4)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2023:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	207	1,378	133	64%		7%
New Jersey	1	1	50	26	26	51%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	2	19,983	8,500	8,365	42%		varies
South Carolina	2	2	1,980	965	624	32%		7%
Total	9	11	$23,873	$11,256	$9,505	40	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	June 30, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	21,026	58,216
Principal collections	(19,912)	(57,895)
Transferred from loans receivables, net to foreclosed assets	(2,306)	–
Transferred from loans receivables, net to real estate investments	(6,122)	–
Change in builder deposit	(11)	(217)
Change in allowance for credit losses	121	1,832
Change in loan fees, net	(287)	(456)

Ending balance	$50,639	$58,130

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

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, a modified open pool approach was used which utilizes our borrowers’ credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C defines the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2024:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$32,831	$46,727	$(182)
B Credit Risk	9,837	14,445	(85)
C Credit Risk	469	1,131	(14)

Development Loans Collectively Evaluated
A Credit Risk	$4,354	$4,561	$(2)
B Credit Risk	447	583	-
C Credit Risk	452	452	(17)

Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated	$5,016	$5,915	$(366)

ACL Unfunded Commitments	$–	$–	$91

Total	$53,406	$73,814	$(575)

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$40,252	$59,075	$(211)
B Credit Risk	5,718	10,339	(32)
C Credit Risk	–	–	–

Development Loans Collectively Evaluated
A Credit Risk	$8,787	$9,793	$(5)
B Credit Risk	172	511	–
C Credit Risk	452	454	(10)

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$(86)

Secured Nonaccrual Loans Individually Evaluated	$5,826	$6,303	$(351)

Total	$61,293	$86,556	$(695)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2024:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated	$3,224	$1,792	$–

Total	$3,224	$1,792	$–

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$86	$–

Secured Nonaccrual Loans Individually Evaluated	$2,495	$3,331	$–

Total	$2,495	$3,417	$–

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is less than 90% complete the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted for estimated costs associated with asset disposal. A broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a broker’s opinion of value.

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

The following is an aging of our gross loan portfolio as of June 30, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$37,185	$37,185	$–	$–	$–	$–
B Credit Risk	10,284	10,284	–	–	–	–
C Credit Risk	921	921	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	1,199	–	–	–	–	1,199

Nonaccrual Loans
Unsecured Loans	–	–	–	–	–	–
Secured Loans	3,817	–	1,531	494	–	1,792
Total	$53,406	$48,390	$1,531	$494	$–	$2,991

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Nonaccrual Loans
Unsecured Loans	86	–	–	–	–	86
Secured Loans	5,826	–	881	1,497	1,641	–
Total	$61,293	$55,381	$881	$1,497	$1,641	$86

Below is an aging schedule of loans receivable as of June 30, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	181	$48,390	90.6%
60-89 days	1	1,531	2.9%
90-179 days	12	494	0.9%
180-269 days	–	–	–%
>270 days	4	2,991	5.6%

Subtotal	198	$53,406	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	198	$53,406	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of June 30, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	181	$48,390	90.6%
60-89 days	1	1,531	2.9%
90-179 days	12	494	0.9%
180-269 days	–	–	–%
>270 days	4	2,991	5.6%

Subtotal	198	$53,406	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	198	$53,406	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses for the quarter ended June 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of March 31, 2024	$(168)	(33)	–	(2)	–	(18)	(250)	–	$(471)
Charge-offs	–	–	–	–	–	–	48	–	48
Credit loss provision funded	42	(25)	(6)	–	–	1	(164)	–	(152)
Allowance for credit losses as of June 30, 2024	(126)	(58)	(6)	(2)	–	(17)	(366)	–	(575)
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	1	(164)	–	(78)
Credit loss provision unfunded	3	(8)	(8)	–	–	–	–	–	(13)
Reserve for unfunded commitments as of June 30, 2024	$(56)	(27)	(8)	–	–	–	–	–	$(91)

The following table provides a roll forward of the allowance for credit losses for the six months ended June 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	(32)	–	(5)	–	(10)	(351)	(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	364	52	416
Credit loss provision funded	26	(45)	(6)	3	–	(7)	(379)	34	(374)
Allowance for credit losses as of June 30, 2024	(126)	(58)	(6)	(2)	–	(17)	(366)	–	(575)
Reserve for unfunded commitments as of December 31, 2023	–	–	–	–	–	–	–	–	–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)

Credit loss provision unfunded	3	(8)	(8)	–	–	–	–	–	(13)
Reserve for unfunded commitments as of June 30, 2024	$(56)	(27)	(8)	–	–	–	–	–	$(91)

The following table provides a roll forward of the allowance for credit losses as of December 31, 2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	(66)	(9)	(37)	(2)	(7)	(247)	(1,985)	$(2,527)
Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	–	(139)	(178)
Charge-offs	–	–	–	–	–	–	132	2,610	2,742
Reduction in ACL for loan participations	5	–	–	–	–	–	–	–	5
Credit loss provision	(9)	35	21	(3)	-	27	(236)	(572)	(737)
December 31, 2023	$(211)	(32)	–	(5)	–	(10)	(351)	(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,408 and $25,263 as of June 30, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of June 30,2024, the ACL for unfunded commitments was $91. As of June 30, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2024		December 31, 2023
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	32%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	6%	Cape Coral, FL	7%
Third highest concentration risk	Williamston, SC	5%	Palm Bay, FL	6%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Beginning balance	$130	$1,582	$1,582
Transferred from loans receivables, net	2,306	-	-
Additions for construction in foreclosed assets	498	125	126
Sale proceeds	-	(1,549)	(1,549)
Gain on foreclosed assets	-	8	15
Loss on foreclosed assets	(479)	(36)	(34)
Ending balance	$2,455	$130	$140

Real Estate Investments

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Beginning balance	$435	$660	$660
Additions from 339 acquisition	11,330	-	-
Gain on sale of real estate investments	-	10	10
Proceeds from the sale of real estate investments	-	(2,131)	(2,131)
Additions for construction/development	1,662	1,896	1,461
Ending balance	$13,427	$435	$-

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Beginning balance	$292	$766	$766
Preferred equity dividends	-	47	47
Additions from Pennsylvania loans	520	654	69
Additions from other loans	324	538	239
Interest, fees, principal or repaid to borrower	(839)	(1,713)	(778)
Ending balance	$297	$292	$343

Related Party Borrowings

As of June 30, 2024, the Company had $830, $74, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively.

As of June 30, 2024, the Company had other unsecured debt of $700 with an interest rate of prime plus 1.5% with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to terminate the debt, effective semi-annually as of August 16 and/or February 16 of any given year.

A more detailed description of related party transactions is included in Note 7 to the 2023 Financial Statements. These borrowings are included in notes payable secured, net of deferred financing costs on the interim consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of June 30, 2024, and December 31, 2023, the Company had $596 and $327 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of June 30, 2024. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal, on the principal amount being paid back.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 as of June 30, 2024 and 2023.

Borrowings secured by loan assets are summarized below:

	June 30, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,615	$6,672	$7,615	$5,770
S.K. Funding	12,781	6,500	7,358	6,500

Lender
Shuman	175	125	358	125
Jeff Eppinger	3,756	1,500	3,496	1,500
R. Scott Summers	1,512	903	2,177	1,003
John C. Solomon	678	563	598	563
Judith Swanson	8,798	6,057	10,038	5,164

Total	$36,315	$22,320	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of June 30, 2024 and December 31, 2023 was 9.07% and 9.01%, respectively, not including the amortization of deferred financing costs.

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

The following is a roll forward of our Notes Program:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Gross Notes outstanding, beginning of period	$20,854	$21,576	$21,576
Notes issued	2,229	1,353	562
Note repayments / redemptions	(3,468)	(2,075)	(1,459)

Gross Notes outstanding, end of period	$19,615	$20,854	$20,679

Deferred financing costs, net	(173)	(235)	(287)

Notes outstanding, net	$19,442	$20,619	$20,392

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Deferred financing costs, beginning balance	$939	$835	$835
Additions	45	103	42
Deferred financing costs, ending balance	984	939	877
Less accumulated amortization	(811)	(703)	(590)
Deferred financing costs, net	$173	$235	$287

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Six Months Ended June 30, 2023

Accumulated amortization, beginning balance	$703	$468	$468
Additions	108	235	121
Accumulated amortization, ending balance	$811	$703	$590

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	June 30, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$501	$410
Unsecured Line of Credit from Judith Swanson	October 2024	10.0%	943	1,836
Unsecured Line of Credit from Judith Swanson	April 2025	10.0%	500	-
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2025	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%		100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	-	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,600	1,200
Subordinated Promissory Note	April 2024	10.0%	-	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	-
Subordinated Promissory Note	April 2028	10.0%	149	-
Subordinated Promissory Note	April 2029	11.0%	2,000	-
Subordinated Promissory Note	Varies (5)	Prime +1.5%	700	-
			$14,443	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(5)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

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

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital of $6,073 as of June 30, 2024. The Company’s redeemable preferred equity was $4,773 as of December 31, 2023.

We strive to maintain a reasonable (about 15%) balance between (1) preferred equity plus members’ capital and (2) total assets. The ratio of preferred equity plus members’ capital to total assets was 11.1% and 10.4% as of June 30, 2024, and December 31, 2023, respectively. We anticipate this ratio to increase as more earnings are retained in 2024 and 2025 and some additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$24,132	$21,196
Secured line of credit from affiliates	2	596	326
Unsecured line of credit (senior)	3	1,251	1,160
Other unsecured debt (senior subordinated)	4	1,834	1,094
Unsecured Notes through our public offering, gross	5	19,615	20,854
Other unsecured debt (subordinated)	5	10,451	8,006
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(176)	(238)
Total		$58,610	$53,305

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of June 30, 2024, and December 31, 2023, we had combined loans outstanding of 198 and 236, respectively. In addition, gross loans outstanding were $53,406 and $61,293 as of June 30, 2024, and December 31, 2023, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $20,408 and $25,263 as of June 30, 2024, and December 31, 2023, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of June 30, 2024. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate originations to continue to lower in 2024 due to higher interest rates which slow the of sales of our customer’s homes.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of June 30, 2024	As of December 31, 2023
Secured debt, net of deferred financing costs	$24,725	$21,519
Unsecured debt, net of deferred financing costs	$33,885	$31,786
Equity*	$8,055	$6,767
Cash and cash equivalents	$2,502	$3,522

* Equity includes Members’ Capital and Preferred Equity.

As of June 30, 2024, and December 31, 2023, cash and cash equivalents were $2,502 and $3,552, respectively.

Secured debt, net of deferred financing costs increased $3,206 to $24,725 as of June 30, 2024, compared to $21,519 for the year ended December 31, 2023. The increase in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements.

Unsecured debt, net of deferred financing costs increased $2,099 to $33,885 as of June 30, 2024 compared to $31,786 as of December 31, 2023.

Equity increased $1,288 to $8,055 as of June 30, 2024, compared to $6,767 as of December 31, 2023. The increase was due primarily to contributions from Series C Preferred Equity holders of $1,200.

We anticipate an increase in our equity during the nine months subsequent to June 30, 2024, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2024, is $30,700, which consists of secured borrowings of $22,924 and unsecured borrowings of $7,776.

Secured borrowings maturing through the year ending December 31, 2024, significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand for loan collateral. The following are secured facilities with actual maturity and renewal dates:

●	Swanson – $6,057 automatically renews unless notice given;
●	Shuman – $125 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 due July 2025 and automatically renews unless notice is given;
●	Builder Finance, Inc – $6,673 with no expiration date;
●	New LOC Agreements - $2,965 generally one-month notice and nine months to reduce principal balance to zero;
●	Wallach LOC - $420 due upon demand;
●	Wallach Trust - $176 due upon demand; and
●	Mortgage Payable – $9, with payments due monthly.

Unsecured borrowings due by December 31, 2024, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $2,415 and $5,361, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 73% of our Note holders reinvest upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of June 30, 2024, the 36-month Notes were $3,254. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate our assets reducing in the remainder of 2024; however, we are prepared for an increase of our assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, preferred equity, and regular equity. Our expectation to reduce loan asset balances is subject to changes in the housing market and competition. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, much of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years. In some of our markets, prices of sold homes are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). However, we anticipate significant declines in home values in many markets over the next 12 months.

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
(Source: Federal Reserve)
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Yield (% per Year)
1960
1965
1970
1975
1980
1985
1990
1995
2000
2005
2010
2015
2020
Year
(Rates through June 2024)
US Treasury 3-Year Rate
30-Year Fixed Mortgage

Housing prices are also generally correlated with housing starts, so that increases in housing starts usually coinciding with increases in housing values, and the reverse is generally true. Below is a graph showing single family housing-starts from 2000 through today.

Annual Single Family Housing Starts in the U.S.
(in millions)
Annual Housing Starts
2.00
1.80
1.60
1.40
1.20
1.00
0.80
0.60
0.40
0.20
-
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Year
(Through June 2024)

Source: U.S. Census Bureau

To date, changes in housing starts, CD rates, and inflation have not had a material impact on our business.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended June 30, 2024:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	37.53100	$37,531.00
Gregory L. Sheldon and Madeline M. Sheldon	25.02759	25,027.59
Schultz Family Living Trust	5.75693	5,756.93
Fernando Ascencio and Lorraine Carol Ascencio	10.77124	10,771.24
Mark and Tris Ann Garboski	36.41985	36.41985
Total	115.50662	$115,506.62

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

(b)	We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of June 30, 2024, we had issued $19,031 in Notes pursuant to our current public offering. As of June 30, 2024, we incurred expenses of $284 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2024 were $18,747 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2024, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 13, 2024	By:	/s/ Catherine Loftin
Catherine Loftin
Chief Financial Officer

