Form 10-Q
period 2024-09-30
Shepherd's Finance, LLC
filed 2024-11-14
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets

(in thousands of dollars)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$4,348	$3,522
Accrued interest receivable	825	1,171
Loans receivable, net	49,212	58,130
Real estate investments	14,038	435
Foreclosed assets, net	1,841	130
Premises and equipment	811	828
Other assets	1,278	618
Total assets	$72,353	$64,834
Liabilities, Redeemable Preferred Equity, and Members’ Capital
Customer interest escrow	$431	$292
Accounts payable and accrued expenses	907	609
Accrued interest payable	4,327	3,861
Notes payable secured, net of deferred financing costs	23,871	21,519
Notes payable unsecured, net of deferred financing costs	34,211	31,786
Deferred revenue – real estate investments	297	-
Total liabilities	$64,044	$58,067

Commitments and Contingencies (Note 10)

Redeemable Preferred Equity
Series C preferred equity	-	4,773

Members’ Capital
Series C preferred equity	6,308	-
Class A common equity	2,001	1,994
Members’ capital	$8,309	$1,994

Total liabilities, redeemable preferred equity and members’ capital	$72,353	$64,834

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2024	2023	2024	2023
Interest Income
Interest and fee income on loans	$2,699	$2,763	$8,259	$8,494
Interest expense:
Interest related to secured borrowings	318	473	1,066	1,651
Interest related to unsecured borrowings	900	826	2,676	2,419
Interest expense	1,218	1,299	3,742	4,070

Net interest and fee income	1,481	1,464	4,517	4,424

Less: Provision for credit losses	332	131	719	294

Net interest and fee income after provision for credit losses	1,149	1,333	3,798	4,130

Non-Interest Income
Revenue from the sale of land parcels	1,601	-	1,601	-
Other income	12	16	40	56
Gain on sale of real estate investments	-	-	-	10
Gain on foreclosed assets	2	-	2	15
Total non-interest income	1,615	16	1,643	81

Income before non-interest expense	2,764	1,349	5,441	4,211

Non-Interest Expense
Cost of land parcels sold	1,601	-	1,601	-
Selling, general and administrative	714	591	2,129	2,034
Depreciation and amortization	20	21	61	61
Loss on foreclosed assets	-	-	479	34
Total non-interest expense	2,335	612	4,270	2,129

Net Income	$429	$737	$1,171	$2,082

Earned Distribution to Preferred Equity Holders	185	144	513	445

Net Income Attributable to Common Equity Holders	$244	$593	$658	$1,637

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended September 30, 2024 and 2023

(in thousands of dollars)	Series B Preferred Equity	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
July 1, 2023	$-	$-	$2,117	$2,117
Net income attributable to Common A equity	-	-	593	593
Distributions to Common A equity	-	-	(490)	(490)
September 30, 2023	$-	$-	$2,220	$2,220

July 1, 2024	$-	$6,189	$1,866	$8,055
Net income attributable to Common A equity	-	-	244	244
Net income attributable to Series C equity	-	185	-	185
Distributions to Series C equity	-	(66)	-	(66)
Distributions to Common A equity	-	-	(116)	(116)
Issuance of Common A equity units	-	-	7	7
September 30, 2024	$-	$6,308	$2,001	$8,309

The accompanying notes are an integral part of the interim consolidated financial statements.

For the Nine Months Ended September 30, 2024 and 2023

(in thousands of dollars)	Series B Preferred Equity	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2023	$1,900	$-	$180	$2,080
Cumulative effect of CECL adoption as of January 1, 2023	-	-	(178)	(178)
Net income attributable to Common A equity	-	-	1,637	1,637
Contributions from Common A equity	-	-	1,460	1,460
Distributions to Common A equity	-	-	(879)	(879)
Distributions to Series B preferred equity	(1,900)	-	-	(1,900)
September 30, 2023	$-	$-	$2,220	$2,220

January 1, 2024	$-	$-	$1,994	$1,994

Net income attributable to Common A equity	-	-	658	658
Net income attributable to Series C equity	-	513	-	513
Contributions from Series C equity	-	1,200	-	1,200
Conversion of Series C equity	-	4,773	-	4,773
Distributions to Series C equity	-	(178)	-	(178)
Distributions to Class A equity	-	-	(668)	(668)
Issuance of Common A equity units	-	-	17	17
September 30, 2024	$-	$6,308	$2,001	$8,309

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2024 and 2023

(in thousands of dollars)	September 30, 2024	September 30, 2023

Cash flows from operations
Net income	$1,171	$2,082
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	157	179
Provision for credit losses	719	294
Change in loan origination fees, net	(184)	166
Depreciation and amortization	61	61
Gain on foreclosed assets	(2)	(15)
Loss on foreclosed assets	479	34
Gain on sale of real estate investments	-	(10)
Proceeds from sale of real estate investments	1,601	2,131
Deferred revenue – real estate investments	297	-
Issuance of common A equity units for employee compensation	17	-
Net change in operating assets and liabilities:
Other assets	(702)	533
Accrued interest receivable	346	(86)
Customer interest escrow	139	(389)
Accrued interest payable	1,023	1,228
Accounts payable and accrued expenses	298	(197)

Net cash provided by operating activities	$5,420	$6,011

Cash flows from investing activities
Loan originations and principal collections, net	(45)	(2,616)
Investments in real estate asset trusts	(330)	-
Additions for construction in foreclosed assets	(541)	(125)
Acquisition of 339, net of cash acquired	(2,996)	-
Additions for construction in real estate investments	(3,544)	(1,461)
Proceeds from sale of foreclosed assets	659	1,549

Net cash used in investing activities	$(6,797)	$(2,653)

Cash flows from financing activities
Contributions from common A equity holders	-	1,460
Contributions from preferred C equity holders	1,200	-
Distributions to preferred B equity holders	-	(1,900)
Distributions to preferred C equity holders	(178)	(1,288)
Distributions to common equity holders	(668)	(879)
Proceeds from secured note payable	10,885	9,252
Repayments of secured note payable	(9,915)	(10,050)
Proceeds from unsecured notes payable	9,624	799
Redemptions/repayments of unsecured notes payable	(8,655)	(1,307)
Deferred financing costs paid	(90)	(89)

Net cash provided by (used in) financing activities	$2,203	$(4,002)

Net change in cash and cash equivalents	826	(644)

Cash and cash equivalents
Beginning of period	3,522	4,196
End of period	$4,348	$3,552

Supplemental disclosure of cash flow information
Cash paid for interest	$4,208	$3,632

Non-cash investing and financing activities
Earned by preferred B equity and distributed to customer interest escrow	$-	$47
Earned but not paid distributions of preferred C equity	$-	$366
Foreclosed assets transferred from loans receivable, net	$2,306	$-
Secured and unsecured notes payable transfers	$893	$387
Accrued interest payable transferred to notes payable	$743	$790

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

The Company extends commercial loans to residential homebuilders and invests in land transactions (in 20 states as of September 30, 2024) to:

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

The property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction later this year or early next year (collectively the “339 Lots”).

We charge an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company will defer the revenue related to the option fee over the twelve months. As of September 30, 2024, deferred revenue, real estate investment was $297.

During the quarter ended September 30, 2024, BMH purchased five lots from 339 for both revenue and cost of land parcels sold of $1,601 which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gain or loss was recognized in the sale of the lots.

The total expected selling price of the 339 Lots is approximately $18,500 and the gross purchase price was approximately $3,900 (the “Purchase Price”). BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. We purchased subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

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

3. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis:

	September 30, 2024		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,841	$1,841	$–	$–	$1,841
Impaired loans, net	5,029	5,029	–	–	5,029
Total	$6,870	$6,870	$–	$–	$6,870

	December 31, 2023		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$130	$130	$–	$–	$130
Impaired COVID loans, net	82	82	–	–	82
Other impaired loans, net	5,393	5,393	–	–	5,393
Total	$5,605	$5,605	$–	$–	$5,605

The table below is a summary of fair value estimates for financial instruments:

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$4,348	$4,348	$3,522	$3,522
Loan receivable, net	49,212	49,212	58,130	58,130
Accrued interest on loans receivables, net	825	825	1,171	1,171
Financial Liabilities
Customer interest escrow	431	431	292	292
Notes payable secured, net	23,871	23,871	21,519	21,519
Notes payable unsecured, net	34,211	34,211	31,786	31,786
Accrued interest payable	4,327	4,327	3,861	3,861

4. Real Estate Investment Assets

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Beginning balance	$435	$660	$660
Additions from 339 acquisition	11,330	–	–
Gain on sale of real estate investments	-	10	10
Investments in real estate asset trust	330	–	–
Proceeds from the sale of real estate investments	(1,601)	(2,131)	(2,131)
Additions for construction/development	3,544	1,896	1,461
Ending balance	$14,038	$435	$–

During the quarter ended September 30, 2024, the Company invested in one of our borrowers, DBL Capital Real Estate Fund 1, LLC (“DBL”) for $330. The investment is to develop six empty lots into houses and the Company is expected to receive a variable return.

5. Loans Receivables, net

Financing receivables are comprised of the following:

	September 30, 2024	December 31, 2023

Loans receivables, gross	$52,157	$61,293
Less: Deferred loan fees	(1,540)	(1,772)
Less: Deposits	(907)	(1,056)
Plus: Deferred origination costs	312	360
Less: Allowance for credit losses	(810)	(695)
Loans receivable, net	$49,212	$58,130

Commercial Construction and Development Loans

As of September 30, 2024, the Company’s portfolio consisted of 192 construction and seven development loans with 63 borrowers in 20 states.

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2024 and December 31, 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2024	20	62	192	$102,150	$69,005	$47,334	68	%(3)	5%
2023	20	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the value of collateral.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2024 and December 31, 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
2024	6	7	7	$14,513	$6,389	$4,823	33	%(3)	varies
2023	6	9	11	$23,873	$11,256	$9,505	40	%(3)	varies

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing it by the value of collateral.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	September 30, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	37,089	58,216
Principal collections	(37,659)	(57,895)
Transferred from loans receivables, net to foreclosed assets	(2,306)	–
Transferred from loans receivables, net to real estate investments	(6,122)	–
Change in builder deposit	149	(217)
Change in allowance for credit losses	115	1,832
Change in loan fees, net	(184)	(456)

Ending balance	$49,212	$58,130

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of September 30, 2024:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$36,429	$54,664	$(220)
B Credit Risk	4,441	5,948	(54)
C Credit Risk	841	1,851	(23)

Development Loans Collectively Evaluated
A Credit Risk	$4,140	$5,627	$(3)
B Credit Risk	198	275	–
C Credit Risk	485	487	(18)

Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated	$5,623	$6,542	$(594)

ACL Unfunded Commitments	$-	-	102

Total	$52,157	$75,394	$(810)

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$40,252	$59,075	$(211)
B Credit Risk	5,718	10,339	(32)
C Credit Risk	–	–	–

Development Loans Collectively Evaluated
A Credit Risk	$8,787	$9,793	$(5)
B Credit Risk	172	511	–
C Credit Risk	452	454	(10)

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$(86)

Secured Nonaccrual Loans Individually Evaluated	$5,826	$6,303	$(351)

ACL Unfunded Commitments	$–	$–	$–

Total	$61,293	$86,556	$(695)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2024:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated	$2,209	$3,414	$–

Total	$2,209	$3,414	$–

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

The following is an aging of our gross loan portfolio as of September 30, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$40,569	$40,569	$–	$–	$–	$–
B Credit Risk	4,639	4,639	–	–	–	–
C Credit Risk	1,326	1,326	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	$5,129	$–	$1,856	$–	$–	$3,273

Nonaccrual Loans
Unsecured Loans	$–	$–	$–	$–	$–	$–
Secured Loans	494	–	–	–	494	–
Total	$52,157	$46,534	$1,856	$–	$494	$3,273

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Nonaccrual Loans
Unsecured Loans	$86	$–	$–	$–	$–	$86
Secured Loans	5,826	–	881	1,497	1,641	–
Total	$61,293	$55,381	$881	$1,497	$1,641	$86

Below is an aging schedule of loans receivable as of September 30, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	175	$46,534	89.2%
60-89 days	8	1,856	3.6%
90-179 days	–	–	–%
180-269 days	12	494	0.9%
>270 days	4	3,273	6.3%

Subtotal	199	$52,157	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	199	$52,157	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of September 30, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	175	$46,534	89.2%
60-89 days	8	1,856	3.6%
90-179 days	–	–	–%
180-269 days	12	494	0.9%
>270 days	4	3,273	6.3%

Subtotal	199	$52,157	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	199	$52,157	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses for the quarter ended September 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of June 30, 2024	$(126)	$(58)	$(6)	$(2)	$–	$(17)	$(366)	$–	$(575)
Charge-offs	–	–	–	–	–	–	89	–	89
Recoveries	–	–	–	–	–	–	–	(3)	(3)
Provision for credit losses funded	(20)	18	(4)	–	–	(1)	(317)	3	(321)
Allowance for credit losses as of September 30, 2024	$(146)	$(40)	$(10)	$(2)	$–	$(18)	$(594)	$–	$(810)

Reserve for unfunded commitments as of June 30, 2024	$(56)	$(27)	$(8)	$–	$–	$–	$–	$–	$(91)
Provision for credit losses unfunded	(19)	13	(4)	(1)	–	–	–	–	(11)
Reserve for unfunded commitments as of September 30, 2024	$(75)	$(14)	$(12)	$(1)	$–	$–	$–	$–	$(102)

The following table provides a roll forward of the allowance for credit losses for the nine months ended September 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	453	52	505
Recoveries	–	–	–	–	–	–	–	(3)	(3)
Provision for credit losses funded	6	(27)	(10)	3	–	(8)	(696)	37	(695)
Allowance for credit losses as of September 30, 2024	$(146)	$(40)	$(10)	$(2)	$–	$(18)	$(594)	$–	$(810)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses unfunded	(16)	5	(12)	(1)	–	–	–	–	(24)
Reserve for unfunded commitments as of September 30, 2024	$(75)	$(14)	$(12)	$(1)	$–	$–	$–	$–	$(102)

The following table provides a roll forward of the allowance for credit losses for the year ended December 31, 2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	$(66)	$(9)	$(37)	$(2)	$(7)	$(247)	$(1,985)	$(2,527)

Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	–	(139)	(178)
Charge-offs	–	–	–	–	–	–	132	2,610	2,742
Reduction in ACL for loan participations	5	–	–	–	–	–	–	–	5
Provision for credit losses	(9)	35	21	(3)	–	27	(236)	(572)	(737)
December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,237 and $25,263 as of September 30, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rate and the total gross loan value for loans in our portfolio. As of September 30, 2024, the ACL for unfunded commitments was $102. In addition, as of September 30, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2024		December 31, 2023
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	34%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	6%	Cape Coral, FL	7%
Third highest concentration risk	Greenville, SC	5%	Palm Bay, FL	6%

6. Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Beginning balance	$130	$1,582	$1,582
Transferred from loans receivables, net	2,306	-	-
Additions for construction in foreclosed assets	541	125	125
Sale proceeds	(659)	(1,549)	(1,549)
Gain on foreclosed assets	2	8	15
Loss on foreclosed assets	(479)	(36)	(34)
Ending balance	$1,841	$130	$139

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	September 30, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,261	$21,196
Secured line of credit from affiliates	2	613	326
Unsecured line of credit (senior)	3	1,047	1,160
Other unsecured debt (senior subordinated)	4	1,834	1,834
Unsecured Notes through our public offering, gross	5	19,202	20,854
Other unsecured debt (subordinated)	5	11,388	7,266
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(170)	(238)
Total		$58,082	$53,305

The following table shows the maturity of outstanding debt as of September 30, 2024:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2024	$29,568	$1,411	$5,587	$22,570
2025	10,293	7,070	3,204	19
2026	4,167	1,582	2,565	20
2027	7,199	5,857	571	771
2028	3,453	3,282	149	22
2029 and thereafter	3,572	-	3,100	472
Total	$58,252	$19,202	$15,176	$23,874

Secured Borrowings

Lines of Credit

As of September 30, 2024 and December 31, 2023, the Company had $613 and $327 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of September 30, 2024. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

As of September 30, 2024, the Loan with Hanna Holdings, Inc. decreased $500 to $750 compared to $1,250 as of the 339 Acquisition date.

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 as of September 30, 2024 and December 31, 2023.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	September 30, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,795	$6,336	$7,615	$5,770
S.K. Funding	10,958	6,500	7,358	6,500

Lender
Shuman	213	125	358	125
Jeff Eppinger	4,110	1,500	3,496	1,500
R. Scott Summers	944	902	2,177	1,003
John C. Solomon	1,027	563	598	563
Judith Swanson	9,517	6,027	10,038	5,164

Total	$35,564	$21,953	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of September 30, 2024 and December 31, 2023 was 9.05% and 9.01%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Gross notes outstanding, beginning of period	$20,854	$21,576	$21,576
Notes issued	2,511	1,353	685
Note repayments / redemptions	(4,163)	(2,075)	(1,502)

Gross notes outstanding, end of period	$19,202	$20,854	$20,759

Deferred financing costs, net	(167)	(235)	(276)

Notes outstanding, net	$19,035	$20,619	$20,483

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Deferred financing costs, beginning balance	$939	$835	$835
Additions	90	103	89
Deferred financing costs, ending balance	1,029	939	924
Less accumulated amortization	(862)	(703)	(648)
Deferred financing costs, net	$167	$235	$276

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Accumulated amortization, beginning balance	$703	$468	$468
Additions	159	235	180
Accumulated amortization, ending balance	$862	$703	$648

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	September 30, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$297	$410
Unsecured Line of Credit from Judith Swanson	October 2024	10.0%	973	1,836
Unsecured Line of Credit from Judith Swanson	April 2025	10.0%	500	-
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2025	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	-	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	-	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,100	1,200
Subordinated Promissory Note	April 2024	10.0%	-	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	-
Subordinated Promissory Note	April 2028	10.0%	149	-
Subordinated Promissory Note	April 2029	11.0%	2,000	-
Subordinated Promissory Note	June 2025	11.0%	1,007	-
Subordinated Promissory Note	Varies (5)	Prime+1.5%	1,100	-
			$15,176	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(5)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

8. Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Beginning balance	$292	$766	$766
Preferred equity dividends	–	47	47
Additions from Pennsylvania loans	668	654	408
Additions from other loans	604	538	434
Interest, fees, principal or repaid to borrower	(1,133)	(1,713)	(1,231)
Ending balance	$431	$292	$424

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

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital. The Company’s redeemable Series C preferred equity was $4,773 as of December 31, 2023. The Company’s redeemable Series C preferred equity was $6,308 as of September 30, 2024.

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value will be made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Beginning balance	$4,773	$5,725	$5,725
Additions from new investment	1,200	-	-
Distributions	(178)	(1,539)	(1,287)
Additions from reinvestments	513	587	444

Ending balance	$6,308	$4,773	$4,882

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of September 30, 2024:

Year Maturing	Total Amount Convertible

2024	$2,651
2025	558
2026	309
2027	1,308
2028	206
2029 and thereafter	1,276
Total	$6,308

10. Related Party Transactions

As of September 30, 2024, the Company had $818, $68, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively.

As of September 30, 2024, the Company had other unsecured debt of $1,100 with an interest rate of prime plus 1.5% with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to demand repayment of the debt, effective semi-annually as of August 16 and/or February 16 of any given year.

A more detailed description of related party transactions is included in Note 10 to our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2023 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These borrowings are included in notes payable secured, net of deferred financing costs on the interim consolidated balance sheet.

11. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $23,237 and $25,263 as of September 30, 2024 and December 31, 2023, respectively.

12. Selected Quarterly Consolidated Financial Data (Unaudited)

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2024	2024	2024	2023	2023	2023	2023

Net interest and fee income	$1,481	1,334	$1,702	$1,606	$1,464	$1,509	$1,451
Provision for credit losses	332	165	222	443	131	43	120
Net interest and fee income after provision for credit losses	1,149	1,169	1,480	1,163	1,333	1,466	1,331
Gain on foreclosed assets	2	–	–	–	–	17	–
Gain on the sale of real estate assets	–	–	–	–	–	10	–
Revenue from the sale of land parcels	1,601	–	–	–	–	–	–
Dividend or other income	12	13	15	24	16	19	21

Cost of land parcels sold	1,601	–	–	–	–	–	–

SG&A expense	714	586	829	662	591	617	826
Depreciation and amortization	20	20	21	20	21	20	20
Loss on foreclosed assets	–	278	201	9	–	–	36
Net income	$429	$298	$444	$496	$737	$875	$470

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	For the Nine Months Ended September 30,
	2024	2023
Selling, general and administrative expenses
Legal and accounting	$224	$240
Salaries and related expenses	1,359	1,302
Board related expenses	81	81
Advertising	45	16
Rent and utilities	64	43
Loan and foreclosed asset expenses	101	71
Travel	128	118
Other	127	163
Total SG&A	$2,129	$2,034

14. Subsequent Events

The management of the Company has evaluated subsequent events through November 14, 2024, the date these interim consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere in this report and with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2023 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

During the quarter and nine months ended September 30, 2024, the Company continued to focus on the reduction of non-interest earning assets. As of September 30, 2024, gross loan values classified as nonaccrual were 24 or $5,623 compared to 17 or $5,912 as of December 31, 2023. In addition, as of September 30, 2024, we had six foreclosed assets, net or $1,841 compared to one or $130 as of December 31, 2023.

The estimated loss on interest income resulting from non-interest earning assets for the quarter and nine months ended September 30, 2024 was $280 and $840, respectively, compared to $296 and $715 for the same periods of 2023. Looking ahead, we expect the balance of non-interest earning assets to remain somewhat constant.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2024 and the beginning of 2025:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and nonaccrual assets.
2.	Control SG&A expenses.
3.	Slightly increase margin, as compared to our current spread.
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Manage the increase in loan loss and impairment expenses.
6.	Maintain sales.

The current housing market is something we haven’t seen before. While many factors imply that we should be in a decline in housing values, the number of homes with a sub 3% fixed interest rate is something new to our United States housing market. Usually as housing becomes unaffordable due to either interest rates or home prices, the sale of new homes drops, and the number of foreclosures increases. Neither of these things is generally happening in the marketplace, even though housing is mostly unaffordable. We believe this is likely due to the number of sub 3% mortgages that exist and are likely to continue to exist. New homes are typically 10% of available homes for sale and are now more than 30%. It seems that the supply of used homes is unlikely to increase unless mortgage interest rates drop substantially. The Company’s foreclosed assets increased during the nine months ended September 30, 2024 to $1,840 from $130 as of December 31, 2023.

We had $49,212 and $58,130 in loan receivables, net as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we had 192 construction and seven development loans with 64 borrowers in 20 states. In addition, as of September 30, 2024, we transferred from loan receivables, net to foreclosed assets and to real estate investments $2,306 and $6,122, respectively.

During the nine months ended September 30, 2024, the Company completed acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt. The Company transferred $6,122 from loan receivables, net and acquired $462 in accrued interest payable and $1,750 in secured notes payable. The Company acquired $11,330 in real estate investments from the acquisition of 339. In addition, during the nine months ended September 30, 2024, 339 sold five lots for a total sales price and cost of goods sold both of $1,601. No gain or loss was recognized on the sales.

Net cash provided by operations decreased $591 to $5,420 for the nine months ended September 30, 2024 compared to the same period of 2023. The decrease in operating cash flow was due primarily to the reclass of proceeds from the sale of real estate investments to operating activities from investing activities for the nine months ended September 30, 2024 and 2023 of $1,601 and $2,131, respectively and other assets, which was offset by an increase in provision for credit losses.

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

Change in Fair Value Assumption	September 30, 2024 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$5,117

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loans outstanding of $49,212.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	September 30, 2024 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$644

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the assets.

** Assumes a book amount of the foreclosed assets of $1,841.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Interest Income		*		*		*		*
Estimated interest income	$1,852	14%	$2,117	14%	$5,938	14%	$6,834	14%
Estimated unearned interest income due to COVID-19	-	-%	(100)	(1)%	-	-%	(340)	(1)%
Interest income on loans	$1,852	14%	$2,017	13%	$5,938	14%	$6,494	13%

Fee income on loans**	$796	6%	$896	6%	$2,239	5%	$2,449	5%
Deferred loan fees	(174)	(1)%	(150)	(1)%	(513)	(1)%	(449)	(1)%
Fee income on loans, net	$622	5%	$746	5%	$1,726	4%	$2,000	4%

Interest and fee income on loans	$2,474	18%	$2,763	18%	$7,664	18%	$8,494	18%

Interest expense unsecured	$850	6%	$768	5%	$2,519	6%	$2,240	5%
Interest expense secured	318	3%	473	3%	1,066	3%	1,651	4%
Amortization offering costs	50	-%	58	-%	157	-%	179	-%
Interest expense	$1,218	9%	$1.299	8%	$3,742	9%	$4,070	9%
Net interest and fee income (spread)	$1,256	9%	$1,464	10%	$3,922	9%	$4,424	9%

Weighted average outstanding loan asset balance	$54,081		$61,552		$56,553		$63,191

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

Interest income on loans for both the quarter and nine months ended September 30, 2024, was 14%, compared to 14% for both same periods of 2023.

During both the quarter and nine months ended September 30, 2024, the Company’s margin was 5% compared to 5% and 4% for the same periods of the prior year, respectively. The increase in margin is due to aged loans and development loans earning a higher interest rate.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans, which yields a blended margin of approximately 3.5%. This 2.5% margin may increase because some customers run past the standard repayment time and pay a higher rate of interest after that.

● Fee income. Our construction loan fee is 5% of the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at that time. During 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments was 6% for both the quarter and nine months ended September 30, 2024 compared to 5% for both of the same periods of 2023.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of September 30, 2024 and December 31, 2023, foreclosed assets were $1,841 and $130, respectively, which resulted in a negative impact to our interest spread. During the nine months ended September 30, 2024 the Company reclassed six construction loans to foreclosed assets after which two were sold. As of September 30, 2024 the Company had five foreclosed assets compared to one as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, gross loans receivables nonaccrual loans or loans not earning interest were $5,623 and $5,912, respectively.

Provision for credit losses

Provision for credit losses (expense throughout the period) was $332 and $719 for the quarter and nine months ended September 30, 2024, respectively, compared to $131 and $294 for the same periods of the prior year.

The allowance for credit losses as of September 30, 2024 and December 31, 2023 was $810 and $695, respectively. The increase in the allowance for credit losses is due to certain impaired assets that required completion that cost more than the original budget from the builder. In addition, some appraised values decreased in specific markets. The Company believes it has properly reserved for all foreclosed and impaired loans.

Non-Interest Income

Other Income

During the quarter and nine months ended September 30, 2024 and 2023, we consulted for one of our construction and development loan customers which included accounting guidance. Other income related to our consulting fees was $12 and $40 for the quarter and nine months ended September 30, 2024, respectively, compared to $16 and $56 for the same period of 2023. We anticipate continuing our consulting services to our customers on an as needed basis during 2024.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Legal and accounting	$39	$43	$224	$240
Salaries and related expenses	467	405	1,359	1,302
Board related expenses	27	27	81	81
Advertising	15	5	45	16
Rent and utilities	20	13	64	43
Loan and foreclosed asset expenses	49	14	101	71
Travel	48	37	128	118
Other	49	47	127	163
Total SG&A	$714	$591	$2,129	$2,034

Our SG&A expenses increased $123 to $714 during the quarter ended September 30, 2024 compared to the same period of 2023. The change in SG&A for the quarter ended September 30, 2024 was primarily due to higher salaries and related expenses and loan and foreclosed asset expenses.

For the nine months ended September 30, 2024, SG&A expenses increased $95 to $2,129 compared to the same periods of 2023 due primarily to salaries and related expenses and advertising expenses.

Loss on Foreclosed Assets

During the quarter ended September 30, 2024, impairment on foreclosed assets decreased $2 to $2 compared to the same period of 2023. The decrease was primarily due to credits related to payments previously adjusted to the asset. In addition, we sold two of our foreclosed assets during the quarter ended September 30, 2024 which did not result in an impairment or loss on the sale of foreclosed assets.

For the nine months ended September 30, 2024, impairment on foreclosed assets increased $443 to $477 compared to the same period of 2023. The increase was primarily due to the transfer of six loan receivable assets to foreclosed assets which incurred a loss on the transfer of $159 and additional impairment losses on foreclosed assets of $318. No foreclosed assets were transferred from loan receivables and no impairment losses were incurred during the same period of 2023.

Consolidated Financial Position

Acquisition

Acquisition of 339 Justabout Land Co., LLC

Effective February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt.

The property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction later this year or early next year (collectively the “339 Lots”).

We charge an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company will defer the revenue related to the option fee over the twelve months. As of September 30, 2024, deferred revenue, real estate investment was $297.

During the quarter ended September 30, 2024, BMH purchased five lots from 339 for both revenue and cost of land parcels sold of $1,601. No gain or loss was recognized in the sale of the lots.

The total expected selling price of the 339 Lots is approximately $18,500 and the gross purchase price was approximately $3,900 (the “Purchase Price”). BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. We purchased subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

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

(in thousands of dollars)	Amounts recognized as of the acquisition date
Purchase Consideration	$9,122

Fair value of identified assets acquired:
Cash	4
Real estate investments	11,330
Total identifiable assets	11,334

Fair value of liabilities assumed:
Current liabilities	462
Other liabilities	1,750
Total liabilities assumed	2,212

Net identifiable assets acquired	$9,122

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

Loans Receivables, net

The following is a roll forward of loans receivables, gross to net:

	September 30, 2024	December 31, 2023

Loans receivables, gross	$52,157	$61,293
Less: Deferred loan fees	(1,540)	(1,772)
Less: Deposits	(907)	(1,056)
Plus: Deferred origination costs	312	360
Less: Allowance for credit losses	(810)	(695)
Loans receivable, net	$49,212	$58,130

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2024

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	3	1,330	942	646	71%		5%
California	1	1	3,210	1,750	1,346	55%		5%
Connecticut	1	2	1,040	728	287	70%		5%
Florida	9	42	16,227	10,827	7,686	67%		5%
Georgia	4	8	4,058	2,657	1,668	65%		5%
Idaho	1	4	1,462	1,060	129	73%		5%
Illinois	1	1	1,727	992	1,650	57%		5%
Indiana	1	1	335	235	233	70%		5%
Louisiana	4	5	1,463	1,024	759	70%		5%
Mississippi	1	1	369	258	258	70%		5%
New Jersey	2	7	2,950	2,363	1,930	80%		5%
New York	1	1	650	455	105	70%		5%
North Carolina	10	20	11,105	6,777	4,620	61%		5%
Ohio	3	5	2,356	1,613	1,377	68%		5%
Pennsylvania	2	23	25,031	17,992	13,681	72%		5%
South Carolina	11	52	20,069	13,357	6,372	67%		5%
Tennessee	4	5	1,594	1,075	881	67%		5%
Texas	2	4	2,710	2,126	1,652	78%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	3	4	1,546	982	632	64%		5%
Total	63	192	102,150	69,005	47,334	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the value of collateral.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2023:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	5	$2,148	$1,504	$846	70%		5%
California	1	1	2,551	1,530	1,511	60%		5%
Connecticut	1	2	1,039	681	510	66%		5%
Florida	12	71	36,644	19,279	14,093	53%		5%
Georgia	4	8	2,963	1,831	1,229	62%		5%
Illinois	1	1	1,600	992	763	62%		5%
Indiana	1	1	335	235	79	70%		5%
Louisiana	2	3	773	541	300	70%		5%
Maryland	1	1	480	336	336	70%		5%
Missouri	1	2	820	570	439	70%		5%
New Jersey	2	5	1,985	1,563	954	79%		5%
North Carolina	8	23	10,637	6,681	2,994	63%		5%
Ohio	3	10	3,776	2,601	1,686	69%		5%
Pennsylvania	2	21	21,301	16,763	13,205	79%		5%
South Carolina	11	50	20,029	12,624	6,694	63%		5%
Tennessee	3	5	1,554	1,047	696	67%		5%
Texas	2	4	1,970	1,773	1,693	90%		5%
Utah	1	3	2,918	1,792	910	61%		5%
Virginia	3	3	857	530	474	62%		5%
Washington	1	6	2,789	2,427	2,376	87%		5%
Total	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the value of collateral.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2024:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	2	2	3,233	1,500	486	15%		7%
Georgia	1	1	385	275	198	52%		7%
New York	1	1	5,440	300	300	6%		7%
North Carolina	1	1	200	127	127	64%		7%
Pennsylvania	1	1	3,375	3,700	3,227	96%		varies
South Carolina	1	1	1,880	487	485	26%		7%
Total	7	7	14,513	6,389	4,823	33	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing it by the value of collateral.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2023:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	207	1,378	133	64%		7%
New Jersey	1	1	50	26	26	51%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	2	19,983	8,500	8,365	42%		varies
South Carolina	2	2	1,980	965	624	32%		7%
Total	9	11	$23,873	$11,256	$9,505	40	%(3)	7%

(1)	The value is determined by the appraised value adjusted for remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing it by the value of collateral.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	September 30, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	37,089	58,216
Principal collections	(37,659)	(57,895)
Transferred from loans receivables, net to foreclosed assets	(2,306)	–
Transferred from loans receivables, net to real estate investments	(6,122)	–
Change in builder deposit	149	(217)
Change in allowance for credit losses	115	1,832
Change in loan fees, net	(184)	(456)

Ending balance	$49,212	$58,130

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of September 30, 2024:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$36,429	$54,664	$(220)
B Credit Risk	4,441	5,948	(54)
C Credit Risk	841	1,851	(23)

Development Loans Collectively Evaluated
A Credit Risk	$4,140	$5,627	$(3)
B Credit Risk	198	275	-
C Credit Risk	485	487	(18)

Unsecured Nonaccrual Loans Individually Evaluated	$-	$-	$-

Secured Nonaccrual Loans Individually Evaluated	$5,623	$6,542	$(594)

ACL Unfunded Commitments	$-	-	102

Total	$52,157	$75,394	$(810)

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated
A Credit Risk	$40,252	$59,075	$(211)
B Credit Risk	5,718	10,339	(32)
C Credit Risk	–	–	–

Development Loans Collectively Evaluated
A Credit Risk	$8,787	$9,793	$(5)
B Credit Risk	172	511	–
C Credit Risk	452	454	(10)

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$(86)

Secured Nonaccrual Loans Individually Evaluated	$5,826	$6,303	$(351)

ACL Unfunded Commitments	$–	–	–

Total	$61,293	$86,556	$(695)

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2024:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated	$2,209	$3,414	$–

Total	$2,209	$3,414	$–

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

The following is an aging of our gross loan portfolio as of September 30, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$40,569	$40,569	$–	$–	$–	$–
B Credit Risk	4,639	4,639	–	–	–	–
C Credit Risk	1,326	1,326	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	$5,129	$–	$1,856	$–	$–	$3,273

Nonaccrual Loans
Unsecured Loans	$–	$–	$–	$–	$–	$–
Secured Loans	494	–	–	–	494	–
Total	$52,157	$46,534	$1,856	$–	$494	$3,273

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Nonaccrual Loans
Unsecured Loans	$86	$–	$–	$–	$–	$86
Secured Loans	5,826	–	881	1,497	1,641	–
Total	$61,293	$55,381	$881	$1,497	$1,641	$86

Below is an aging schedule of loans receivable as of September 30, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	175	$46,534	89.2%
60-89 days	8	1,856	3.6%
90-179 days	–	–	–%
180-269 days	12	494	0.9%
>270 days	4	3,273	6.3%

Subtotal	199	$52,157	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	199	$52,157	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of September 30, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	175	$46,534	89.2%
60-89 days	8	1,856	3.6%
90-179 days	–	–	–%
180-269 days	12	494	0.9%
>270 days	4	3,273	6.3%

Subtotal	199	$52,157	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	199	$52,157	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses for the quarter ended September 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of June 30, 2024	$(126)	$(58)	$(6)	$(2)	$–	$(17)	$(366)	$–	$(575)
Charge-offs	–	–	–	–	–	–	89	–	89
Provision for credit losses funded	(20)	18	(4)	–	–	(1)	(317)	–	(324)
Allowance for credit losses as of September 30, 2024	$(146)	$(40)	$(10)	$(2)	$–	$(18)	$(594)	$–	$(810)

Reserve for unfunded commitments as of June 30, 2024	$(56)	$(27)	$(8)	$–	$–	$–	$–	$–	$(91)
Provision for credit losses unfunded	(19)	13	(4)	(1)					(11)
Reserve for unfunded commitments as of September 30, 2024	$(75)	$(14)	$(12)	$(1)	$–	$–	$–	$–	$(102)

The following table provides a roll forward of the allowance for credit losses for the nine months ended September 30, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	453	52	505
Provision for credit losses funded	13	(27)	(10)	3	–	(8)	(696)	34	(691)
Allowance for credit losses as of September 30, 2024	$(136)	$(40)	$(10)	$(2)	$–	$(18)	$(594)	$–	$(810)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses unfunded	(16)	5	(12)	(1)	–	–	–	–	(24)
Reserve for unfunded commitments as of September 30, 2024	$(75)	$(14)	$(12)	$(1)	$–	$–	$–	$–	$(102)

The following table provides a roll forward of the allowance for credit losses as of December 31, 2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	$(66)	$(9)	$(37)	$(2)	$(7)	$(247)	$(1,985)	$(2,527)

Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	–	(139)	(178)
Charge-offs	–	–	–	–	–	–	132	2,610	2,742
Reduction in ACL for loan participations	5	–	–	–	–	–	–	–	5
Provision for credit losses	(9)	35	21	(3)	–	27	(236)	(572)	(737)
December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,237 and $25,263 as of September 30, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of September 30,2024, the ACL for unfunded commitments was $102. In addition, as of September 30, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2024		December 31, 2023
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	34%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	6%	Cape Coral, FL	7%
Third highest concentration risk	Greenville, SC	5%	Palm Bay, FL	6%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Beginning balance	$130	$1,582	$1,582
Transferred from loans receivables, net	2,306	-	-
Additions for construction in foreclosed assets	541	125	125
Sale proceeds	(659)	(1,549)	(1,549)
Gain on foreclosed assets	-	8	15
Loss on foreclosed assets	(477)	(36)	(34)
Ending balance	$1,841	$130	$139

Real Estate Investments

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Beginning balance	$435	$660	$660
Additions from 339 acquisition	11,330	–	–
Gain on sale of real estate investments	-	10	10
Investments in real estate asset trusts	330	–	–
Proceeds from the sale of real estate investments	(1,601)	(2,131)	(2,131)
Additions for construction/development	3,544	1,896	1,461
Ending balance	$14,038	$435	$–

During the quarter ended September 30, 2024, the Company invested in one of our borrowers, DBL Capital Real Estate Fund 1, LLC (“DBL”) for $330. The investment is to develop six empty lots into houses and the Company is expected to receive a variable return.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Beginning balance	$292	$766	$766
Preferred equity dividends	–	47	47
Additions from Pennsylvania loans	668	654	408
Additions from other loans	604	538	434
Interest, fees, principal or repaid to borrower	(1,133)	(1,713)	(1,231)
Ending balance	$431	$292	$424

Related Party Transactions

As of September 30, 2024, the Company had $818, $68, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our Executive Vice President), respectively.

As of September 30, 2024, the Company had other unsecured debt of $1,100 with an interest rate of prime plus 1.5% with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to demand repayment of the debt, effective semi-annually as of August 16 and/or February 16 of any given year.

A more detailed description of related party transactions is included in Note 10 to our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2023 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These borrowings are included in notes payable secured, net of deferred financing costs on the interim consolidated balance sheet.

Secured Borrowings

Lines of Credit

As of September 30, 2024, and December 31, 2023, the Company had $596 and $327 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of September 30, 2024. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal, on the principal amount being paid back.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $3 as of September 30, 2024 and 2023.

Borrowings secured by loan assets are summarized below:

	September 30, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,795	$6,336	$7,615	$5,770
S.K. Funding	10,958	6,500	7,358	6,500

Lender
Shuman	213	125	358	125
Jeff Eppinger	4,110	1,500	3,496	1,500
R. Scott Summers	944	902	2,177	1,003
John C. Solomon	1,027	563	598	563
Judith Swanson	9,517	6,027	10,038	5,164

Total	$35,564	$21,953	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of September 30, 2024 and December 31, 2023 was 9.05% and 9.01%, respectively, not including the amortization of deferred financing costs.

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

The following is a roll forward of our Notes Program:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Gross notes outstanding, beginning of period	$20,854	$21,576	$21,576
Notes issued	2,511	1,353	685
Note repayments / redemptions	(4,163)	(2,075)	(1,502)

Gross notes outstanding, end of period	$19,202	$20,854	$20,759

Deferred financing costs, net	(167)	(235)	(276)

Notes outstanding, net	$19,035	$20,619	$20,483

The following is a roll forward of deferred financing costs:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Deferred financing costs, beginning balance	$939	$835	$835
Additions	90	103	89
Deferred financing costs, ending balance	1,029	939	924
Less accumulated amortization	(862)	(703)	(648)
Deferred financing costs, net	$167	$235	$276

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Nine Months Ended September 30, 2023

Accumulated amortization, beginning balance	$703	$468	$468
Additions	159	235	180
Accumulated amortization, ending balance	$862	$703	$648

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	September 30, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$297	$410
Unsecured Line of Credit from Judith Swanson	October 2024	10.0%	973	1,836
Unsecured Line of Credit from Judith Swanson	April 2025	10.0%	500	-
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2025	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	-	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	-	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	700	700
Subordinated Promissory Note	December 2024	10.0%	100	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	374	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	720	720
Junior Subordinated Promissory Note	October 2024(4)	20.0%	447	447
Subordinated Promissory Note	March 2029	10.0%	1,100	1,200
Subordinated Promissory Note	April 2024	10.0%	-	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	-
Subordinated Promissory Note	April 2028	10.0%	149	-
Subordinated Promissory Note	April 2029	11.0%	2,000	-
Subordinated Promissory Note	June 2025	11.0%	1,007	-
Subordinated Promissory Note	Varies (5)	Prime +1.5%	1,100	-
			$15,176	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(5)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

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

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital of $6,308 as of September 30, 2024. The Company’s redeemable preferred equity was $4,773 as of December 31, 2023.

We strive to maintain a reasonable (about 15%) balance between (1) preferred equity plus members’ capital and (2) total assets. The ratio of preferred equity plus members’ capital to total assets was 11.5% and 10.4% as of September 30, 2024, and December 31, 2023, respectively. We anticipate this ratio to increase as more earnings are retained in 2024 and 2025 and some additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,261	$21,196
Secured line of credit from affiliates	2	613	326
Unsecured line of credit (senior)	3	1,047	1,160
Other unsecured debt (senior subordinated)	4	1,834	1,834
Unsecured Notes through our public offering, gross	5	19,202	20,854
Other unsecured debt (subordinated)	5	11,388	7,266
Other unsecured debt (junior subordinated)	6	907	907
Less deferred financing fees		(170)	(238)
Total		$58,082	$53,305

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of September 30, 2024, and December 31, 2023, we had combined loans outstanding of 199 and 236, respectively. In addition, gross loans outstanding were $52,157 and $61,293 as of September 30, 2024, and December 31, 2023, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,237 and $25,263 as of September 30, 2024, and December 31, 2023, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of September 30, 2024. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate originations to continue to lower in 2024 due to higher interest rates which slow the sales of our customer’s homes.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of September 30, 2024	As of December 31, 2023
Secured debt, net of deferred financing costs	$23,871	$21,519
Unsecured debt, net of deferred financing costs	$34,211	$31,786
Equity*	$8,309	$6,767
Cash and cash equivalents	$4,348	$3,522

* Equity includes Members’ Capital and Preferred Equity.

As of September 30, 2024, and December 31, 2023, cash and cash equivalents were $4,348 and $3,552, respectively.

Secured debt, net of deferred financing costs increased $2,352 to $23,871 as of September 30, 2024, compared to $21,519 for the year ended December 31, 2023. The increase in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements.

Unsecured debt, net of deferred financing costs increased $2,425 to $34,211 as of September 30, 2024 compared to $31,786 as of December 31, 2023. The increase in unsecured debt was primarily due to other unsecured borrowings.

Equity increased $1,542 to $8,309 as of September 30, 2024, compared to $6,767 as of December 31, 2023. The increase was due primarily to contributions from Series C Preferred Equity holders of $1,200.

We anticipate an increase in our equity during the three months subsequent to September 30, 2024, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through the year ending December 31, 2024, is $29,568, which consists of secured borrowings of $22,570 and unsecured borrowings of $6,998.

Secured borrowings maturing through the year ending December 31, 2024, significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and six lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand for loan collateral. The following are secured facilities with actual maturity and renewal dates:

●	Swanson – $6,027 automatically renews unless notice given;
●	Shuman – $125 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 due July 2025 and automatically renews unless notice is given;
●	Builder Finance, Inc – $6,336 with no expiration date;
●	New LOC Agreements - $2,965 generally one-month notice and nine months to reduce principal balance to zero;
●	Wallach LOC - $432 due upon demand;
●	Wallach Trust - $175 due upon demand; and
●	Mortgage Payable – $4, with payments due monthly.

Unsecured borrowings due by December 31, 2024, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $1,411 and $5,587, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 73% of our Note holders reinvest upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of September 30, 2024, the 36-month Notes were $2,789. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

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

Inflation, Interest Rates, and Housing Starts

Since we are in the housing industry, we are affected by factors that impact that industry. Housing starts have an impact on our customers’ ability to sell their homes. Faster sales generally mean higher effective interest rates for us, as the recognition of fees we charge is spread over a shorter period. Slower sales generally mean lower effective interest rates for us. Slower sales also are likely to increase the default rate we experience.

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned to the value decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values will incur more risk than prior years. In some of our markets, prices of sold homes are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable).

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, including the effects listed above. Housing starts have been increasing for the last several months, but customers are reporting longer hold times of built product. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, may need a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be noncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder.

However, we note that one difference between the current housing cycle compared to prior cycles is that the supply of used homes in the market is low due to the number of homes owned with lower interest rates. Due to the new data on used homes in the market, this makes understanding future results an issue for the Company. Meanwhile, as housing cycles start to decline, foreclosures increase and with their initial interest rate at 3% or less if started within the last 24 months, foreclosures may not have as large of an impact.

Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates. Both the short- and long-term interest rates have risen slightly to historically normal levels.

Housing prices are also generally correlated with housing starts; therefore, increases in housing starts usually coinciding with increases in housing values, and the reverse is generally true. Looking at the chart below, housing starts have fallen back from the pandemic high; however, since then the change remains relatively flat.

Below is a graph showing single family housing-starts from 2000 through today which is provided by Federal Reserve Economic Data (“FRED):

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended September 30, 2024:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	38.66823	$38,668.23
Gregory L. Sheldon and Madeline M. Sheldon	25.78595	25,785.95
Schultz Family Living Trust	5.93137	5,931.37
Fernando Ascencio and Lorraine Carol Ascencio	11.09762	11,097.62
Mark and Tris Ann Garboski	37.52340	37,523.40
Total	119.00657	$119,006.57

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

(b)	We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of September 30, 2024, we had issued $19,719 in Notes pursuant to our current public offering. As of September 30, 2024, we incurred expenses of $355 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2024, were $19,364 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2024, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 14, 2024	By:	/s/ Catherine Leslie
Catherine Leslie
Chief Financial Officer

