Form 10-K
period 2024-12-31
Shepherd's Finance, LLC
filed 2025-03-19
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024: There is currently no established public market for the registrant’s membership interests.

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

We are the sole member of two consolidating subsidiaries, Shepherd’s Stable Investments, LLC and 339 Justabout Land Company. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement effective as of March 16, 2017, and as subsequently amended.

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

Experience and Resources

Our Chief Executive Officer (“CEO”), Mr. Wallach, has been in the housing industry since 1985. He was the Chief Financial Officer of a multi-billion-dollar supplier of building materials to home builders for 12 years. He also was responsible for that company’s lending business for 20 years. During those years, he was responsible for the creation and implementation of many secured lending programs to builders. Some of these were performed fully by that company, and some were performed in partnerships with banks. In general, the creation of all loans, and the resolution of defaulted loans, was his responsibility, whether the loans were company loans or loans in partnership with banks. Through these programs, he was responsible for the creation of approximately $2,000,000,000 in loans which generated interest spread of $50,000,000, after deducting for credit losses. Through the years, he managed the development of systems for reducing and managing the risks and losses on defaulted loans. Mr. Wallach also was responsible for that company’s unsecured debt to builders, which reached over $300,000,000 at its peak. He also gained experience in securing defaulted unsecured debt.

In addition, Barbara L. Harshman, our Executive Vice President of Operations, has 19 years of experience in this type of lending. Catherine Leslie, our Chief Financial Officer (“CFO”) has 19 years of SEC registrant accounting experience and over seven years of experience in this industry. William Myrick, our Partner has been in the housing industry for over 40 years including holding executive level positions for the majority of that time. Mark Reynolds, our Executive Vice President of Sales has over 22 years of experience in the construction finance industry. Thomas Spatola, our Executive Vice President of Lending Operations, has over 35 years of experience in the banking industry including secondary marketing, mortgage banking, consumer, commercial and builder/consumer construction lending.

Human Capital Resources

As of December 31, 2024, we have retained 20 employees (three of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders in the field. The development, attraction, and retention of employees is a strong focus for the Company, as it is fostering and maintaining a strong, healthy corporate culture. Additionally, as described in more detail elsewhere in this report, we have an executive compensation program designed to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, and institutional lenders, all competing for investment opportunities. Many of these market participants experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, improved through early 2022, then declined through most of 2023, and since has been relatively stable nationally), and their participation in lending in it. As a result of credit losses and restrictive government oversight, financial institutions are not participating in this market to the extent they had before the 2008 credit crisis. Nonregulated builder focused lenders (of which we are one) have increased their presence since 2008. Our goal is not to be the customer’s only source of commercial lending, but an extra, more user and capital-friendly piece of their financing.

Our loans are marketed by lending representatives who work for us and are driven to maintain long-term customer relationships. Compensation for loan originators is focused on the profitability of loans originated, not simply the volume of loans originated.

Our efforts are designed to create a loan portfolio that includes some or all the following investment characteristics: (i) provides current income; (ii) is well-secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads.

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

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows for some of our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and how much of the lot purchase the builder is required to fund.

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws but are not regulated and controlled by bank examiners from the government. We follow the best practices we have learned through our experience, some of which are required by banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds, is typically higher than that of most banks. We charge our borrowers higher interest rates than most banks do. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e., funding borrowing requests or maturities of debt). Our assets typically turnover much quicker (about 4 times faster) than our average unsecured debt does, and our unsecured debt is mostly prepayable. These items help keep liquidity stable.

Community Reinvestment Act (CRA)(1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including preferred equity) to loan assets.	Our equity to loan assets, net ratio was 17.8% as of December 31, 2024. The higher the percentage, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans for builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We lend in 20 states as of December 31, 2024.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, and maintaining certain files and documents similar to those that a bank might maintain.

(1)	The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

Lines of Business

Our efforts are designed to create a loan portfolio that includes some or all the following investment characteristics: (i) provides current income; (ii) is well-secured by residential real estate; (iii) is short term in nature; and (iv) provides high interest spreads. While we primarily provide commercial construction loans to homebuilders (for residential real estate), we may also purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), purchase defaulted secured debt from financial institutions at a discount, and purchase real estate in which we will operate our business.

Our investment policies may be amended or changed at any time by our board of managers.

Construction Loans to Homebuilders

We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. Our customers generally benefit from doing business with us not just because they are able to sell additional homes (which we finance), but because, as they build additional homes, they are able to increase sales of homes that are built as contracted homes, where the eventual homeowner obtains the loan. Builders generally have more success selling homes when a model or spec home is available for customers to see. We also extend and service loans for the purchase of undeveloped land and the development of that land into residential building lots. In addition, we lend money to purchase and rehabilitate older existing homes. Most of the loans are for “spec homes” or “spec lots,” meaning they are built or developed speculatively (with no specific end-user homeowner in mind).

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales the homebuilder will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention of keeping them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, through December 31, 2024, about 65% of our construction loans have been spec homes and 35% have been contracts.

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

There is a seasonal aspect to home construction, and this affects our monthly cash flow. In general, since the home construction loans we made will last less than a year on average and we are geographically diverse, the seasonal impact is somewhat mitigated.

Generally, our real estate loans are secured by one or more of the following:

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes; and/or

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	The average home construction loan was $380,000 as of December 31, 2024. Development loans vary greatly.

Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 2.5%, minimum rate of 7%

Origination Fee	5% for home construction loans, development loans on a case-by-case basis

Title Insurance	Only on high-risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builders should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives and our builder website, www.constructionspecloans.com.

Third Party Guarantor	None; however, the loans are generally guaranteed by the owners of the borrower.

We may change these policies at any time based on then-existing market conditions or otherwise at the discretion of our CEO and the Board of Managers.

Development of Land Parcels

Effective February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122,000. The Company paid cash consideration of $3,000,000 plus the amount of our intercompany debt.

The property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction early next year (collectively the “339 Lots”).

Other investments

We own several other investments in the housing space with objectives similar to lending. As of December 31, 2024, we own a two phase subdivision near Pittsburgh PA, the first phase of which is developed and lots are being sold to one of our customers, and the second phase of which is still in permitting. We also own two lots near Orlando FL, one of which we have partnered with a builder to build a home on (which is almost complete and on the market) and the other is currently just a lot. We also have an investment in a fund in common management with one of our borrowers which buys lots and build homes. We lend money to that fund as well.

2025 Outlook

During 2025, the housing market in most of the areas in which we do business will likely remain somewhat stable. We believe long term rates are not likely to change much, leading to housing stability. There is a risk if mortgage rates drop that many homeowners in existing low-rate mortgages will decide to “move up” and sell their low mortgage rate home, flooding the market with homes. Offsetting that risk is the fact that they will also increase demand for homes as they will need one to live in. Rents may become less affordable vs. owning a home, which helps our customer. While we don’t anticipate the market flooding to negatively impact us, there is little history to go by and this might cause housing prices to drop steeply, which will hurt our existing loans.

In 2025, we don’t anticipate increasing our investments that are not loans or foreclosed assets. Our large development project will continue to sell lots from phase 1 and spend money developing phase 2. We anticipate selling the built home near Orlando and starting the home on the current vacant lot.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2024:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$890	$634	$633	71%		5%
California	1	1	3,210	1,750	1,346	55%		5%
Connecticut	1	2	1,040	728	389	70%		5%
Florida	9	42	16,089	11,081	6,874	69%		5%
Georgia	3	6	3,301	2,037	878	62%		5%
Idaho	1	4	1,462	1,060	661	73%		5%
Illinois	1	1	1,727	992	1,781	57%		5%
Louisiana	4	6	1,613	1,169	1,031	72%		5%
Michigan	1	1	890	481	27	54%		5%
Mississippi	1	1	369	258	258	70%		5%
New Jersey	2	4	1,585	1,362	1,122	86%		5%
New York	1	1	650	455	105	70%		5%
North Carolina	9	18	10,737	6,642	4,786	62%		5%
Ohio	3	3	1,275	857	1,074	67%		5%
Pennsylvania	2	22	24,449	18,065	15,192	74%		5%
South Carolina	10	49	22,057	14,309	7,438	65%		5%
Tennessee	3	4	1,334	893	748	67%		5%
Texas	2	3	2,320	1,844	1,567	79%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	3	4	1,546	982	672	64%		5%
Total	59	177	$99,462	$67,391	$48,004	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2023:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	5	$2,148	$1,504	$846	70%		5%
California	1	1	2,551	1,530	1,511	60%		5%
Connecticut	1	2	1,039	681	510	66%		5%
Florida	12	71	36,644	19,279	14,093	53%		5%
Georgia	4	8	2,963	1,831	1,229	62%		5%
Illinois	1	1	1,600	992	763	62%		5%
Indiana	1	1	35	235	79	70%		5%
Louisiana	2	3	773	541	300	70%		5%
Maryland	1	1	480	336	336	70%		5%
Mississippi	1	2	820	570	439	70%		5%
New Jersey	2	5	1,985	1,563	954	79%		5%
North Carolina	8	23	10,637	6,681	2,994	63%		5%
Ohio	3	10	3,776	2,601	1,686	69%		5%
Pennsylvania	2	21	21,301	16,763	13,205	79%		5%
South Carolina	11	50	20,029	12,624	6,694	63%		5%
Tennessee	3	5	1,554	1,047	696	67%		5%
Texas	2	4	1,970	1,773	1,693	90%		5%
Utah	1	3	2,918	1,792	910	61%		5%
Virginia	3	3	857	530	474	62%		5%
Washington	1	6	2,789	2,427	2,376	87%		5%
Total	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

In a typical development transaction, a homebuilder/developer purchases a specific parcel or parcels of land. Developers must secure financing to pay the purchase price for the land as well as to pay expenses incurred while developing the lots. This is the financing we provide. Once financing has been secured, the lot developers create individual lots. Developers secure permits allowing the property to be developed and then design and build roads and utility systems for water, sewer, gas, and electricity to service the property. The individual lots are then sold before a home is built on them; paid off, built on and then sold; or built on, then sold and paid off (in these cases, we may subordinate our loan to the home construction loan).

The following is a summary of our loan portfolio to builders for land development as of December 31, 2024:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	2	2	2,469	1,500	268	11%		7%
Georgia	1	1	346	275	159	46%		7%
New York	1	1	300	300	300	100%		7%
Pennsylvania	1	1	2,484	3,700	1,919	77%		varies
South Carolina	1	1	1,860	487	488	26%		7%
Total	6	6	$7,459	$6,262	$3,134	42	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact on our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2023:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	207	1,378	133	64%		7%
New Jersey	1	1	50	26	26	51%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	2	19,983	8,500	8,365	42%		varies
South Carolina	2	2	1,980	965	624	32%		7%
Total	9	11	$23,873	$11,256	$9,505	40	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact on our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

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

Risks Related to our Business

Our business is not industry diversified. Deterioration in the homebuilding industry or economic conditions, including as a result of pandemics, could decrease demand and pricing for new homes and residential home lots. A decline in housing values similar to the national downturn in the real estate market that began in 2007 would have a negative impact on our business. Smaller value declines will also have a negative impact on our business. These factors may decrease the likelihood we will be able to generate enough cash to repay the Notes.

Developers and homebuilders to whom we may make loans use the proceeds of our loans to develop raw land into residential home lots and construct homes. The developers obtain the money to repay our development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, or by obtaining replacement financing from other lenders. A developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes.

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest and principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, the overall economy, which can be impacted by outbreaks of communicable illnesses, cost of building materials and labor, availability of financing for end-users, inventory of homes available and governmental action or inaction. If there is a tightening of the credit markets, it would be more difficult for potential homeowners to obtain financing to purchase homes. If housing prices decline or sales in the housing market decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will have to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

The homebuilding industry could experience adverse conditions, and the industry’s implementation of strategies in response to such conditions may not be successful.

The United States homebuilding industry experienced a significant downturn beginning in 2007. During the downturn, many homebuilders focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations, as many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. Although the homebuilding industry has experienced positive gains over the last decade, there can be no assurance that these gains will continue, or if there is a negative impact on the homebuilding industry’s expectations for future home sales. The homebuilding industry could suffer similar, or worse, adverse conditions in the future. Decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay Note holders’ principal and interest on the Notes.

We have $48,387,000 of loan assets, net as of December 31, 2024. A 35% reduction in total collateral value would reduce our earnings and net worth by $3,316,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2024, we had $48,387,000 of loan assets, net on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $3,316,000 loss. Accordingly, our business is subject to the risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $3,134,000 of development loan assets as of December 31, 2024, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

We have $3,134,000 development loan assets as of December 31, 2024. Development loans are riskier than construction loans for two reasons: the duration of the loan and the nature of the collateral. The duration (being three to five years as compared to generally less than one year on construction loans) allows for a greater period of time during which the collateral value could decrease. Also, the collateral value of development loans is more likely to change in greater percentages than that of built homes. For example, during a 70% reduction in housing starts, newly completed homes still have value, but lots may be worthless. This added risk to this portion of our portfolio adds risk to our investors as our net worth would be significantly impacted by losses.

We have $13,529,000 of real estate investments as of December 31, 2024. A 35% reduction in our real estate investments would reduce our earnings and net worth by $4,783,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2024, we had $13,529,000 of real estate investments on our books. These assets are recorded on our balance sheet at cost. A reduction in the value could result in significant losses. A 35% reduction, for instance, would result in a $4,783,000 loss. Accordingly, our business is subject to the risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, who are concentrated in the Pittsburgh, Pennsylvania market, for a significant portion of our revenues and a portion of our capital. Our second largest customer is in the Orlando, Florida market and is also a significant portion of our portfolio.

As of December 31, 2024, 20% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, both of which are owned by Mark Hoskins (collectively both parties are referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market.

Currently, we are reliant upon a single developer and homebuilder who is concentrated in a single city, for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder or in the Pittsburgh housing market generally will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes. One of our independent managers, Gregory L. Sheldon, also lends money to the Hoskins Group and, consequently, Mr. Sheldon may face conflicts of interest in the advice that he provides to us, including if any such adverse condition were to materialize.

In addition, as of December 31, 2024, 4% of our outstanding loan commitments consisted of loans made to our second largest customer, in Orlando, Florida.

We have foreclosed assets as of December 31, 2024, which unlike our loans, are recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

We have foreclosed assets as of December 31, 2024. A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $475,000 loss. Our business is subject to an increased risk of not being able to repay our Note Holders’ investments in a timely manner if such a reduction were to occur.

Changes in mortgage interest rates, reductions in mortgage availability, or increases in other costs of home ownership could prevent potential customers from buying new homes and adversely affect our business and financial results.

An increase in mortgage rates could reduce the value of the homes that our customers sell. A decrease in mortgage rates could also reduce the value of the homes that our customers sell, as it could cause a flood of resale homes to hit the market. Other changes could also make it more difficult for our customers to sell homes, including but not limited to reduced mortgage availability, increases in taxes, and increases in other cost of home ownership. These factors increase the likelihood of defaults on our loans, which would adversely affect our business and consolidated financial results.

Most of our assets are commercial construction loans to homebuilders and/or developers which are a higher-than-average credit risk and therefore could expose us to higher rates of loan defaults, which could impact our ability to repay amounts owed to Note holders.

Our primary business is extending commercial construction loans to homebuilders, along with some loans for land development. These loans are considered a higher risk because the ability to repay depends on the homebuilder’s ability to sell a newly built home. These homes typically are not sold by the homebuilder prior to commencement of construction. Therefore, we may have a higher risk of loan default among our customers than other commercial lending companies. If we suffer increased loan defaults in any given period, our operations could be materially adversely affected, and we may have difficulty making our principal and interest payments on the Notes.

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

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third-party vendors, including because of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

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

Our business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, and networks and, because the nature of our business involves the receipt and retention of personal information about our customers, our customers’ personal accounts may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our customers’, or other third parties’ confidential information. Third parties with whom we do business or who facilitate our business activities, including intermediaries or vendors that provide service or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems or capacity constraints. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.

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

We are susceptible to customer fraud, which includes among other things wires and ACHs and could cause us to suffer losses on our loan portfolio.

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

The loan purchase and sale agreements we entered have allowed us to increase our loan assets and debt. If loans that we create have significant losses, the benefit of larger balances can be outweighed by the additional credit losses. Also, while these transactions are booked as secured financing, they are not lines of credit. Accordingly, we will have increased our loan balances without increasing our lines of credit, which can cause a decrease in liquidity. One solution to this liquidity problem is having idle cash for liquidity, which then could reduce our profitability. If either of these problems is persistent and/or significant, our ability to pay interest and principal on our Notes may be impaired.

Additional competition may decrease our profitability, which would adversely affect our ability to repay the Notes.

We may experience increased competition for business from other companies and financial institutions that are willing to extend the same types of loans that we extend at lower interest rates and/or fees. These competitors also may have substantially greater resources, lower cost of funds, and a better-established market presence. If these companies increase their marketing efforts to our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees to maintain or expand our market share. Any reduction in our interest rates, interest income, or fees could have an adverse impact on our profitability and our ability to repay the Notes.

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

We may experience growth that could place a significant strain upon our operational systems and procedures. Initially, all of our computer systems used electronic spreadsheets, and we utilized other methods that a small company would use. During 2021 and 2022, we added loan and production documentation systems which many banks use to produce closing documents for loans. If any of these systems fail, they could have a material adverse effect on our business, financial condition, results of operations, and, ultimately, our ability to repay principal and interest on the Notes.

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

We are required to devote resources to complying with various provisions of the Sarbanes-Oxley Act, including Section 404 relating to internal controls testing, and this may reduce the resources we have available to focus on our core business.

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

We are subject to the risk of significant losses on our loans because we do not require our borrowers to insure the title of their collateral for our loans.

It is customary for lenders extending loans secured by real estate to require the borrower to provide title insurance with minimum coverage amounts set by the lender. We do not require most of our home builders to provide title insurance on their collateral for our loans to them. This represents an additional risk to us as the lender. The homebuilder may have a title problem which normally would be covered by insurance but may result in a loss on the loan because insurance proceeds are not available.

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

If a large number of our current and prospective borrowers are unable to repay their loans within a normal average number of months, we will experience a significant reduction in our income and liquidity and may not be able to repay the Notes as they become due.

Construction loans that we extend are expected to be repaid in a normal average number of months, typically nine months, depending on the size of the loan. Development loans are expected to last for many years. We have interest paid on a monthly basis but also charge a fee which will be earned over the life of the loan. If these loans are repaid over a longer period of time, the amount of income that we receive on these loans expressed as a percentage of the outstanding loan amount will be reduced, and fewer loans with new fees will be able to be made, since the cash will not be available. This will reduce our income as a percentage of the Notes, and if this percentage is significantly reduced it could impair our ability to pay principal and interest on the Notes.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common equity held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the PCAOB which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold shareholder advisory votes on executive compensation.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

We are exposed to the risk of environmental liabilities with respect to properties of which we take title. Any resulting environmental remediation expense may reduce our ability to repay the Notes.

In the course of our business, we foreclose and take title to real estate that could be subject to environmental liabilities. We also have invested in several real estate projects. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical release at any property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Risks Related to Conflicts of Interest

Our CEO (who is also on our board of managers) and Executive Vice President will face conflicts of interest as a result of the secured lines of credit made to us, which could result in actions that are not in the best interests of our Note holders.

We have two lines of credit from Daniel M. Wallach (our CEO and chairman of the board of managers) and his affiliates, and one line of credit from William Myrick (our Partner). The first line of credit has a maximum principal borrowing amount of $1,250,000 and is payable to Mr. Wallach and his wife, Joyce S. Wallach, as tenants by the entirety (the “Wallach LOC”). The second line of credit has a maximum principal borrowing amount of $250,000 and is payable to the 2007 Daniel M. Wallach Legacy Trust (the “Wallach Trust LOC,” and together with the Wallach LOC, the “Wallach Affiliate LOCs”). The third line of credit has a maximum principal borrowing amount of $1,000,000 and is payable to Mr. Myrick (the “Myrick LOC”).

As of December 31, 2024, there was $0 outstanding pursuant to the Wallach Trust LOC, with availability on that line of credit of $250,000, there was $743,000 outstanding pursuant to the Wallach LOC, with remaining availability on that line of credit of $507,000. As of December 31, 2024, the amount outstanding pursuant to the Myrick LOC was $0 with availability on that line of credit of $1,000,000. The interest rates on the Wallach Affiliate LOCs and the Myrick LOC generally equal the prime rate plus 3% and were 10.50% as of December 31, 2024.

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

As of December 31, 2024, our CEO (who is also on the board of managers) beneficially owned 78.2% of the common equity of the Company. He and his wife’s parents also own 21.07% and 3.23% of our Series C cumulative preferred units outstanding as of December 31, 2024. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

Some of our employees and managers may face conflicts of interest as a result of their and their relatives’ investment in the Notes, which could result in actions that are not in the best interests of our Note holders.

Employees, managers, members, and relatives of managers and members have invested in the Notes, in the aggregate amount of $7,186,000 as of December 31, 2024. While investment in the Notes by our affiliates may align their interests with those of other Note holders, it could also create conflicts of interest by influencing those employees’ or managers’ actions during times of financial difficulties. For example, the fact that certain of our managers hold Notes, and the value of Notes they hold, could influence their decision to redeem Notes at a time o times when it would be prudent to use our cash resources to build capital, pay down other outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Notes by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is adverse to other holders of the Notes.

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

As of December 31, 2024, we had $743,000 secured debt outstanding on our senior debt lines of credit from affiliates of $2,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third parties and are collateralized by loans. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in the right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to an increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

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

We have unfunded commitments to builders as of December 31, 2024. If every builder borrowed every amount allowed (which would mean all their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes Program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2024, we have $22,515,000 unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us, then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note Holders.

We have one secured lines of credit which expires in 2025, and the unsecured portion of one of those lines of credit also expires in 2025. Failure of those lines to renew could strain our ability to pay other obligations.

We have a $1,325,000 line of credit (the “Shuman LOC”). As of December 31, 2024, the amount outstanding under the Shuman LOC was $125,000 which is due in July 2025. We also have a $7,000,000 line of credit (the “Judith Swanson LOC”), a portion of which is unsecured (the “Unsecured Judith Swanson LOC”). The balances on Judith Swanson LOC that were secured and unsecured as of December 31, 2024, were $6,000,000 and $1,000,000 respectively. Both the secured and unsecured portions were due March 27, 2025, if notice was given 120 in advance. As of December 31, 2024, the Judith Swanson LOC are due March 2026, of which $4,000,000 is due July 2026 and the remaining balance is due November, 2026. If we are unable to renegotiate or extend these lines of credit, then we may default on one or both of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including the issuance of the Notes, which will subject us to an increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2024, we have approximately $56,315,000 of debt, net of deferred financing costs. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2024, we have a total outstanding balance of $9,833,000 on our lines of credit and approximately $10,918,000 on our loan purchase and sale agreements.

We also have the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The loan purchase and sale agreements and other secured debt are with third parties and all but one of the lines of credit are collateralized by loans that we have issued to builders. The Notes are subordinate and junior in priority to all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur.

As of December 31, 2024, we had approximately $6,736,000 in Notes coming due by December 2025, and we cannot be certain whether we will be able to fund those Notes upon maturity. Upon the maturity of our senior debt, by lapses of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our ability to pay interest on our debt, including the Notes, pay our expenses, and cover credit losses is dependent upon the interest and fee income we receive from loans extended to our customers. If we are not able to lend to a sufficient number of customers at high enough interest rates, we may not have enough interest and fee income to meet our obligations, which could impair our ability to pay interest and principal on the Notes. If money brought in from new Notes and from repayments of loans from our customers exceeds our short-term obligations such as expenses, Notes interest and redemptions, and line of credit principal and interest, then it is likely to be held as cash, which will have a lower return than the interest rate we are paying on the Notes. This will lower earnings and may cause losses which could impair our ability to repay the principal and interest on the Notes.

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

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $10,918,000 on December 31, 2024, and is expected to grow in the future. In addition, we have $750,000 in senior unsecured lines of credits which were fully drawn as of December 31, 2024. We also have senior subordinated notes which are senior to the Notes of $1,812,000 as of December 31, 2024. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

If we are unable to meet our Note maturity and redemption obligations, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations and Note holders could lose some or all of their investment.

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death and we would be obligated to fulfill such redemption request. Holders of a 36-month Note may request redemption at any time and, subject to certain limitations, we would be obligated to fulfill such redemption request. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $2,500,000 with $743,000 borrowed as of December 31, 2024, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations and Note holders could lose some or all of their investment.

There is no “early warning” on the Notes if we perform poorly. Only interest and principal payment defaults on the Notes can trigger a default on the Notes prior to bankruptcy.

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

The indenture and terms of our Notes do not restrict our use of leverage. A relatively small loss can cause overleveraged companies to suffer a material adverse change in their financial position. If this happened to us, it may make it difficult to repay the Notes.

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. We had 18% and 12% of our loan assets, net in equity as of December 31, 2024 and 2023, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of non-payment on the Notes. Note holders have no structural mechanism to protect them from this action and rely solely on us to keep equity at a satisfactory ratio.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We face cybersecurity risks due primarily to our position in the industry and identity as a financial service company with potential for harm that could occur to us, our investors and our customers were we to suffer impacts of a material cybersecurity incident. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact or are reasonably likely to have material adverse impact on our business or operations, our business strategy, results of operations, or financial condition, there can be no guarantee that we will not experience such an incident in the future. In addition, the environment and threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We only use industry leading third party software applications for our operations and we rely on their technology to assess potential cybersecurity threats. We seek to detect and investigate unauthorized attempts and attacks against our network and services which are also dependent on third parties (multiple law firms, banks, settlement and title entities) and their technology, and to prevent their occurrence and recurrence where practical through changes, updates and enhancements to our internal processes and tools. We have an internal process to consider the cybersecurity practices of our third-party service providers and we actively review their cybersecurity notices and alerts on an ongoing basis. Our assessment of risks associated with the use of third-party providers is part of our overall risk management framework. However, we remain potentially vulnerable to known or unknown threats.

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

Pursuant to our Audit Committee Charter, our Audit Committee is responsible for reviewing and assessing our risk assessment and risk management policies, including oversight of cybersecurity risk. Our risk assessment policy is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. Our Board of Managers, with the assistance of our Audit Committee and Technology Committee, regularly reviews our cybersecurity program with management and reports to the Board of Managers. Messrs. Wallach and Sheldon, both members of our Technology Committee and our Board of Managers, bring extensive experience in security governance, risk, and compliance, with prior leadership experience in public and private companies, where they closely worked with massive IT departments to handle with cybersecurity risks, information technology and data protection. Cybersecurity reviews generally occur at least annually, or more frequently as determined to be necessary or advisable. We have an escalation process in place to inform senior management and the Board of Managers of material issues.

ITEM 2. PROPERTIES

As of December 31, 2024, we operate an office in Jacksonville, Florida, which we own. We entered a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed. During November 2024, we paid off the mortgage balance of the office building. The principal amount at payoff was $559,000. In addition, interest expense during the years ended December 31, 2024 and 2023 was $37,000 and $39,000, respectively.

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

The property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction early next year (collectively the “339 Lots”).

During September 2024, the Company invested in one of our borrowers, DBL Capital Real Estate Fund 1, LLC (“DBL”) for $330.

ITEM 3. LEGAL PROCEEDINGS

(a)	As of the date of this filing, we are not aware that we or our members are a party to any pending or threatened legal proceeding or proceedings by a governmental authority that would have a material adverse effect on our business.

(b)	None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(All dollar [$] amounts shown in thousands.)

(a)	Common Equity

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series C Preferred Units. There is currently no established public trading market for the registrant’s equity units. As of December 31, 2024, Class A Common Units are held by 10 members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account.

During March 2023, the Company issued 17,371 Class A Common Units for $1,460. As of December 31, 2024 and 2023, Class A Common Units outstanding were both 20,000, respectively.

On October 1, 2023, the Company entered into restricted unit agreements with Mark Reynolds, the Executive Vice President of Sales, and Catherine Leslie, the Chief Financial Officer, pursuant to which the Company issued 200 restricted common units to each of Mark Reynolds and Catherine Leslie. Vesting of the restricted common units commences from the grant date and occur thereafter on the first day of each subsequent calendar month subject to the Company satisfying monthly earnings goals, measured two months in arrears in accordance with the vesting schedule.

As of December 31, 2024 and 2023, 44 and 16 restricted common units vested, respectively. Restricted common units outstanding as of December 31, 2024 and 2023 were 340 and 384, respectively. In addition, stock compensation expense was $20 and $7 as of December 31, 2024 and 2023, respectively.

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

During March 2023, the Company redeemed 100% of the outstanding Series B Preferred Units. As of December 31, 2024, we had no Series B Preferred Units outstanding.

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

Series C Preferred Units

As of December 31, 2024, we had 6430 Series C cumulative preferred units (“Series C Preferred Units”) outstanding or 13 investments, held by 10 investors. There is no established public trading market for our Series C Preferred Units. As of December 31, 2024, 24.8% of our outstanding Series C Preferred Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2024:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	39.83992	$39,839.92
Gregory L. Sheldon and Madeline M. Sheldon	26.56729	26,567.29
Schultz Family Living Trust	06.11110	6,111.10
Fernando Ascencio and Lorraine Carol Ascencio	11.43389	11,433.89
Mark and Tris Ann Garboski	38.66040	38,660.40
Total	122.61260	$122,612.60

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

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of December 31, 2024, we issued $15,867 in Notes pursuant to our current public offering. As of December 31, 2024, we incurred expenses of $198 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2024 were $15,669, all of which was used to increase loan balances.

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

Effective February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt. 339 is focused on the development and sale of land parcels.

The property has since been subdivided into two parcels. One parcel has been developed into lots which are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction early next year (collectively the “339 Lots”).

Our Company is located in Jacksonville, Florida. Our operations are governed pursuant to our limited liability company agreement.

Economic and Industry Dynamics

During 2024, the Company continued to focus on the reduction of non-interest earning assets. As of December 31, 2024, gross loans classified as non-accrual were 21 or $4,971 compared to 17 or $5,912 as of December 31, 2023. In addition, as of December 31, 2024 and 2023 we had four or $1,356 and one or $130 foreclosed assets, respectively.

The Company continues to lose interest income on non-accrual assets. During the year ended December 31, 2024 the estimated loss on interest income related to impaired and foreclosed assets was $886 as compared to $846 in 2023. Looking ahead, we expect to continue to lose interest income on non-accrual assets, however we expect our provision for credit losses to decrease in 2025 as compared to 2024.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during 2025:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and nonaccrual assets.
2.	Control SG&A expenses.
3.	Slightly increase margin, as compared to our current spread.
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Decrease loan loss and impairment expenses.
6.	Increase sales.

During 2025, the housing market in most of the areas in which we do business will likely be similar to the same period in 2024. We should not experience further losses from our COVID-19 loans, as the final balances of those loans were either paid or written off in 2023, and we expect total credit losses for 2025 to be lower than 2024 as we continue to reduce the balance of noninterest bearing assets.

There is a risk if mortgage rates continue to drop that many homeowners in existing low-rate mortgages will decide to “move up” and sell their low mortgage rate home, flooding the market with homes. Offsetting that risk is the fact that they will also increase demand for homes as they will need one to live in. Rents may become less affordable vs. owning a home, which helps our customer. While we don’t anticipate the market flooding to negatively impact us, there is little history to go by and this might cause housing prices to drop steeply, which will hurt our existing loans and reduce new loan production.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder, and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for construction loans. Despite these efforts, if values in a particular area of the country drop by 60%, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan, and help the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.

Concentration of loan portfolio (i.e., how many of the loans are of or with any particular type, customer, or geography)	As of December 31, 2024 and 2023, 20% and 29%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2024, our next two largest customers make up 4% and 3% of our loan commitments, with loans in Orlando, Florida, and Greenville, South Carolina respectively. As of December 31, 2023, our next two largest customers made up 7% and 6% of our loan commitments, with loans in Cape Coral and Orlando, Florida, respectively. In the upcoming years, we plan on continuing to increase our geographic and builder diversity while we also focus on our residential homebuilder customers.

Not having funds available to us to service the commitments we have

As of December 31, 2024, our typical construction loan had about 68% of its loan amount outstanding on average. That means that on average, about 32% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2024, unfunded commitments were $22,515, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments;

● sell more secured interests on our loans; or

● draw down on our lines of credit from our affiliates.

Non-payment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our debt monthly. While we have the liquidity to withstand some non-payment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.

Nonperforming assets	As of December 31, 2024, nonperforming assets were approximately $5,669 (defined as impaired loans and foreclosed assets net of reserves).

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

Allowance for Credit Losses

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, the modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C define the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

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

Bank statements received from the borrower are entered into LAS by the loan processors at the time of the initial application or annual credit renewal. The Company’s Loan Administration System (“LAS”) automatically calculates the grading points given for cash based on the borrower’s approval limits and calculated cash ending and average balances.

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2024 and 2023 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

Accounting principles generally accepted in the United States of America (U.S. GAAP) require that we report financial and descriptive information about reportable segments and how these segments were determined. Our management determines the allocation and performance of resources based on operating income, net income and operating cash flows. Segments are identified and aggregated based on the products sold or services provided and the market(s) they serve. Based on these factors, management has determined that our ongoing operations are in two segments, commercial lending and land parcel development.

Below is a summary of our statements of operations for the years ended December 31, 2024 and 2023:

(in thousands of dollars)	2024	2023

Net Interest Income
Interest and fee income on loans	$10,198	$11,554
Interest expense:
Interest related to secured borrowings	1,297	2,263
Interest related to unsecured borrowings	3,564	3,261
Interest expense	$4,861	$5,524

Net interest income	5,337	6,030

Less: Credit loss provision	762	737
Net interest income after credit loss provision	4,575	5,293

Non-Interest Income
Gain on sale of foreclosed assets	$—	$8
Gain on sale of real estate investments	—	10
Revenue from the sale of land parcels	2,998	—
Option fee income	816
Other income	82	80
Total non-interest income	$3,896	$98

Income	8,471	5,391

Non-Interest Expense
Selling, general and administrative	$3,061	$2,696
Depreciation and amortization	80	81
Loss on foreclosed assets	595	34
Cost of land parcels sold	2,998	2
Total non – Interest expense	6,734	2,813

Net income	$1,737	$2,578

Net income attributable to preferred equity holders	702	587

Net income attributable to common equity holders	$1,035	$1,991

Net income for the year ended December 31, 2024 decreased $841 to $1,737 when compared to the same period of 2023.

We had $48,387 and $58,130 in loan receivables, net as of December 31, 2024 and 2023, respectively. As of December 31, 2024, we had 177 construction loans in 20 states with 61 borrowers and 6 development loans in 5 states with 6 borrowers.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2024 and 2023:

	2024		2023
Interest Income		*		*
Estimated interest income	$7,887	14%	$9,094	15%
Estimated unearned interest income due to COVID-19	—	—%	(379)	(1)%
Interest income on loans	7,887	14%	8,715	14%

Fee income on loans**	2,975	5%	3,457	5%
Deferred loan fees	(665)	(1)%	(618)	(1)%
Fee income on loans, net	2,310	4%	2,839	4%

Interest and fee income on loans	10,197	18%	11,554	18%

Interest expense – secured	1,297	3%	2,263	4%
Interest expense – unsecured	3,365	6%	3,026	5%
Offering costs amortization	199	—%	235	—%
Interest expense	4,861	9%	5,524	9%
Net interest income (spread)	5,336	9%	6,030	9%

Weighted average outstanding loan asset balance	$55,914		$63,586

*Annualized amount as percentage of weighted average outstanding gross loan balance.

**Excludes fee income related to the 339 Acquisition.

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

Interest income on loans was 14% for both the years ended December 31, 2024 and 2023. Estimated interest not earned during the year ended December 31, 2024 and 2023 due to loans impaired as a result of COVID-19 was $0 and $379, respectively.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans. Our margin may increase in 2025 because some customers run past the standard repayment time and pay a higher rate of 5.0%, which started in 2023.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at the termination of the loan. In 2023, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments was 5.0% for both years ended December 31, 2024 and 2023.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread which are defined as loans not paying interest and foreclosed assets.

As of December 31, 2024 and 2023, we had 21 impaired loans, net of reserves of $4,313 and 17 impaired loans, net of reserves of $5,475 that were not paying interest, respectively.

Foreclosed assets do not provide a monthly interest return. As of December 31, 2024 and 2023, foreclosed assets were $1,356 and $130, respectively, which resulted in a negative impact on our interest spread in both years.

Provision for Credit Losses

Provision for credit losses (expense throughout the year) was $762 and $737 for the years ended December 31, 2024 and 2023, respectively.

The allowance for credit losses as of December 31, 2024 and December 31, 2023 was $868 and $695, respectively. The increase in the allowance for credit losses is due to certain impaired assets that required completion that cost more than the original budget from the builder. In addition, some appraised values decreased in specific markets. The Company believes it has properly reserved for all foreclosed and impaired loans.

Non-Interest Income

Gain on Foreclosed Assets

During the years ended December 31, 2024 and 2023, we recognized $0 and $8, respectively, as a gain on the sale of foreclosed assets which related to the sale of one and two foreclosed assets during 2024 and 2023, respectively.

Gain on the Sale of Real Estate Investments

During the year ended December 31, 2024, the Company recognized no gains or losses on real estate investment sales.

During the year ended December 31, 2023, the Company sold two real estate investment assets and recognized a gain on the sale of $10.

Revenue from the Sale of Land Parcels

During the year ended December 31, 2024 and 2023, the Company sold nine 339 land parcels and recognized sales of $2,998 and $0, respectively.

Option Fee Income

During the year end December 31, 2024 and 2023, the Company recognized 339 option fee income of $816 and $0, respectively.

Other Income

During the year ended December 31, 2024 and 2023, we consulted for two of our construction and development loan customers, respectively, which included accounting guidance and recognized $82 and $80 in other income. We anticipate increasing our consulting services to our customers during 2025.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses for the years ended December 31, 2024 and 2023:

	2024	2023
Selling, general and administrative expenses
Legal and accounting	$286	$274
Salaries and related expenses	1,970	1,708
Board related expenses	112	108
Advertising	82	40
Rent and utilities	85	61
Loan and foreclosed asset expenses	125	87
Travel	221	182
Other	180	236
Total SG&A	$3,061	$2,696

SG&A expenses increased $365 to $3,061 for the year ended December 31, 2024 compared to $2,696 for the same period of 2023 due primarily to salaries and related expenses.

Loss on Foreclosed Assets

During the years ended December 31, 2024 and 2023, we recognized $595 and $36 for losses on foreclosed assets, respectively. During the first quarter of 2024 we reclassed six construction loans from loans receivable, net to foreclosed assets with a loss on foreclosure of $160 and impairments on foreclosed assets were $435. During 2023, loss on the sale of one of our foreclosed assets was $36.

Cost of Land Parcels Sold

During the year ended December 31, 2024 and 2023, the Company sold nine 339 land parcels and recognized costs on the sales of $2,998 and $0, respectively.

Consolidated Financial Position

Cash and Cash Equivalents

We try to avoid borrowing on our lines of credit from affiliates. To accomplish this, we must carry some cash for liquidity. This amount generally grows as our Company grows. As of December 31, 2024 and 2023, our cash was $3,347 and $3,522 respectively. During 2025, the Company will establish lines of credit to allow it to have liquidity while reducing or eliminating the holding of cash on a daily basis.

Loans Receivable, net

Commercial Loans – Construction Loan Portfolio Summary

We anticipate the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2024:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$890	$634	$633	71%		5%
California	1	1	3,210	1,750	1,346	55%		5%
Connecticut	1	2	1,040	728	389	70%		5%
Florida	9	42	16,089	11,081	6,874	69%		5%
Georgia	3	6	3,301	2,037	878	62%		5%
Idaho	1	4	1,462	1,060	661	73%		5%
Illinois	1	1	1,727	992	1,781	57%		5%
Louisiana	4	6	1,613	1,169	1,031	72%		5%
Michigan	1	1	890	481	27	54%		5%
Missouri	1	1	369	258	258	70%		5%
New Jersey	2	4	1,585	1,362	1,122	86%		5%
New York	1	1	650	455	105	70%		5%
North Carolina	9	18	10,737	6,642	4,786	62%		5%
Ohio	3	3	1,275	857	1,074	67%		5%
Pennsylvania	2	22	24,449	18,065	15,192	74%		5%
South Carolina	10	49	22,057	14,309	7,438	65%		5%
Tennessee	3	4	1,334	893	748	67%		5%
Texas	2	3	2,320	1,844	1,567	79%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	3	4	1,546	982	672	64%		5%
Total	59	177	$99,462	$67,391	$48,004	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2023:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	5	$2,148	$1,504	$846	70%		5%
California	1	1	2,551	1,530	1,511	60%		5%
Connecticut	1	2	1,039	681	510	66%		5%
Florida	12	71	36,644	19,279	14,093	53%		5%
Georgia	4	8	2,963	1,831	1,229	62%		5%
Illinois	1	1	1,600	992	763	62%		5%
Indiana	1	1	335	235	79	70%		5%
Louisiana	2	3	773	541	300	70%		5%
Maryland	1	1	480	336	336	70%		5%
Missouri	1	2	820	570	439	70%		5%
New Jersey	2	5	1,985	1,563	954	79%		5%
North Carolina	8	23	10,637	6,681	2,994	63%		5%
Ohio	3	10	3,776	2,601	1,686	69%		5%
Pennsylvania	2	21	21,301	16,763	13,205	79%		5%
South Carolina	11	50	20,029	12,624	6,694	63%		5%
Tennessee	3	5	1,554	1,047	696	67%		5%
Texas	2	4	1,970	1,773	1,693	90%		5%
Utah	1	3	2,918	1,792	910	61%		5%
Virginia	3	3	857	530	474	62%		5%
Washington	1	6	2,789	2,427	2,376	87%		5%
Total	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	2	2	2,469	1,500	268	11%		7%
Georgia	1	1	346	275	159	46%		7%
New York	1	1	300	300	300	100%		7%
Pennsylvania	1	1	2,484	3,700	1,919	77%		varies
South Carolina	1	1	1,860	487	488	26%		7%
Total	6	6	$7,459	$6,262	$3,134	42	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact on our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2023:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Delaware	1	1	543	147	147	27%		7%
Florida	3	3	207	1,378	133	64%		7%
New Jersey	1	1	50	26	26	51%		7%
North Carolina	1	2	1,110	240	210	19%		7%
Pennsylvania	1	2	19,983	8,500	8,365	42%		varies
South Carolina	2	2	1,980	965	624	32%		7%
Total	9	11	$23,873	$11,256	$9,505	40	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact on our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables net, or construction and development loans:

	December 31, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	40,728	58,216
Principal collections	(48,578)	(57,895)
Transferred from loans receivables, net	(2,306)	—
Change in builder deposit	190	(217)
Change in allowance for credit losses	(173)	1,832
Change in loan fees, net	396	(456)
Ending balance	$48,387	$58,130

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

Our Company construction loans are collateralized by lots, partially built homes, and built homes, while our Company development loans are collateralized by land and lots. Secured nonaccrual loans individually evaluated are also collateralized by land and real estate.

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$39,277	$55,872	$215
B Credit Risk	2,817	3,883	38
C Credit Risk	939	1,851	25

Development Loans Collectively Evaluated:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	-
C Credit Risk	489	487	18

Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual loans Individually Evaluated:	$4,971	$5,785	$658

ACL Unfunded Commitments	–	–	(88)

Total	$51,138	$73,653	$868

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,252	$59,075	$215
B Credit Risk	5,718	10,339	33
C Credit Risk	–	–	–

Development Loans Collectively Evaluated:
A Credit Risk	$8,787	$9,793	$4
B Credit Risk	172	511	–
C Credit Risk	452	454	10

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$86

Secured Nonaccrual loans Individually Evaluated:	$5,826	$6,303	$351

Total	$61,293	$86,556	$699

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$–	$–

Secured Nonaccrual loans Individually Evaluated:	$1,427	$3,544	$–

Total	$1,427	$3,544	$–

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated	$–	$86	$–

Secured Nonaccrual loans Individually Evaluated:	$2,495	$3,331	$–

Total	$2,495	$3,417	$–

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is completed by less than 90% the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a BOV.

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

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$41,763	$41,763	$–	$–	$–	$–
B Credit Risk	2,977	2,977	–	–	–	–
C Credit Risk	1,428	1,428	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	4,476	–	–	1,057	–	3,419

Nonaccrual Loans
Unsecured Loans	–	–	–	–	–	–
Secured Loans	494	–	–	–	–	494
Total	$51,138	$46,168	$–	$1,057	$–	$3,913

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Forbearance Loans
B Credit Risk	–	–	–	–	–	–
C Credit Risk	–	–	–	–	–	–

Unsecured Nonaccrual Loans Individually Evaluated	86	–	–	–	–	86
Secured Nonaccrual Loans Individually Evaluated	5,826	–	881	1,497	1,641	1,807
Total	$61,293	$55,381	$881	$1,497	$1,641	$1,893

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an ageing schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms - All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses as of December 31,2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	454	52	506
Recoveries	–	–	–	–	–	–	–	(6)	(6)
Provision for credit losses funded	2	(15)	(13)	4	–	(8)	(761)	40	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses unfunded	(6)	9	(12)	(1)	–	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)

The following table provides a roll forward of the allowance for credit losses as of December 31,2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	$(66)	$(9)	$(37)	$(2)	$(7)	$(247)	$(1,985)	$(2,527)
Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	–	(139)	(178)
Charge-offs	–	–	–	–	–	–	132	2,610	2,742
Reduction in ACL for loan participations	5	–	–	–	–	–	–	–	5
Provision for credit losses	(9)	35	21	(3)	–	27	(236)	(572)	(737)
December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $22,515 and $25,263 as of December 31, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rate and the total gross loan value for loans in our portfolio. As of December 31, 2024, the ACL for unfunded commitments was $88. In addition, as of December 31, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2024		December 31, 2023
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	20%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	4%	Cape Coral, FL	7%
Third highest concentration risk	Greenville, SC	3%	Orlando, FL	6%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Beginning balance	$130	$1,582
Transferred from loans receivables, net	2,306	–
Investments in foreclosed assets	507	125
Sale proceeds	(992)	(1,549)
Gain on foreclosed assets	–	8
Loss on foreclosed assets	(595)	(36)
Ending balance	$1,356	$130

During the year ended December 31, 2024 and 2023 we reclassed $2,306 and $0 loan receivable, net assets to foreclosed assets, respectively.

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

The property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction early next year (collectively the “339 Lots”).

We charge an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company is deferring the revenue related to the option fee over twelve months. As of December 31, 2024, deferred revenue, real estate investment was $74.

During the year ended December 31, 2024, BMH purchased nine lots from 339 for both revenue and cost of land parcels sold of $2,998 which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gains or losses were recognized in the lot sales. We are capitalizing interest related to the cost of this investment which is included in the asset when we sell lots.

The total expected selling price of the 339 Lots is approximately $18,500 and the purchase price was $3,892 (the “Purchase Price”) and the development loan reclassed from loan receivables net to real estate investments of $6,122. BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. We purchased 339 subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

During September 2024, the Company invested in a minority non-controlling interest in one of our borrowers, DBL Capital Real Estate Fund 1, LLC (“DBL”) for $330. The investment is to develop six empty lots into houses and the Company is expected to receive a return.

The following table is a roll forward of real estate investment assets:

	December 31, 2024	December 31, 2023

Beginning balance	$435	$660
Additions from 339 acquisition	11,330	–
Gain on sale of real estate investments	–	10
Investments in real estate asset trust	330	–
Proceeds from the sale of real estate investments	(2,998)	(2,131)
Additions for construction/development	4,432	1,896
Ending balance	$13,529	$435

The following table is capitalized interest for real estate investment assets:

	December 31, 2024	December 31, 2023

Capitalized interest	$1,143	$11
Cost of funds	11.48%	11.28%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

Segment Reporting

During February 2024, the Company completed its acquisition of 339 and the property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction and the other parcel will be developed into a second phase of lots which should be available for construction early next year.

The addition of the Company’s real estate investment added a new segment; therefore, as of December 31, 2024 the Company will operate within two principal business segments: Shepherd’s Finance and 339 and once consolidated the Company reports as Shepherd’s Finance, LLC. Shepherd’s Finance was the one principal business segment as of December 31, 2023. Revenues from Shepherd’s Finance consist primarily of interest and fee income earned on loans. 339’s revenues are primarily related to the sale of land parcels and option fee income. The Company has no other segments.

Our CEO assesses segment performance using operating income as well as comparing capital expenditures, sales prices, sales rates, and development timing to a plan that was created prior to purchase. For 339, we are intending to develop 62 lots, of which 38 are already developed. Of those 38, none were sold as of December 31, 2024. In addition, as of December 31, 2024, we invested a total of $14,975, anticipating another $3,400 in capital expenditures, and relieved the total investment of $2,998 through sales. We recognized $816 in option fee income. We anticipate a majority of the remaining 38 lots will sale during 2025, with the remaining 24 undeveloped lots will be under development or completed by the end of 2025.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment sales a different product.

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements as of December 31, 2024 are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the Year Ended December 12/31/2024

(in thousands of dollars)	339 Justabouot Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$10,198	$10,198
Interest expense:
Interest related to secure borrowings	–	1,297	1,297
Interest related to unsecured borrowings	–	3,564	3,564
Interest expense	$–	$4,861	$4,861

Net interest and fee income	–	5,337	5,337

Less: Provision for credit losses	–	762	762
Net interest and fee income after provision for credit losses	–	4,575	4,575

Non-Interest Income
Gain on foreclosed assets	$–	$–	$–
Revenue from the sale of land parcels	2,998	–	2,998
Option fee income	816	–	816
Other income	–	82	82
Total non-interest income	$3,814	$82	$3,896

Income before non-interest expense	3,814	4,657	8,471

Non-Interest Expense
Selling, general and administrative	$–	$3,061	$3,061
Depreciation and amortization	–	80	80
Loss on foreclosed assets	–	595	595
Cost of land parcels sold	2,998	–	2,998
Total non-interest expense	$2,998	$3,736	$6,734

Net Income	$816	$921	$1,737

Net income attributable to preferred equity holders	$–	$–	$702

Net income attributable to common equity holders	$–	$–	$1,035

Reconciliation of Total Assets:

(in thousands of dollars)	339 Justabouot Land Company, LLC	Shepherds Finance, LLC	Elimination	Total
Total assets as of December 31, 2024	$11,977	$57,386	$–	$69,363

Customer Interest Escrow

The Pennsylvania Loans call for a funded interest escrow account which was initially funded with proceeds from the Pennsylvania Loans. The initial funding on that interest was $450. The balance as of December 31, 2024 and 2023 was $0 and $12, respectively. To the extent the balance is available in the interest escrow, interest due on certain loans is deducted from the interest escrow on the date due. The interest escrow is increased by 20% of lot payoffs on the same loans, and by interest and/or distributions on a loan in which we are the borrower and Investor’s Mark Acquisitions, LLC is the lender and on the Series B preferred equity. All of these transactions are noncash to the extent that the total escrow amount does not need additional funding.

We had 34 and 39 other loans active as of December 31, 2024 and 2023, respectively, which also had interest escrows. The cumulative balance of all interest escrows other than the Pennsylvania Loans was $353 and $279 as of December 31, 2024 and 2023, respectively.

Roll forward of interest escrow for the years ended December 31, 2024 and 2023:

	2024	2023

Beginning balance	$292	$766
Preferred equity dividends	–	47
Additions from Pennsylvania Loans	907	654
Additions from other loans	701	538
Interest, fees, principal or repaid to borrower	(1,547)	(1,713)

Ending balance	$353	$292

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

In July 2022, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Twelfth Amendment was to allow S.K. Funding to purchase a portion of loans sold to one borrower in Pennsylvania.

The timing of the Company’s principal and interest payments to S.K. Funding under the Twelfth Amendment, and S.K. Funding’s obligation to fund the loans in Pennsylvania vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $3,000. In addition, up to $400 may be unsecured on the Twelfth Amendment loans at any time.
●	The interest rate accruing to S.K. Funding for both the Secured and Unsecured portion of the Twelfth Amendment is 10.0% and 9.5%, accordingly and calculated on a 365/366-day basis.

In October of 2023, we entered the Thirteenth Amendment (the “Thirteenth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Thirteenth Amendment was to sell participating interests in a few of our loans with our largest customer. These sales are different than all of our other loan participations in that the buyer is not in a preferred risk position, and as such, the portions of the loans sold are treated as an actual loan sale. The balance of the portion sold is removed from our balance sheet. The interest on the portion sold is not reflected on our statement of operations, and there is no interest cost or loan loss related to the sold portion on our statement of operations. The fee we earn on these loans for origination and servicing is recognized over the expected life of the loan in the same way as all of our other loans.

Pursuant to the Thirteenth Amendment, the aggregate amount of the S.K. Funding’s commitment, either funded or unfunded, under certain loans purchased by S.K. Funding covered by the Thirteenth Amendment (the “Loans”) was increased to $1,650. As of the effective date of the Thirteenth Amendment, S.K. Funding has funded $1,400 and agreed to fund an additional $250 upon notice from us that such additional amount is desired to fund the Loans. In addition, the amount of the portion of any Loan purchased by S.K. Funding was adjusted to the lesser of (i) 45% of our approved appraised value or a third-party sales price if the collateral property is under agreement for sale, as applicable, and (ii) 50% of the maximum principal of the loan after deducting the loan fee. The interest rate for the Loans is the lessor of the (i) the interest rate on such Loan or (ii) 14%, calculated on a 365/366 day basis. For such amounts of the Loan amount that are unsecured, the interest rate for such amounts is 9.5%, calculated on a 365/366 day basis. The loan receivables gross principal balance of the sold portion of the Loans as of December 31, 2024 was $1,400.

The term of the Thirteenth Amendment and S.K. Funding’s participation in the Loans, shall be through the repayment of the last Loan participated in by S.K. Funding pursuant to the terms of the Thirteenth Amendment.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 10.50% and 11.50% as of December 31, 2024 and 2023, respectfully. As of December 31, 2024, and 2023, the outstanding amount pursuant to the Wallach LOC was $743 and $160, respectively. For the years ended December 31, 2024 and 2023, interest expense was $35 and $18, respectively. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered into the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 10.50% and 11.50% as of December 31, 2024 and 2023. As of December 31, 2024, and 2023, the outstanding amount pursuant to the Wallach Trust LOC was $0 and $166, respectively. For the years ended December 31, 2024 and 2023, interest expense was $16 and $20, respectively. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

Line of Credit with William Myrick

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Partner (“Partner”), William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all our assets;
●	Cost of funds to us of prime plus 3%; and
●	Due upon demand.

As of December 31, 2024 and 2023, the amounts outstanding pursuant to the Myrick LOC were $0 for both the years ended December 31, 2024 and 2023, interest expense was $0.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2025 but will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2024 and 2023, the outstanding amount pursuant to the Shuman LOC was $125. Interest expense was $13 for both years ended December 31, 2024 and 2023, respectively.

Line of Credit with Judith Swanson

During December 2021, the Swanson Line of Credit (“Swanson LOC”) was assigned to Judith Swanson (“Judith Swanson LOC”), as trustee of a trust. Pursuant to the Swanson Modification Agreement, the Judith Swanson LOC provides us with a revolving line of credit with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 6.75%; and
●	Due March 2026, $4,000 due July 2026, balance due November 21, 2026.

The Judith Swanson LOC was fully borrowed on the secured and unsecured portion of the line of credit as of December 31, 2024 and 2023. The secured balance on the Judith Swanson LOC was $6,000 and $5,164 as of December 31, 2024 and 2023, respectively. Interest expense was $640 and $556 for the years ended December 31, 2024 and 2023, respectively.

New Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us between 9.00% and 10.00%; and
●	Terms generally allow the lenders to give one month’s notice after which the principal balance of a New LOC Agreement will be reduced to a zero over the next six months.

The total balance of the New LOC Agreements was $2,965 and $3,066 as of December 31, 2024 and 2023, respectively. Interest expense was $296 and $230 for the year ended December 31, 2024 and 2023, respectively.

Hanna Holdings, Inc. Loan

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal.

As of December 31, 2024, the Loan with Hanna Holdings, Inc. was $350 compared to $1,250 as of the 339 Acquisition date.

Mortgage Payable

During January 2018, we entered a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate was 5.07% per annum until it increased 1.53% to 6.60% in January 2023 and is based on a year of 360 days; and
●	Due in January 2033.

During November 2024, we paid off the mortgage on our office building. The principal amount at payoff was $559. In addition, interest expense during the years ended December 31, 2024 and 2023 was $37 and $39 respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets

	December 31, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,485	$4,418	$7,615	$5,770
S.K. Funding	8,229	6,500	7,358	6,500

Lender
Shuman	236	125	358	125
Jeff Eppinger	4,028	1,500	3,496	1,500
R. Scott Summers	1,361	903	2,177	1,003
John C. Solomon	649	563	598	563
Judith Swanson	10,626	6,000	10,038	5,164

Total	$32,614	$20,009	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of December 31, 2024 and December 31, 2023 was 9.09% and 9.01%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	December 31, 2024	December 31, 2023

Gross notes outstanding, beginning of period	$20,854	$21,576
Notes issued	5,257	1,353
Note repayments / redemptions	(6,143)	(2,075)

Gross notes outstanding, end of period	19,968	20,854

Less deferred financing costs, net	(150)	(235)

Notes outstanding, net	$19,818	$20,619

The following is a roll forward of deferred financing costs:

	December 31, 2024	December 31, 2023

Deferred financing costs, beginning balance	$939	$835
Additions	121	103
Deferred financing costs, ending balance	$1,060	$939
Less accumulated amortization	(910)	(703)
Deferred financing costs, net	$150	$235

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2024	December 31, 2023

Accumulated amortization, beginning balance	$703	$468
Additions	207	235
Accumulated amortization, ending balance	$910	$703

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	December 31, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$–	$410
Unsecured Line of Credit from Judith Swanson	March 2026	10.0%	1,000	1,836
Unsecured Line of Credit from Judith Swanson	April 2025	10.0%	500	-
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2025	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	–	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	–	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	–	700
Subordinated Promissory Note	December 2024	10.0%	–	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	–	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	–	720
Senior Subordinated Promissory Note	October 2028(4)	1.0%	1,072	–
Junior Subordinated Promissory Note	October 2024(4)	20.0%	–	447
Junior Subordinated Promissory Note	October 2028(4)	20.0%	666	–
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	April 2024	10.0%	–	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	–
Subordinated Promissory Note	April 2028	10.0%	149	–
Subordinated Promissory Note	April 2029	11.0%	2,000	–
Subordinated Promissory Note	January 2025	11.0%	1,007	–
Subordinated Promissory Note	October 2027	8.50%	200	–
Subordinated Promissory Note	October 2028	10.0%	1,043	–
Subordinated Promissory Note	December 2028	10.0%	149	–
Subordinated Promissory Note	Varies (5)	Prime+1.5%	700	–
			$15,395	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 11% per annum.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority:

	Priority Rank	December 31, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$20,359	$21,196
Secured line of credit from affiliates	2	743	326
Unsecured line of credit (senior)	3	750	1,160
Other unsecured debt (senior subordinated)	4	1,812	1,094
Unsecured Notes through our public offering, gross	5	19,968	20,854
Other unsecured debt (subordinated)	5	11,707	8,006
Other unsecured debt (junior subordinated)	6	1,126	907
Less deferred financing fees		(150)	(238)

Total		$56,315	$53,305

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2024, and 2023, we had combined loans outstanding of 183 and 236, respectively. Gross loans outstanding were $51,138 and $61,293 as of December 31, 2024 and 2023, respectively.

Our net cash provided by operating activities decreased $723 to $6,478 as of December 31, 2024 compared to $7,201 for the same period of 2023. The decrease was primarily due to lower net income, which was $1,737 for the period ended December 31, 2024 compared to $2,578 for the same period of 2023 which was offset by the change in the accrued interest receivable balance which was $327 as of December 31, 2024 compared to $(501) for the same period of 2023.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $22,515 and $25,263 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2024	As of December 31, 2023
Secured debt, net of deferred financing costs	$21,102	$21,519
Unsecured debt, net of deferred financing costs	$35,213	$31,786
Equity*	$8,573	$6,767
Cash and cash equivalents	$3,347	$3,522

* Equity includes Members’ Capital and Preferred Equity.

As of December 31, 2024 and 2023, cash and cash equivalents was $3,347 and $3,522, respectively. Secured debt, net of deferred financing costs decreased $417 to $21,102 as of December 31, 2024, compared to $21,519 for the same period of 2023. The decrease in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements. However, we anticipate secured debt to decrease during 2025 as our loan receivable balances decrease.

Unsecured debt, net of deferred financing costs increased $3,427 to $35,213 as of December 31, 2024 compared to $31,786 for the same period of 2023. The increase in unsecured debt primarily related to unsecured notes sold outside of our Notes Program.

Equity increased $1,806 to $8,573 as of December 31, 2024 compared to $6,767 for the same period of 2023.

We anticipate an increase in both common and preferred equity during the 12 months subsequent to December 31, 2024. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2025 is 33,642, which consists of secured borrowings of $20,752 and unsecured borrowings of $12,890.

Secured borrowings maturing through the year ending December 31, 2025 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and several lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2025 with actual maturity and renewal dates:

●	Judith Swanson – $6,000 due March 2026 and automatically renews unless notice given;
●	Shuman – $125 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2026;
●	Builder Finance, Inc – $4,418 with no expiration date;
●	New LOC Agreements - $2,965 generally one-month notice and six months to reduce principal balance to zero;
●	Line of credits with affiliates - $743 and due upon demand

Unsecured borrowings due by December 31, 2025 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $6,736 and $6,154, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 74% of our Note holders reinvest upon maturity. The 36 month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of December 31, 2024, the 36-month Notes were $2,896. Our other unsecured debt has historically been renewed. For more information on other unsecured borrowings, see Note 9 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate our assets to increase during 2025, however we are prepared for an increase of our assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, preferred equity, and regular equity. Our expectation to reduce loan asset balances is subject to changes in demand, the housing market and competition. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

Inflation, Interest Rates, and Housing Starts

Since we are in the housing industry, we are affected by factors that impact that industry. Housing starts impact our customers’ ability to sell their homes. Faster sales generally mean higher effective interest rates for us, as the recognition of fees we charge is spread over a shorter period. Slower sales generally mean lower effective interest rates for us. Slower sales also are likely to increase the default rate.

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is resulting in more risk than prior years. In some of our markets, prices of homes sold are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). We anticipate declines in home values in many markets over the next 12 months. In addition, our LTV increased to 68% as of December 31, 2024 compared to 64% for the same period of the prior year.

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

Subsequent Events

See Note 17 to our consolidated financial statements for subsequent events.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) During the fourth quarter of 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the fourth quarter of 2024, no manager or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, terminated, or modified any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Mr. Wallach was initially elected to a three-year term that expired in March 2016 and his current three-year term expires in March 2025. Mr. Summers was initially elected to a two-year term that expired in March 2014 and his current three-year term expires in March 2026. Mr. Rauscher was initially elected to a three-year term that expired in March 2018 and his current three-year term expires in March 2027. Mr. Sheldon was initially elected to a one-year term that expired in March 2020 and his current three-year term expires in March 2025.

Daniel M. Wallach, age 57, is our CEO and a manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 30 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 49, is our Executive Vice President of Operations, a position to which she was appointed in July 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Mark Reynolds, age 50, was appointed Executive Vice President of Sales in April 2021. Mr. Reynolds has over 19 years of experience in the construction finance industry. He was previously our Regional Sales Manager from May 2016 until April 2021 and was also the National Real Estate Owned (“REO”) Manager from January 2020 until April 2021. Previously, Mr. Reynolds held various positions with 84 Lumber Company, including REO Specialist, where he worked with counsel to negotiate liens, finish building houses, and relieve as much debt as possible while controlling losses (from 2008 through 2014), National Finance Manager, in residential financing (from 2006 through 2008), and Regional Finance Manager, in commercial financing, where he helped finance projects such as hotels, apartments, restaurants, and casinos (from 2000 through 2004). Mr. Reynolds attended Indiana University at South Bend, where he studied Business Management.

Catherine Leslie, age 46, is our Chief Financial Officer, to which she was appointed in April 2021. Ms. Leslie previously served as Acting Chief Financial Officer from July 2019 to April 2021 and as Chief Financial Officer from January 2018 to May 2019 and continued to serve as our employee since May 2019. Ms. Leslie previously served as our Controller from November 2017 until her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Leslie was the Corporate Controller for Lucas Group from November 2017 to June 2018, Division Controller for Pulte Group from July 2014 through November 2017 and Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Leslie spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Leslie started her accounting career with PricewaterhouseCoopers with an internship in 1999 and an associate in 2001. Ms. Leslie received her Bachelor of Business of Administration from the Terry College of Business School at the University of Georgia in 2000, and her Masters of Accounting from Kennesaw State University’s Cole’s College of Business in 2001.

William Myrick, age 63, is our Partner. Mr. Myrick was appointed as Executive Vice President on April 20, 2021 and his title was changed from Executive Vice President to Partner of the Company on May 24, 2024. Mr. Myrick previously served as Executive Vice President of Sales since March 2018. Mr. Myrick was one of our independent managers from March 2012 to March 2018. He has been involved in lumber and building materials for over 35 years. From July 2012 through December 2017, Mr. Myrick was the CEO of American Builders Supply, a building material supplier to homebuilders, where he was responsible for all aspects of the management of that business. From January 2007 to July 2011, he held various executive officer positions with ProBuild Holdings, including, most recently, CEO, and was responsible for all aspects of the management of ProBuild’s business. From 1982 to January 2007, Mr. Myrick was with 84 Lumber Company, where he held positions including, most recently, Chief Operating Officer. Mr. Myrick served as a director of ProBuild from July 2010 to July 2011 and currently serves as a director of American Builders Supply, a position he has held since July 2012. He is a graduate of the Advanced Management Program from Harvard Business School.

Thomas Spatola, age 72, is our Executive Vice President of Lending Operations, a position to which he was appointed in May 2024. Prior to his retirement in 2014, Mr. Spatola had been in various areas of the banking industry for over 35 years. His experience includes secondary marketing, mortgage banking, consumer, commercial and builder/consumer construction lending and the formation of a de novo bank. From 2007 to 2014, Mr. Spatola served as the President of 84 Financial L.P., a builder spec, model and pre-sold home lending company. During his time at 84 Financial L.P., Mr. Spatola directed the formation of a direct builder lending program and the loss mitigation and collection of approximately $300,000,000 in loans in 2007 and 2008 held by participating banks during the housing market decline. In the end, all banks received full pay off and full interest on their loans. Mr. Spatola became the President of Hardy Credit Co. in December 2007 before it was merged with and into 84 Financial L.P. In addition, he served as the President of Federal Trust Mortgage Company, a subsidiary of Federal Trust Corp between 2005 and 2007 and a Senior Vice President of Residential Lending at Liberty Savings Bank, F.S.B. between 1995 and 2005. During that time, Mr. Spatola created and implemented the Builder Direct Lending Program in partnership with 84 Lumber. This program made construction loans to builder customers of 84 Lumber. Mr. Spatola’s responsibility included documenting, underwriting, loan closing, the administration of construction loan draws, and loan collection all while controlling loan risk through effective loan policies and procedures. Additionally, he was responsible for securing additional bank investors as the program grew. This program produced approximately 10,000 loans totaling approximately $2,000,000,000. Early in his career, Mr. Spatola worked for MGIC, a mortgage insurance company as a secondary loan trader.

Kenneth R. Summers, age 78, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in December 2019. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 59, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance salesperson and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Gregory L. Sheldon, age 66, has been one of our independent managers since March 2019. Mr. Sheldon brings 45 years of business experience building global corporations and integrating acquisitions across finance, supply chain, manufacturing, and the corporate functions. His previous roles include the Interim CIO for TherapeuticsMD, an innovative pharmaceutical company exclusively committed to advancing women’s health, from March 2021 to May 2022, Global Chief Information Officer for Mylan, Inc., from October 2008 to March 2013, the CIO for Duquesne Light Company from August 2013 to March 2015, and, from October 2018 until December 2019, as the Interim CIO for MiMedx Group, Inc. Since July 2014, Mr. Sheldon has been an owner of two companies which invest in land acquisition, development, and the construction of residential homes: White Column Investments, LLC, where he is the President and Managing Member, and Sheldon Investments, LLC. Since 2017, he has served as a non-compensated advisor to Mark Hoskins, who owns Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, which are companies that design, develop, and build single family homes, and are also two of our customers. Mr. Sheldon has been the owner of Greg Sheldon and Associates, LLC, a consultant, and strategic advisor to clients in the life sciences, consumer products, technology, and manufacturing industries since April 2015. Mr. Sheldon has held multiple leadership positions with leading, global companies including Kraft General Foods, Georgia-Pacific, and Pfizer Inc., and the start-up of The Georgia Lottery. He graduated from Georgia State University with a Master of Science in Management and from Georgia Institute of Technology with a Bachelor of Science in Industrial Management.

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

Audit Committee

Our board of managers has established a separately designated audit committee, whose charter was adopted on August 9, 2012 and last amended on August 6, 2020. The purpose of the audit committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our audit committee consists of Messrs. Rauscher, Summers, and Sheldon, our three independent managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our board of managers believes that each member of the audit committee has sufficient knowledge and relevant background experience to serve on the audit committee.

Family Relationships

There are no family relationships among any of our managers or executive officers.

Insider Trading Policy

We are a privately held company with no established public trading market for our common equity. 100.0% of our common equity is beneficially owned by our managers, executive officers and immediate family members of our managers and executive officers. As such, the Company has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of securities by managers, executive officers, employees and the Company itself.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

This discussion describes our compensation philosophy and policies for our executive officers, which currently include our CEO, Partner, EVP of Operations, EVP of Lending Operations, EVP of Sales and CFO.

Objectives of Executive Officer Compensation Program

The objectives of our executive compensation program are to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position. Specifically, our executive compensation program is designed to accomplish the following goals and objectives:

●	maintain a compensation program that is equitable in our marketplace;

●	provide opportunities that integrate pay with the short-term and long-term performance goals;

●	encourage and reward achievement of strategic objectives, while properly balancing controlled risk-taking behavior; and

●	maintain an appropriate balance between base salary and short-term and long-term incentive opportunity.

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

Executive Officer Compensation Components

Base Salary

We provide each of our paid executive officers with a base salary to compensate such officers for services rendered throughout the year. Salaries are established annually based on the individual’s position, experience, performance, past and potential contribution to us, and level of responsibility, as well as our overall financial performance. No specific weighting is applied to any one factor considered, and the independent managers use their judgment and expertise in determining appropriate salaries within the parameters of the compensation philosophy.

Bonus

We pay each of our executive officers except for our VP of Sales a team bonus mostly based on our overall profitability, which rewarded each of them $1,200 and $3,000 in 2024 and 2023, respectively. In addition, we reward an annual bonus of $1,800 for both 2024 and 2023, which is extended to compensate vacation expenses. Finally, each executive officer is eligible for a portion of the net income earned, or profit share.

We pay our EVP of Sales a monthly bonus based on a percentage of new sales and construction loan payoffs.

Membership Interests

As the beneficial owner of 78.2% (as of March 1, 2024) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Our Partner owns 14.9% of our outstanding common membership interests. Our EVP of Operations owns 2% and both our EVP of Sales and CFO own 1.0% of our outstanding common membership interests.

On October 1, 2023, we entered into restricted unit agreements with Mark Reynolds, our EVP of Sales, and Catherine Leslie, our CFO, pursuant to which we issued 200 restricted common units to each of Mark Reynolds and Catherine Leslie. Vesting of the restricted common units commences from the grant date and occurs thereafter on the first day of each subsequent calendar month subject to our satisfying monthly earnings goals, measured two months in arrears in accordance with the vesting schedule.

As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

Summary Compensation Table

The following table provides a summary of the compensation received by our named executive officers for the last two completed fiscal years

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Mr. Wallach	2024	$77,940	$2,100	–	–	–	–	20,010	$100,050
	2023	$77,828	4,800	–	–	–	–	20,657	$103,285
Mr. Myrick	2024	$157,782	2,100	–	–	–	–	39,971	$199,853
	2023	$157,782	3,000	–	–	–	–	40,196	$200,978
Mr. Reynolds	2024	$98,496	64,471	10,350	–	–	–	38,154	$211,471
	2023	$98,893	67,868	3,150	–	–	–	40,903	$210,814

(1) Amounts in the Bonus column represent amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

Salary for 2025

Mr. Wallach will receive a base salary of $77,940, Mr. Myrick, will receive a base salary of $157,782 and Mr. Reynolds, will receive a base salary of $98,600. In addition, Mr. Reynolds will receive a monthly bonus based on a percentage of sales and construction loan payoffs.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	39,000	–	–	–	–	–	39,000

Eric A. Rauscher	36,000	–	–	–	–	–	36,000

Gregory L. Sheldon	39,000	–	–	–	–	–	39,000

We paid each of the independent managers a retainer of $36,000 during both 2024 and 2023, respectively. Our independent managers also receive fees of $2,000 for the first day and $1,200 for each additional day for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. During 2024, we paid Mr. Summers and Mr. Sheldon an additional $3,000 for two separate meetings held during 2024.

The independent managers do not receive separate reimbursement of out-of-pocket expenses incurred in connection with attendance at meetings. Mr. Wallach receives no compensation for his services as a manager.

Policies and practices for granting certain equity awards.

We do not schedule equity award grants in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity grant dates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2024:

Title of Class	Name and Address of Owner(1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	161.80	0.81%	$18,579.80	0.22%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	15,469.20	77.34%	1,776,323.67	20.72%
Class A Common Units	William Myrick	2,969.00	14.85%	340,928.74	3.98%
Class A Common Units	Barbara Harshman	400.00	2.00%	45,931.88	0.54%
Class A Common Units	Kenneth R. Summers	200.00	1.00%	22,965.92	0.26%
Class A Common Units	Eric A. Rauscher	200.00	1.00%	22,965.92	0.26%
Class A Common Units	Gregory Sheldon	200.00	1.00%	22,965.92	0.26%
Class A Common Units	Catherine Leslie	200.00	1.00%	18,323.16	0.22%
Class A Common Units	Mark Reynolds	200.00	1.00%	18,323.16	0.22%
Repurchase of Class A Common Units		–	–	(143,713.85)	(1.68)%
Subtotal of Common Voting Equity		20,000	100.00%	$2,143,594.32	25.00%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	1355	21.07%	1,354,345.29	15.80%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	903	14.05%	903,346.75	10.54%
Series C Preferred Units	Other Holders of Series C Preferred Units	4172	64.88%	$4,172,244.07	48.66%
Subtotal of Series C Preferred Units		6430	100.00%	$6,429,936.11	75.00%
Total Members’ Capital and Preferred Equity		26,430		$8,573,530.43	100.00%

(1)	The addresses of each Class A Common Unit owners named above are:

●	Daniel and Joyce Wallach, the 2007 Daniel M. Wallach Legacy Trust, William Myrick, Barbara Harshman, Catherine Leslie and Mark Reynolds are 13241 Bartram Park Blvd., Suite 2401, Jacksonville, FL 32258;
●	Kenneth R. Summers is PO Box 995, Morgantown, WV 26507;
●	Eric A. Rauscher is 2706 South Park Rd, Bethel Park, PA 15102; and
●	Gregory L. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

The addresses of each Series C Preferred Unit owners named above are:

●	Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd, Suite 2401, Jacksonville, FL 32258; and
●	Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliates

The Company has two loan agreements with Daniel M. Wallach, our CEO, and his wife, pursuant to which they provide the Company with the Wallach LOC and the Wallach Trust LOC. The agreements lay out the terms under which those members can lend money to us, providing that we desire the funds, and the members wish to lend. The interest rate on both the Wallach LOC and the Wallach Trust LOC generally equals prime plus 3%, as more fully described in Note 9.

The Company has a loan agreement with William Myrick, our Partner (the “Myrick LOC Agreement”), pursuant to which Mr. Myrick provides us with the Myrick LOC. The Myrick LOC Agreement lays out the terms under which Mr. Myrick can lend money to us, providing that we desire the funds and Mr. Myrick wishes to lend. The rate on the Myrick LOC generally equals prime plus 3%, as more fully described in Note 9.

Mrs. Leslie, our CFO and Mr. Reynolds, our EVP of Sales, each own 1% of our Class A common units. Mrs. Harshman, our EVP of Operations, owns 2% of our Class A common units. Mr. Myrick our Partner owns 14.9% of our Class A common units. Our CEO Mr. Wallach and his wife and the Wallach Living Trust wife own 0.81% and 77.35% of our Class A common units, respectively. Our three Board of Managers, Mr. Sheldon, Mr. Summers and Mr. Rauscher each own 1% of our Class A common units.

Mr. Wallach and his wife’s parents own 21.07% and 3.23% of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 14.05% of our Series C Preferred Units.

A son of one of our Managers’ is a minor participant in the Shuman LOC, which is more fully described in Note 9. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000.

One of our managers, Mr. Spatola has subordinated promissory note with a principal balance and an annual interest rate of $200 and 9.5%, respectively.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $7,186,000 outstanding on December 31, 2024. For the years ended December 31, 2024 and 2023 our investments from affiliates, which exceed $120,000 through our Notes Program and other unsecured debt are detailed below:

(All $ in Thousands)

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2024	2023	2024	2024	2023
Eric A. Rauscher	Independent Manager	$477	$475	10.00%	$48	$48

Joseph Rauscher	Parent of Independent Manager	126	144	10.00%	13	10

Daniel and Joyce Wallach	Member	304	135	9.62%	29	14

Gregory L. Sheldon	Independent Manager	1,035	828	9.50%	98	79

Lamar Sheldon	Parent of Independent Manager	210	274	10.00%	21	27

Kenneth Summers	Independent Manager	235	235	6.83%	16	15

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	208	183	9.31%	19	16

Barbara Harshman	Member	129	129	9.00%	12	11

Kimberly Bedford	Manager	314	314	9.00%	31	31

Thomas Spatola	EVP of Lending Operations	595	595	9.88%	59	59

Scott and Leah Summers	Son of Independent Manager	250	250	6.0%	15	20

Jeffrey Eppinger	5% Member	2,939	2,367	10.50%	309	249

Paula Eppinger	Parent of 5% Member	150	200	10.00%	15	20

Hoskins Group’s Series B Preferred Equity

The Series B Preferred Units were issued to the Hoskins Group through a reduction in a loan issued by the Hoskins Group to the Company. In December 2015, the Hoskins Group agreed to purchase 0.1 Series B Preferred Units for $10,000 at each closing of a lot to a third party in the land securing certain development loans.

During March 2023, the Company redeemed 100% of the outstanding Series B Preferred Units constituting 19 units, at a redemption price of $1,900,000. As of December 31, 2024 and 2023, the Hoskins Group owned a total of $0 and $0 Series B Preferred Units.

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

During 2021, one of our managers purchased one loan from the Company for $405,000. The loan paid off during 2022 and the proceeds were used to purchase another loan for $417,000. The loan was serviced by the company and paid off in 2023.

Affiliate Transaction Policy

Our limited liability company agreement provides that any future transaction involving the Company, and an affiliate must be approved by a majority vote of independent managers not otherwise interested in the transaction upon a determination of such independent managers that the transaction is on terms no less favorable to the Company than could be obtained from an independent third party. An approval pursuant to this policy shall be set forth in the minutes of the Company and shall include a description of the transaction approved. The responsibility for reviewing and approving affiliate transactions has been delegated to the nominating and corporate governance committee of our board of managers, which is comprised entirely of independent managers.

Pursuant to our limited liability company agreement, we must provide the independent managers with access, at our expense, to our legal counsel or independent legal counsel, as needed.

Board of Managers Independence

We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our board of managers be independent. For the purpose of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange (NYSE). Under the NYSE’s definition of independence, Messrs, Summers, Rauscher, and Sheldon each meet the definition of “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2024, HORNE, LLP (“HORNE”) served as our independent registered accounting firm and provided certain other services. HORNE began serving as our independent registered accounting firm in 2023.

Our Audit Committee reviewed the audit services performed by HORNE for 2024 and 2023. The aggregate agreed-upon and billed fees for professional accounting services provided by HORNE, including the audit of our annual consolidated financial statements, for the years ended December 31, 2024 and 2023, are set forth in the table below.

	HORNE 2024	HORNE 2023
Audit Fees	$139,500	$134,500
Audit-Related Fees	$2,000	$2,000
Tax Fees	$—	$—
All Other Fees	$—	$—

For the purposes of the preceding table, the professional fees are classified as follows:

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

All services rendered by HORNE for the year ended December 31, 2024 and 2023, respectively, were pre-approved in accordance with the policies set forth above.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k, filed March 31, 2020, Commission File No. 333-224557

3.6	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K, filed on March 15, 2024, Commission File No. 333-224557

3.7	Amendment No. 4 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on April 22, 2024, Commission File No. 333-224557

4.1	Indenture Agreement (including Form of Note) dated September 16, 2022, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 16, 2022, Commission File No. 333-263759

10.1	Amended, Restated and Consolidated Credit Agreement dated January 27, 2022 by and between Shepherd’s Finance, LLC, Benjamin Marcus Homes, L.L.C., Investor’s Mark Acquisitions, LLC and Mark L. Hoskins, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed on March 10, 2022, Commission File No. 333-224557

10.2	Open-End Mortgage dated December 30, 2011 between Benjamin Marcus Homes, L.L.C. and Shepherd’s Finance, LLC, related to the Hamlets of Springdale, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.3	Open-End Mortgage dated December 30, 2011 between Investor’s Mark Acquisitions, LLC and Shepherd’s Finance, LLC, related to the Tuscany Subdivision, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.4	Commercial Guaranty dated December 30, 2011 by Mark L. Hoskins, Investor’s Mark Acquisitions, LLC, and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.5	Amended and Restated Commercial Pledge Agreement dated December 30, 2011 by Investor’s Mark Acquisitions, LLC and Benjamin Marcus Homes, L.L.C. in favor of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.6	Assignment, Assumption, Amendment, and Restatement of Mortgage dated December 30, 2011 between 84 Financial, L.P., Shepherd’s Finance, LLC, and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.7	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to 2007 Daniel M. Wallach Legacy Trust, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.8	Promissory Note dated December 30, 2011 from Shepherd’s Finance, LLC to Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.9	Commercial Pledge Agreement dated December 30, 2011 by Shepherd’s Finance, LLC in favor of 2007 Daniel M. Wallach Legacy Trust and Daniel M. Wallach and Joyce S. Wallach, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

10.10	Subordination of Mortgage dated September 27, 2013 between Benjamin Marcus Homes, LLC, Shepherd’s Finance, LLC, and United Bank, Inc., incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, Commission File No. 333-181360

10.11	Series B Cumulative Redeemable Preferred Unit Purchase Agreement dated December 31, 2014 between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2015, Commission File No. 333-181360

10.12	Loan Purchase and Sale Agreement dated as of April 28, 2015 between Shepherd’s Finance, LLC and Seven Kings Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2015, Commission File No. 333-181360

10.13	First Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, Inc., dated November 19, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2015, Commission File No. 333-203707

10.14	Series B Cumulative Preferred Unit Purchase Agreement by and between Shepherd’s Finance, LLC and Investor’s Mark Acquisitions, LLC, dated December 28, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015, Commission File No. 333-203707

10.15	Second Amendment to the Loan Purchase and Sale Agreement by and between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of February 19, 2016, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 25, 2016, Commission File No. 333-203707

10.16	Assignment of Mortgage from Shepherd’s Finance, LLC to S.K. Funding, LLC, dated June 30, 2016, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2016, Commission File No. 333-203707

10.17	Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.18	Confirmation Agreement between Shepherd’s Finance, LLC, 1st Financial Bank USA, and Builder Finance, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2017, Commission File No. 333-203707

10.19	Sixth Amendment to the Loan Purchase and Sale Agreement between Shepherd’s Finance, LLC and S.K. Funding, LLC, dated as of July 24, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2017, Commission File No. 333-203707

10.20	Line of Credit Agreement between Shepherd’s Finance, LLC and Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.21	Collateral Assignment of Notes and Documents from Shepherd’s Finance, LLC to Paul Swanson, dated as of October 23, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2017, Commission File No. 333-203707

10.22	Master Loan Modification Agreement between Shepherd’s Finance, LLC and Paul Swanson effective as of April 11, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.23	Secured Promissory Note from Shepherd’s Finance, LLC to Paul Swanson dated as of October 23, 2017 and April 12, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 18, 2018, Commission File No. 333-203707

10.24	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and Daniel M. Wallach and Joyce S. Wallach, dated June 14, 2018, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.25	First Amendment to Promissory Note by and among Shepherd’s Finance, LLC and 2007 Daniel M. Wallach Legacy Trust, dated June 14, 2018, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2018, filed on August 9, 2018, Commission File No. 333-203707

10.26	Loan Modification Agreement by and between Shepherd’s Finance, LLC and Paul Swanson, dated as of December 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 2, 2019, Commission File No. 333-203707

10.27	Loan Agreement by and between Shepherd’s Finance, LLC and LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.28	Note from Shepherd’s Finance, LLC in favor of LCA Bank Corporation, dated May 5, 2020, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2020, filed on May 11, 2020, Commission File No. 333-224557

10.29	Loan Agreement dated February 5, 2021 by and between the Registrant and LCA Bank Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

10.30	Promissory Note dated February 5, 2021 from the Company in favor of LCA Bank Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2021, Commission File No. 333-224557

10.31	Membership Interest Purchase Agreement, dated February 15, 2024, by and among Shepherd’s Finance, LLC, and Mark L. Hoskins and Barrett Hoskins, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 21, 2024, Commission File No. 333-224557

10.32	Option Agreement, dated February 15, 2024, by and among 339 Justabout Land Co., LLC and Benjamin Marcus Homes. L.L.C., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 21, 2024, Commission File No. 333-224557

10.33	Management Services Agreement, dated February 15, 2024, by and among 339 Justabout Land Co., LLC and Benjamin Marcus Homes. L.L.C., incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 21, 2024, Commission File No. 333-224557

21.1*	Subsidiaries of Shepherd’s Finance, LLC, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2021, filed on March 10, 2022, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Schema Document

101.CAL**	Inline XBRL Calculation Linkbase Document

101.DEF**	Inline XBRL Definition Linkbase Document

101.LAB**	Inline XBRL Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

104*	Inline XBRL Cover Page Interactive Data File

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: March 19, 2025	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	March 19, 2025
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Leslie	Chief Financial Officer	March 19, 2025
Catherine Leslie	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	March 19, 2025
Kenneth R. Summers

/s/ Eric A. Rauscher	Manager	March 19, 2025
Eric A. Rauscher

/s/ Gregory L. Sheldon	Manager	March 19, 2025
Gregory L. Sheldon

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2024 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Managers of Shepherd’s Finance, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Brentwood, Tennessee

March 19, 2025

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(in thousands of dollars)	2024	2023

Assets
Cash and cash equivalents	$3,347	$3,522
Accrued interest receivable	844	1,171
Loans receivable, net	48,387	58,130
Real estate investments	13,529	435
Foreclosed assets, net	1,356	130
Premises and equipment	805	828
Other assets	1,095	618
Total assets	$69,363	$64,834
Liabilities, Preferred Equity, and Members’ Capital
Customer interest escrow	$353	$292
Accounts payable and accrued expenses	768	609
Accrued interest payable	3,280	3,861
Notes payable secured, net of deferred financing costs	21,102	21,519
Notes payable unsecured, net of deferred financing costs	35,213	31,786
Deferred revenue – real estate investments	74	-
Total liabilities	$60,790	$58,067

Commitments and Contingencies (Note 14)

Preferred Equity
Series C preferred equity	$-	$4,773

Members’ Capital
Series C preferred equity	6,430	-
Class A common equity	2,143	1,994
Members’ capital	$8,573	$1,994

Total liabilities, preferred equity and members’ capital	$69,363	$64,834

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

(in thousands of dollars)	2024	2023

Net Interest and Fee Income
Interest and fee income on loans	$10,198	$11,554
Interest expense:
Interest related to secured borrowings	1,297	2,263
Interest related to unsecured borrowings	3,564	3,261
Interest expense	$4,861	$5,524

Net interest and fee income	5,337	6,030

Less: Provision for credit losses	762	737
Net interest and fee income after provision for credit losses	4,575	5,293

Non-Interest Income
Gain on foreclosed assets	$–	$8
Gain on sale of real estate investments	–	10
Revenue from the sale of land parcels	2,998	–
Option fee income	816
Other income	82	80
Total non-interest income	$3,896	$98

Income before non-interest expense	8,471	5,391

Non-Interest Expense
Selling, general and administrative	$3,061	$2,696
Depreciation and amortization	80	81
Loss on foreclosed assets	595	36
Cost of land parcels sold	2,998	–
Total non-interest expense	$6,734	$2,813

Net income	$1,737	$2,578

Net income attributable to preferred equity holders	702	584

Net income attributable to common equity holders	$1,035	$1,994

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2024 and 2023

(in thousands of dollars)	Series B Preferred Equity	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2023	$1,900	$–	$180	$2,080
Cumulative effect of CECL adoption as of January 1, 2023	–	–	(178)	(178)
Net income attributable to Common A equity	–	–	1,991	1,991
Contributions from Common A equity	–	–	1,460	1,460
Distributions to Common A equity	–	–	(1,286)	(1,286)
Distributions to Series B preferred equity	(1,900)	–	–	(1,900)
Repurchase of Common A equity units	–	–	(180)	(180)
Issuance of Common A equity units	–	–	7	7
December 31, 2023	$–	$–	$1,994	$1,994
Net income attributable to Common A equity	–	–	1,035	1,035
Net income attributable to Series C equity	–	702	–	702
Contributions from Series C equity	–	1,200	–	1,200
Conversion of Series C equity	–	4,773	–	4,773
Distributions to Series C equity	–	(245)	–	(245)
Distributions to Class A equity	–	–	(906)	(906)
Issuance of Common A equity units	–	–	20	20
December 31, 2024	$–	$6,430	$2,143	$8,573

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

(in thousands of dollars)	2024	2023

Cash flows from operations
Net income	$1,737	$2,578
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	204	235
Provision for credit losses	762	737
Change in loan origination fees, net	(396)	456
Depreciation and amortization	80	81
Gain on foreclosed assets, net	–	(8)
Loss on foreclosed assets	595	36
Gain on sale of real estate investments	–	(10)
Proceeds from the sale of real estate investments	2,998	2,131
Deferred revenue – real estate investments	74	–
Issuance of common A equity units for employee compensation	20	7
Net change in operating assets and liabilities:
Other assets	(534)	187
Accrued interest receivable	327	(501)
Customer interest escrow	61	(521)
Accrued interest payable	392	1,834
Accounts payable and accrued expenses	159	(41)

Net cash provided by operating activities	6,479	7,201

Cash flows from investing activities
Loan originations and principal collections, net	949	(2,851)
Additions for construction in foreclosed assets	(507)	(125)
Additions for construction in real estate investments	(4,432)	(1,896)
Investment in real estate assets	(330)	–
Proceeds from sale of foreclosed assets	992	1,549
Acquisition of 339, net of cash acquired	(2,996)	–

Net cash used in investing activities	(6,324)	(3,323)

Cash flows from financing activities
Contributions from common A equity holders	–	1,460
Contributions from preferred C equity holders	1,200	–
Distributions to preferred B equity holders	–	(1,900)
Distributions to preferred C equity holders	(245)	(1,539)
Distributions to common equity holders	(906)	(1,286)
Proceeds from secured note payable	9,637	13,630
Repayments of secured note payable	(13,049)	(14,542)
Proceeds from unsecured notes payable	17,342	3,315
Redemptions/repayments of unsecured notes payable	(14,188)	(3,406)
Repurchase of common A equity units	–	(180)
Deferred financing costs paid	(121)	(104)

Net cash used in financing activities	(330)	(4,552)

Net change in cash, cash equivalents and restricted cash	(175)	(674)

Cash, cash equivalents and restricted cash
Beginning of period	3,522	4,196
End of period	$3,347	$3,522

Supplemental disclosure of cash flow information
Cash paid for interest	$4,280	$6,464

Non-cash investing and financing activities
Earned by Series B preferred equity holders and distributed to customer interest escrow	$–	$47
Foreclosed assets transferred from loans receivable, net	$2,306	$–
Secured and unsecured notes payable transfers	$1,209	$777
Accrued interest payable transferred to unsecured notes payable	$1,435	$894

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of two consolidating subsidiaries, Shepherd’s Stable Investments, LLC and 339 Justabout Land Company, LLC. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders (in 20 states as of December 31, 2024) to:

●	construct single family homes,

●	develop undeveloped land into residential building lots, and

●	purchase and improve for sale older homes.

In addition, the Company develops property which is subdivided into two parcels. One parcel is being developed into lots and are available for home construction and the other parcel will be developed into a second phase of lots, which should be available for construction early next year.

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

Operating Segments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on operating income, net income and operating cash flows. Segments are identified and aggregated based on products sold or services provided. Based on these factors, we have determined that the Company’s operations are in two segments, commercial lending and the development of land parcels.

Revenue Recognition

Interest income generally is recognized on an accrual basis. The accrual of interest is generally discontinued on all loans past due 90 days or more. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through liquidation of collateral. Interest received on nonaccrual loans is applied against principal. Interest on accruing impaired loans is recognized if such loans do not meet the criteria for nonaccrual status. Our construction loans charge a fee on the amount that we commit to lend, which is amortized over the expected life of each of those loans.

The Company records revenue when control of the promised services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. Our performance obligations to customers are primarily satisfied over time as the services are performed and provided to the customer.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $82 and $40 for the years ended December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents

Management considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash account in a deposit account which, at times, may exceed federally insured limits. The Company monitors this bank account and does not expect to incur any losses from such an account.

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

A loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due. In addition, a loan may be placed on nonaccrual at any other time management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing. A loan may remain in accrual status if it is in the process of collection or well-secured (i.e., the loan has sufficient collateral value). Loans are restored to accrual status when the obligation becomes current or has been performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

A loan is individually evaluated for impairment when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Individually evaluated loans, or portions thereof, are charged off when deemed uncollectible. Once a loan is 90 days past due, management begins a workout plan with the borrower or commences its foreclosure process on the collateral.

Allowance for Credit Losses

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, the modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C define the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

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

Bank statements received from the borrower are entered by the loan processors at the time of the initial application or annual credit renewal. The Company’s Loan Administration System (“LAS”) automatically calculates the grading points given for cash based on the borrower’s approval limits and calculated cash ending and average balances.

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

Borrower’s credit rankings do change over time based on new information obtained when available.

The CECL calculation for credit loss is performed using the following for the quantitative portion of the analysis:

1.	Commitment value which is obtained when the loan originates;
2.	Historical Originations by Ranking Bucket which is the sum of the Commitment Value obtained when the loan is closed; and
3.	Losses by Ranking Bucket which are expensed for loans not within foreclosure since 2018.

The Loan Committee reviews ongoing activity regarding loans, to include discussion regarding any changes in the reserve and charge-offs. These meetings are documented within the related Board of Managers minutes.

Individually Evaluated Loans

A loan is individually evaluated when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.

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

Deferred Financing Costs, Net

Deferred financing costs consist of certain costs associated with financing activities related to the issuance of debt securities (deferred financing costs). These costs consist primarily of professional fees incurred related to the transactions. Deferred financing costs are amortized into interest expense over the life of the related debt. The deferred financing costs are reflected in a reduction in the unsecured notes offering liability.

Interest Capitalization

The Company capitalizes interest costs incurred during the construction of qualifying assets, such as real estate development projects, when the construction period extends beyond one year and the expenditures for the asset are significant.

Interest is capitalized based on the weighted average cost of funds, which reflects the blended interest rate of the Company’s outstanding borrowings, including both specific project-related debt, if any, and general corporate borrowings. The weighted average interest rate is determined monthly or whenever there is a significant change in the Company’s debt structure. Capitalization of interest commences when expenditures for the asset have been made, activities necessary to prepare the asset for its intended use are in progress, and interest costs are being incurred. Capitalization ceases when the asset is substantially complete and ready for its intended use, or when construction activities are suspended for an extended period.

Interest expense that is not capitalized is recognized in the statement of operations as incurred.

For the year ended December 31, 2024 and 2023, the Company applied a COF rate of 11.48% and 11.28%, respectively, reflecting the estimated cost of internally funded capital.

Income Taxes

The entities included in the consolidated financial statements are organized as pass-through entities under the Internal Revenue Code. As such, taxes are the responsibility of the members. Other significant taxes for which the Company is liable are recorded on an accrual basis.

The Company applies FASB ASC 740, Income Taxes (ASC 740). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements and requires the evaluation of tax positions taken or expected to be taken while preparing the Company’s consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to income tax at the LLC level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the appropriate period. Management concluded that there are no uncertain tax positions that should be recognized in the consolidated financial statements.

The Company’s policy is to record interest and penalties related to taxes in interest expense on the consolidated statements of operations. There have been no significant interest or penalties assessed or paid.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements and disclosures to conform to the current period’s presentation.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. As of December 31, 2024, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2024		December 31, 2023
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	20%	Pittsburgh, PA	29%
Second highest concentration risk	Orlando, FL	4%	Cape Coral, FL	7%
Third highest concentration risk	Greenville, SC	3%	Orlando, FL	6%

Recent Accounting Pronouncements

Effective January 1, 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, issued by the Financial Accounting Standards Board (FASB) in November 2023. This update enhances segment reporting by requiring additional disclosures regarding significant segment expenses, the measures used to assess segment performance, and greater consistency in interim reporting. The Company’s segment disclosures include information on key segment revenues, significant expenses, and profitability measures used by management. The adoption of this standard did not impact the Company’s consolidated financial position, results of operations, or cash flows but has resulted in enhanced segment-level disclosures. Because the Company is presenting segment information for the first time, prior-period financial statements have not been restated, as no segment disclosures were previously provided. This guidance did not have a material impact on the Company’s consolidated financial statements.

3. Acquisition

Acquisition of 339 Justabout Land Co., LLC

Effective February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt.

The property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction early next year (collectively the “339 Lots”).

We charge an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company is deferring the revenue related to the option fee over twelve months. As of December 31, 2024, deferred revenue, real estate investment was $74.

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

The allocation presented above is based upon management’s estimate of fair values using valuation techniques including appraisals and purchase contracts, as well as estimating completion costs and future interest costs. In estimating the fair value of the identifiable acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows and estimated discount rates. Except for real estate assets, all assets and liabilities are estimated at their historical carrying values, which approximates fair value.

4. Fair Value

Utilizing ASC 820, the Company has established a framework for measuring fair value under U.S. GAAP using a hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Three levels of input are used to measure fair value, as follows:

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

Fair Value Measurements of Non-Financial Instruments on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment. The fair values of individually evaluated loans with specific allocations of the allowance for credit losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell. Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals minus selling costs.

Individually Evaluated Loans

The appraisals used to establish the value of individually evaluated loans are based on similar properties at similar times; however, due to the differences in time and properties, the individually evaluated loans are classified as Level 3. There were 21 and 17 individually evaluated loan assets as of December 31, 2024 and December 31, 2023, respectively.

Foreclosed Assets

Foreclosed assets (upon initial recognition or subsequent impairment) are measured at fair value on a non-recurring basis.

Foreclosed assets, upon initial recognition, are measured and reported at fair value minus cost to sell. Each reporting period, the Company remeasures the fair value of its significant foreclosed assets. Fair value is based upon independent market prices, appraised values of the foreclosed assets or management’s estimates of value, which the Company classifies as a Level 3 evaluation.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2024 and 2023:

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2024		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,356	$1,356	$–	$–	$1,356
Individually evaluated loans, net	4,313	4,313	–	–	4,313
Total	$5,669	$5,669	$–	$–	$5,669

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2023		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$130	$130	$–	$–	$130
Impaired loans due to COVID-19, net	82	82	–	–	82
Individually evaluated loans, net	5,393	5,393	–	–	5,393
Total	$5,605	$5,605	$–	$–	$5,605

Fair Value of Financial Instruments

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2024 and 2023. The interest on our Notes Program is paid to our Note holders either monthly or at the end of their investment, compounded monthly. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

	December 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,347	$3,347	$3,522	$3,522
Loans receivable, net	48,387	48,387	58,130	58,130
Accrued interest on loans	844	844	1,171	1,171
Financial Liabilities
Customer interest escrow	353	353	292	292
Notes payable secured, net	21,102	21,102	21,519	21,519
Notes payable unsecured, net	35,213	35,213	31,786	31,786
Accrued interest payable	3,280	3,280	3,861	3,861

5. Segment Reporting

During February 2024, the Company completed its acquisition of 339 and the property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction and the other parcel will be developed into a second phase of lots which should be available for construction early next year.

The addition of the Company’s real estate investment added a new segment; therefore as of December 31, 2024 the Company will operate within two principal business segments: Shepherd’s Finance and 339 and once consolidated the Company reports as Shepherd’s Finance, LLC. Shepherd’s Finance was the one principal business segment as of December 31, 2023. Revenues from Shepherd’s Finance consist primarily of interest and fee income earned on loans. 339’s revenues are primarily related to the sale of land parcels and option fee income. The Company has no other segments.

Our CEO assesses segment performance using operating income as well as comparing capital expenditures, sales prices, sales rates, and development timing to a plan that was created prior to purchase. For 339, we are intending to develop 62 lots, of which 38 are already developed. Of those 38, none were sold as of December 31, 2024. In addition, as of December 31, 2024, we invested a total of $14,975, anticipating another $3,400 in capital expenditures, and relieved the total investment of $2,998 through sales. We recognized $816 in option fee income. We anticipate a majority of the remaining 38 lots will sale during 2025, with the remaining 24 undeveloped lots will be under development or completed by the end of 2025.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment sales a different product.

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements as of December 31, 2024 are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the Year Ended December 12/31/2024

(in thousands of dollars)	339 Justabouot Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$10,198	$10,198
Interest expense:
Interest related to secure borrowings	–	1,297	1,297
Interest related to unsecured borrowings	–	3,564	3,564
Interest expense	$–	$4,861	$4,861

Net interest and fee income	–	5,337	5,337

Less: Provision for credit losses	–	762	762
Net interest and fee income after provision for credit losses	–	4,575	4,575

Non-Interest Income
Gain on foreclosed assets	$–	$–	$–
Revenue from the sale of land parcels	2,998	–	2,998
Option fee income	816	–	816
Other income	–	82	82
Total non-interest income	$3,814	$82	$3,896

Income before non-interest expense	3,814	4,657	8,471

Non-Interest Expense
Selling, general and administrative	$–	$3,061	$3,061
Depreciation and amortization	–	80	80
Loss on foreclosed assets	–	595	595
Cost of land parcels sold	2,998	–	2,998
Total non-interest expense	$2,998	$3,736	$6,734

Net Income	$816	$921	$1,737

Net income attributable to preferred equity holders	$–	$–	$702

Net income attributable to common equity holders	$–	$–	$1,035

Reconciliation of total assets:

(in thousands of dollars)	339 Justabouot Land Company, LLC	Shepherds Finance, LLC	Elimination	Total

Total assets as of December 31, 2024	$11,977	$57,386	$–	$69,363

6. Real Estate Investment Assets

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

The property has since been subdivided into two parcels. One parcel is being developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction early next year (collectively the “339 Lots”).

We charge an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company is deferring the revenue related to the option fee over twelve months. As of December 31, 2024, deferred revenue, real estate investment was $74.

During the year ended December 31, 2024, BMH purchased nine lots from 339 for both revenue and cost of land parcels sold of $2,998 which is included within non-interest income and non-interest expense, respectively, on the consolidated statements of operations. No gains or losses were recognized in the lot sales. We are capitalizing interest related to the cost of this investment which is included in the asset when we sell lots.

The total expected selling price of the 339 Lots is approximately $18,500 and the gross purchase price was $3,892 (the “Purchase Price”) and the development loan reclassed from loan receivables net to real estate investments of $6,122. BMH immediately repaid an intercompany debt to 339 of $892, which in turn was returned to the Company, leaving the net investment at $3,000. We purchased 339 subject to the debt owed by 339, which included a first position development loan from the Company, and two subordinate financings from lenders outside of the Company.

During September 2024, the Company invested in a minority non-controlling interest in one of our borrowers, DBL Capital Real Estate Fund 1, LLC (“DBL”) for $330. The investment is to develop six empty lots into houses and the Company is expected to receive a return.

The following table is a roll forward of real estate investment assets:

	December 31, 2024	December 31, 2023

Beginning balance	$435	$660
Additions from 339 acquisition	11,330	–
Gain on sale of real estate investments	–	10
Investments in real estate assets	330	–
Proceeds from the sale of real estate investments	(2,998)	(2,131)
Additions for construction/development	4,432	1,896
Ending balance	$13,529	$435

Capitalized Interest Activity

The following table is capitalized interest for real estate investment assets:

	December 31, 2024	December 31, 2023

Capitalized interest	$1,143	$11
Cost of funds	11.48%	11.28%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

7. Loans Receivables, net

Financing receivables are comprised of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Loans receivable, gross	$51,138	$61,293
Less: Deferred loan fees	(1,273)	(1,772)
Less: Deposits	(867)	(1,056)
Plus: Deferred origination costs	257	360
Less: Allowance for credit losses	(868)	(695)
Loans receivable, net	$48,387	$58,130

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2024, we have 61 borrowers, all of whom borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 70% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 2.5% above our cost of funds. In addition, we charge a 5% loan fee, and our cost of funds was 11.49% as of December 31, 2024.

Our loans are demand loans and most have a deposit from the builder during construction to help offset the risk of partially built homes, and some have an interest escrow to offset payment of monthly interest risk.

The following is a summary of the loan portfolio to builders for home construction loans as of December 31, 2024 and 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2024	20	59	177	$99,462	$67,391	$48,004	68	%(3)	5%
2023	20	62	225	$117,169	$75,300	$51,788	64	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2024 and 2023:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
2024	5	6	6	$7,459	$6,262	$3,134	42	%(3)	varies
2023	6	9	11	$23,873	$11,256	$9,505	40	%(3)	varies

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of loan receivables, net of both construction and development loans:

	December 31, 2024	December 31, 2023

Beginning balance	$58,130	$56,650
Originations and modifications	40,728	58,216
Principal collections	(48,578)	(57,895)
Transferred from loans receivables, net	(2,306)	-
Change in builder deposit	190	(217)
Change in allowance for credit losses	(173)	1,832
Change in loan fees, net	396	(456)

Ending balance	$48,387	$58,130

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

Based on the Company’s size, complexity and historical data the aggregate method or loss-rate method was selected to estimate expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, a modified open pool approach was used which utilizes our borrowers’ credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B and C and Unsecured for both construction and development loans where A and C define the highest and lowest scores, respectively. Unsecured loans in our portfolio do not hold underlying collateral.

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

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$39,277	$55,872	$215
B Credit Risk	2,817	3,883	38
C Credit Risk	939	1,851	25

Development Loans Collectively Evaluated:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	-
C Credit Risk	489	487	18

Unsecured Nonaccrual Loans Individually Evaluated:	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated:	$4,971	$5,785	$658

ACL Unfunded Commitments:	–	–	(88)

Total	$51,138	$73,653	$868

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2023.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,252	$59,075	$211
B Credit Risk	5,718	10,339	32
C Credit Risk	–	–	–

Development Loans Collectively Evaluated:
A Credit Risk	$8,787	$9,793	$5
B Credit Risk	172	511	–
C Credit Risk	452	454	10

Unsecured Nonaccrual Loans Individually Evaluated	$86	$81	$86

Secured Nonaccrual Loans Individually Evaluated:	$5,826	$6,303	$351

ACL Unfunded Commitments	–	–	–

Total	$61,293	$86,556	$695

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated:	$–	$–	$–

Secured Nonaccrual Loans Individually Evaluated:	$1,427	$3,544	$–

Total	$1,427	$3,544	$–

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2023:

	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Unsecured Nonaccrual Loans Individually Evaluated:	$–	$86	$–

Secured Nonaccrual Loans Individually Evaluated:	$2,495	$3,331	$–

Total	$2,495	$3,417	$–

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is completed by less than 90% the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price, use currently valid sales contracts on the subject property, or representative recent actual closings by the builder on similar properties may be used in place of a BOV.

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

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$41,763	$41,763	$–	$–	$–	$–
B Credit Risk	2,977	2,977	–	–	–	–
C Credit Risk	1,428	1,428	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	4,476	–	–	1,057	–	3,419

Nonaccrual Loans
Unsecured Loans	–	–	–	–	–	–
Secured Loans	494	–	–	–	–	494
Total	$51,138	$46,168	$–	$1,057	$–	$3,913

The following is an aging of our gross loan portfolio as of December 31, 2023:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$49,039	$49,039	$–	$–	$–	$–
B Credit Risk	5,890	5,890	–	–	–	–
C Credit Risk	452	452	–	–	–	–

Forbearance Loans
Secured Nonaccrual Loans	–	–	–	–	–	–

Nonaccrual Loans
Unsecured Loans	86	–	–	–	–	86
Secured Loans	5,826	–	881	1,497	1,641	1,807
Total	$61,293	$55,381	$881	$1,497	$1,641	$1,893

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

Below is an aging schedule of loans receivable as of December 31, 2023, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4%
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

Below is an ageing schedule of loans receivable as of December 31, 2023, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	219	$55,381	90.4%
60-89 days	3	881	1.4%
90-179 days	3	1,497	2.4
180-269 days	4	1,641	2.7%
>270 days	7	1,893	3.1%

Subtotal	236	$61,293	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	236	$61,293	100.0%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses as of December 31, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	454	52	506
Recoveries	–	–	–	–	–	–	–	(6)	(6)
Provision for credit losses funded	2	(15)	(13)	4	–	(8)	(761)	40	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses unfunded	(6)	9	(12)	(1)	–	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)

The following table provides a roll forward of the allowance for credit losses as of December 31,2023:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
December 31, 2022	$(174)	$(66)	$(9)	$(37)	$(2)	$(7)	$(247)	$(1,985)	$(2,527)

Impact of the adoption of ASC 326	(33)	(1)	(12)	35	2	(30)	–	(139)	(178)
Charge-offs	–	–	–	–	–	–	132	2,610	2,742
Reduction in ACL for loan participations	5	–	–	–	–	–	–	–	5
Provision for credit losses	(9)	35	21	(3)	–	27	(236)	(572)	(737)

December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $22,515 and $25,263 as of December 31, 2024 and December 31, 2023, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rate and the total gross loan value for loans in our portfolio. As of December 31, 2024, the ACL for unfunded commitments was $88. In addition, as of December 31, 2024, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

8. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Beginning balance	$130	$1,582
Transferred from loans receivables, net	2,306	–
Investments in foreclosed assets	507	125
Sale proceeds	(992)	(1,549)
Gain on foreclosed assets	–	8
Loss on foreclosed assets	(595)	(36)
Ending balance	$1,356	$130

9. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2024	December 31, 2023
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$20,359	$21,196
Secured line of credit from affiliates	2	743	326
Unsecured line of credit (senior)	3	750	1,160
Other unsecured debt (senior subordinated)	4	1,812	1,094
Unsecured Notes through our public offering, gross	5	19,968	20,854
Other unsecured debt (subordinated)	5	11,707	8,006
Other unsecured debt (junior subordinated)	6	1,126	907
Less deferred financing fees		(150)	(238)

Total		$56,315	$53,305

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2025	$33,642	$6,736	$6,154	$20,752
2026	3,809	1,618	2,191	–
2027	6,561	5,790	771	–
2028	9,253	5,824	3,079	350
2029	3,200	–	3,200	–
2030 and thereafter	–	–	–	–
Total	$56,465	$19,968	$15,395	$21,102

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

In July 2022, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Twelfth Amendment was to allow S.K. Funding to purchase a portion of loans sold to one borrower in Pennsylvania.

The timing of the Company’s principal and interest payments to S.K. Funding under the Twelfth Amendment, and S.K. Funding’s obligation to fund the loans in Pennsylvania vary depending on the total principal amount of the Pennsylvania Loans outstanding at any time, as follows:

●	If the total principal amount exceeds $3,000. In addition, up to $400 may be unsecured on the Twelfth Amendment loans at any time.
●	The interest rate accruing to S.K. Funding for both the Secured and Unsecured portion of the Twelfth Amendment is 10.0% and 9.5%, accordingly and calculated on a 365/366-day basis.

In October of 2023, we entered the Thirteenth Amendment (the “Thirteenth Amendment”) to our Loan Purchase and Sale Agreement with S.K. Funding. The purpose of the Thirteenth Amendment was to sell participating interests in a few of our loans with our largest customer. These sales are different than all of our other loan participations in that the buyer is not in a preferred risk position, and as such, the portions of the loans sold are treated as an actual loan sale. The balance of the portion sold is removed from our balance sheet. The interest on the portion sold is not reflected on our statement of operations, and there is no interest cost or loan loss related to the sold portion on our statement of operations. The fee we earn on these loans for origination and servicing is recognized over the expected life of the loan in the same way as all of our other loans.

Pursuant to the Thirteenth Amendment, the aggregate amount of the S.K. Funding’s commitment, either funded or unfunded, under certain loans purchased by S.K. Funding covered by the Thirteenth Amendment (the “Loans”) was increased to $1,650. As of the effective date of the Thirteenth Amendment, S.K. Funding has funded $1,400 and agreed to fund an additional $250 upon notice from us that such additional amount is desired to fund the Loans. In addition, the amount of the portion of any Loan purchased by S.K. Funding was adjusted to the lesser of (i) 45% of our approved appraised value or a third-party sales price if the collateral property is under agreement for sale, as applicable, and (ii) 50% of the maximum principal of the loan after deducting the loan fee. The interest rate for the Loans is the lessor of the (i) the interest rate on such Loan or (ii) 14%, calculated on a 365/366 day basis. For such amounts of the Loan amount that are unsecured, the interest rate for such amounts is 9.5%, calculated on a 365/366 day basis. The loan receivables gross principal balance of the sold portion of the Loans as of December 31, 2024 was $1,400.

The term of the Thirteenth Amendment and S.K. Funding’s participation in the Loans, shall be through the repayment of the last Loan participated in by S.K. Funding pursuant to the terms of the Thirteenth Amendment.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

During June 2018, we entered the First Amendment to the line of credit with our Chief Executive Officer and his wife (the “Wallach LOC”) which modified the interest rate on the Wallach LOC to generally equal the prime rate plus 3%. The interest rate for the Wallach LOC was 10.5% and 11.50% as of December 31, 2024 and 2023, respectfully. As of December 31, 2024, and 2023, the outstanding amount pursuant to the Wallach LOC was $743 and $160, respectively. For the years ended December 31, 2024 and 2023, interest expense was $35 and $18, respectively. The maximum amount outstanding on the Wallach LOC is $1,250 and the loan is a demand loan.

During June 2018, we also entered the First Amendment to the line of credit with the 2007 Daniel M. Wallach Legacy Trust, which is our CEO’s trust (the “Wallach Trust LOC”) which modified the interest rate on the Wallach Trust LOC to generally equal the prime rate plus 3%. The interest rate for this borrowing was 10.50% and 11.50% as of December 31, 2024 and 2023. As of December 31, 2024, and 2023, the outstanding amount pursuant to the Wallach Trust LOC was $0 and $166, respectively. For the years ended December 31, 2024 and 2023, interest expense was $16 and $20, respectively. The maximum amount outstanding on the Wallach Trust LOC is $250 and the loan is a demand loan.

Line of Credit with William Myrick

During June 2018, we entered into a line of credit agreement (the “Myrick LOC Agreement”) with our Partner (“Partner”), William Myrick. Pursuant to the Myrick LOC Agreement, Mr. Myrick provides us with a line of credit (the “Myrick LOC”) with the following terms:

●	Principal not to exceed $1,000;
●	Secured by a lien against all our assets;
●	Cost of funds to us of prime plus 3%; and
●	Due upon demand.

As of December 31, 2024 and 2023, the amounts outstanding pursuant to the Myrick LOC were $0 for both the years ended December 31, 2024 and 2023, interest expense was $0.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2025; however, will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2024 and 2023, the outstanding amount pursuant to the Shuman LOC was $125. Interest expense was $13 for both years ended December 31, 2024 and 2023, respectively.

Line of Credit with Judith Swanson

During December 2021, the Swanson Line of Credit (“Swanson LOC”) was assigned to Judith Swanson (“Judith Swanson LOC”), as trustee of a trust. Pursuant to the Swanson Modification Agreement, the Judith Swanson LOC provides us with a revolving line of credit with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 8.25%; and
●	Due in July 2025; however, will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Judith Swanson LOC was fully borrowed on the secured and unsecured portion of the line of credit as of December 31, 2024 and 2023. In addition, the secured balance on the Judith Swanson LOC was $6,000 and $5,164, as of December 31, 2024 and 2023, respectively. Interest expense was $640 and $556 for the years December 31, 2024 and 2023, respectively.

New Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “New LOC Agreements”). Pursuant to the New LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us between 9.00% and 10.00%; and
●	Terms generally allow the lenders to give one month’s notice after which the principal balance of a New LOC Agreement will be reduced to a zero over the next six months.

The total balance of the New LOC Agreements was $2,965 and $3,066 as of December 31, 2024 and 2023, respectively. Interest expense was $296 and $230 for the year ended December 31, 2024 and 2023, respectively.

Hanna Holdings, Inc. Loan

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal.

As of December 31, 2024, the Loan with Hanna Holdings, Inc. was $350 compared to $1,250 as of the 339 Acquisition date.

Mortgage Payable

During January 2018, we entered a commercial mortgage on our office building with the following terms:

●	Principal not to exceed $660;
●	Interest rate was 5.07% per annum until it increased 1.53% to 6.60% in January 2023 and is based on a year of 360 days; and
●	Due in January 2033.

During November 2024, we paid off the mortgage on our office building. The principal amount at payoff was $559. In addition, interest expense during the years ended December 31, 2024 and 2023 was $37 and $39, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	December 31, 2024		December 31, 2023
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,485	$4,418	$7,615	$5,770
S.K. Funding	8,229	6,500	7,358	6,500

Lender
Shuman	236	125	358	125
Jeff Eppinger	4,028	1,500	3,496	1,500
R. Scott Summers	1,361	903	2,177	1,003
John C. Solomon	649	563	598	563
Judith Swanson	10,626	6,000	10,038	5,164

Total	$32,614	$20,009	$31,640	$20,625

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of December 31, 2024 and December 31, 2023 was 9.09% and 9.01%, respectively, not including the amortization of deferred financing costs.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. Our fourth public offering, which was declared effective on September 16, 2022, includes a mandatory early redemption option on all Notes, provided that the proceeds are reinvested. In our historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third public note offering had a mandatory early redemption option, subject to certain conditions.

The following table is a roll forward of our Notes Program:

	December 31, 2024	December 31, 2023

Gross notes outstanding, beginning of period	$20,854	$21,576
Notes issued	5,257	1,353
Note repayments / redemptions	(6,143)	(2,075)

Gross notes outstanding, end of period	19,968	20,854

Less deferred financing costs, net	(150)	(235)

Notes outstanding, net	$19,818	$20,619

The following is a roll forward of deferred financing costs:

	December 31, 2024	December 31, 2023

Deferred financing costs, beginning balance	$939	$835
Additions	121	103
Deferred financing costs, ending balance	$1,060	$939
Less accumulated amortization	(910)	(703)
Deferred financing costs, net	$150	$235

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2024	December 31, 2023

Accumulated amortization, beginning balance	$703	$468
Additions	207	235
Accumulated amortization, ending balance	$910	$703

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	December 31, 2024	December 31, 2023
Unsecured Note with Seven Kings Holdings, Inc. Senior Subordinated	Demand(2)	9.5%	$–	$410
Unsecured Line of Credit from Judith Swanson	October 2024	10.0%	1,000	1,836
Unsecured Line of Credit from Judith Swanson	April 2025	10.0%	500	-
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2025	10.0%	750	750
Subordinated Promissory Note	April 2024	10.0%	–	100
Subordinated Promissory Note	February 2025	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	February 2024	11.0%	–	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	-
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	October 2024	10.0%	–	700
Subordinated Promissory Note	December 2024	10.0%	–	100
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Senior Subordinated Promissory Note	March 2026(3)	8.0%	–	374
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(4)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(4)	20.0%	460	460
Senior Subordinated Promissory Note	October 2024(4)	1.0%	–	720
Senior Subordinated Promissory Note	October 2028(4)	1.0%	1,072	–
Junior Subordinated Promissory Note	October 2024(4)	20.0%	–	447
Junior Subordinated Promissory Note	October 2028(4)	20.0%	666	–
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	April 2024	10.0%	–	750
Subordinated Promissory Note	May 2027	10.0%	97	98
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	–
Subordinated Promissory Note	April 2028	10.0%	149	–
Subordinated Promissory Note	April 2029	11.0%	2,000	–
Subordinated Promissory Note	January 2025	11.0%	1,007	–
Subordinated Promissory Note	October 2027	8.50%	200	–
Subordinated Promissory Note	October 2028	10.0%	1,043	–
Subordinated Promissory Note	December 2028	10.0%	149	–
Subordinated Promissory Note	Varies (5)	Prime+1.5%	700	–
			$15,395	$11,167

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Due six months after lender gives notice.

(3)	The Lender may require us to repay $20 of principal and all unpaid interest with 10 days’ notice.

(4)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(5)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

10. Customer Interest Escrow

Below is a roll forward of interest escrow:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Beginning balance	$292	$766
Preferred equity dividends	–	47
Additions from Pennsylvania loans	907	654
Additions from other loans	701	538
Interest, fees, principal or repaid to borrower	(1,547)	(1,713)
Ending balance	$353	$292

11. Series C Preferred Equity

On April 19, 2024, the Company entered into Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement (“Fourth Amendment”) with an effective date of March 31, 2024, to effect a 100-for-1 unit split of its Series C cumulative preferred units (“Series C Preferred Units”) that became effective March 31, 2024. As a result of the split, every Series C Preferred Unit, issued and outstanding immediately prior to March 31, 2024, will automatically be reclassified (without any further act) into one hundred Series C Preferred Units.

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

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital. The Company’s redeemable Series C preferred equity was $4,773 as of December 31, 2023, and the Company’s Series C preferred equity was $6,430 as of December 31, 2024.

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value will be made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	December 31, 2024	December 31, 2023

Beginning balance	$4,773	$5,725
Additions from new investments	1,200	–
Distributions	(245)	(1,539)
Additions from reinvestment	702	587

Ending balance	$6,430	$4,773

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of December 31, 2024:

Year Maturing	Total Amount Convertible

Currently convertible	$2,710
2025	575
2026	309
2027	1,315
2028	206
2029 and thereafter	1,315

Total	$6,430

During March 2023, the Company redeemed 11.78109 of the Series C Preferred Units, held by our CEO and his wife, at a redemption price of $1,178, all of which was reinvested in Common Units.

12. Members’ Capital

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series C Preferred Units. As of December 31, 2024, Class A Common Units are held by 10 members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account.

During March 2023, the Company issued 17,371 Class A Common Units for $1,460. As of December 31, 2024 and 2023, Class A Common Units outstanding were both 20,000, respectively.

On October 1, 2023, the Company entered into restricted unit agreements with Mark Reynolds, the Executive Vice President of Sales, and Catherine Leslie, the Chief Financial Officer, pursuant to which the Company issued 200 restricted common units to each of Mark Reynolds and Catherine Leslie. Vesting of the restricted common units commences from the grant date and occur thereafter on the first day of each subsequent calendar month subject to the Company satisfying monthly earnings goals, measured two months in arrears in accordance with the vesting schedule.

As of December 31, 2024 and 2023, 44 and 16 restricted common units vested, respectively. Restricted common units outstanding as of December 31, 2024 and 2023 were 340 and 384, respectively. In addition, stock compensation expense was $20 and $7 as of December 31, 2024 and 2023, respectively.

There are two additional authorized unit classes: Class A preferred units and Class B profit units. Once Class B profit units are issued, the existing Class A common units will become Class A preferred units. Class A Preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

13. Related Party Transactions

The Company has two loan agreements with Daniel M. Wallach, our CEO, and his wife, pursuant to which they provide the Company with the Wallach LOC and the Wallach Trust LOC. The agreements lay out the terms under which those members can lend money to us, providing that we desire the funds, and the members wish to lend. The interest rate on both the Wallach LOC and the Wallach Trust LOC generally equals prime plus 3%, as more fully described in Note 9.

The Company has a loan agreement with William Myrick, our EVP (the “Myrick LOC Agreement”), pursuant to which Mr. Myrick provides us with the Myrick LOC. The Myrick LOC Agreement lays out the terms under which Mr. Myrick can lend money to us, providing that we desire the funds and Mr. Myrick wishes to lend. The rate on the Myrick LOC generally equals prime plus 3%, as more fully described in Note 9.

Mrs. Leslie, our CFO and Mr. Reynolds, our EVP of Sales, each own 1% of our Class A common units. Mrs. Harshman, our EVP of Operations, owns 2% of our Class A common units. Mr. Myrick our Partner owns 14.9% of our Class A common units. Our CEO Mr. Wallach and his wife and the Wallach Living Trust wife own 0.81% and 77.35% of our Class A common units, respectively. Our three Board of Managers, Mr. Sheldon, Mr. Summers and Mr. Rauscher each own 1% of our Class A common units.

Mr. Wallach and his wife’s parents own 21.07% and 3.23% of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 14.05% of our Series C Preferred Units.

A son of one of our Managers’ is a minor participant in the Shuman LOC, which is more fully described in Note 9. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000,000.

One of our managers, Mr. Spatola has subordinated promissory note with a principal balance and an annual interest rate of $200 and 9.5%, respectively.

The Company has accepted investments under the Notes Program from employees, managers, members, and relatives of managers and members, with $7,186 outstanding as of December 31, 2024. For the years ended December 31, 2024 and 2023 our investments from affiliates, which exceed $120 through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2024	2023	2024	2024	2023
Eric A. Rauscher	Independent Manager	$477	$475	10.00%	$48	$48

Joseph Rauscher	Parent of Independent Manager	126	144	10.00%	13	10

Daniel and Joyce Wallach	Member	304	135	9.62%	29	14

Gregory L. Sheldon	Independent Manager	1,035	828	9.50%	98	79

Lamar Sheldon	Parent of Independent Manager	210	274	10.00%	21	27

Kenneth Summers	Independent Manager	235	235	6.83%	16	15

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	208	183	9.31%	19	16

Barbara Harshman	Member	129	129	9.00%	12	11

Kimberly Bedford	Manager	314	314	9.00%	31	31

Thomas Spatola	EVP of Lending Operations	595	595	9.88%	59	59

Scott and Leah Summers	Son of Independent Manager	250	250	6.0%	15	20

Jeffrey Eppinger	5% Member	2,939	2,367	10.50%	309	249

Paula Eppinger	Parent of 5% Member	150	200	10.00%	15	20

14. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk more than amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $22,515 and $25,263 as of December 31, 2024 and 2023, respectively.

15. Selected Quarterly Condensed Consolidated Financial Data (Unaudited)

Summarized unaudited quarterly condensed consolidated financial data for the quarters of 2024 and 2023 are as follows:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2024	2024	2024	2024	2023	2023	2023	2023

Net interest and fee income	$1,414	$1,258	1,111	$1,554	$1,606	$1,464	$1,509	$1,451
Provision for credit losses	43	332	165	222	443	131	43	120
Net interest and fee income after provision for credit losses	1,371	926	946	1,332	1,163	1,333	1,466	1,331
Gain on foreclosed assets*	–	2	–	–	–	–	17	–
Gain on the sale of real estate investment assets	–	–	–	–	–	–	10	–
Revenue from the sale of land parcels	1,397	1,601	–	–	–	–	–	–
Option fee income	222	223	223	148
Dividend or other income	42	12	13	15	24	16	19	21
Cost of land parcels sold	1,397	1,601	–	–	–	–	–	–
SG&A expense	932	714	586	829	662	591	617	826
Depreciation and amortization	19	20	20	21	20	21	20	20
Loss on foreclosed assets*	118	–	278	201	9	–	–	36
Net income	$566	$429	$298	$444	$496	$737	$875	$470

*	Gains and losses on foreclosed assets are reported net on the Consolidated Statement of Operations.

16. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2024 and 2023:

	2024	2023
Selling, general and administrative expenses
Legal and accounting	$286	$274
Salaries and related expenses	1,970	1,708
Board related expenses	112	108
Advertising	82	40
Rent and utilities	85	61
Loan and foreclosed asset expenses	125	87
Travel	221	182
Other	180	236
Total SG&A	$3,061	$2,696

17. Subsequent Events

Management of the Company has evaluated subsequent events through March 19, 2025, the date these consolidated financial statements were issued.

