Form 10-Q
period 2025-03-31
Shepherd's Finance, LLC
filed 2025-05-15
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the impact of inflation and rising interest rates on the economy and housing markets; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K for the year ended December 31, 2024. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets

(in thousands of dollars)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,434	$3,347
Certificate of deposit	2,275	–
Accrued interest receivable	791	844
Loans receivable, net	45,953	48,387
Real estate investments	12,177	13,529
Foreclosed assets, net	1,400	1,356
Premises and equipment	799	805
Other assets	2,444	1,095
Total assets	$67,273	$69,363
Liabilities, Redeemable Preferred Equity, and Members’ Capital
Customer interest escrow	$456	$353
Accounts payable and accrued expenses	393	768
Accrued interest payable	3,229	3,280
Notes payable secured, net of deferred financing costs	20,030	21,102
Notes payable unsecured, net of deferred financing costs	34,300	35,213
Deferred revenue – real estate investments	399	74
Total liabilities	$58,807	$60,790
Commitments and Contingencies (Note 11)
Members’ Capital
Series C preferred equity	6,556	6,430
Class A common equity	1,910	2,143
Members’ capital	$8,466	$8,573
Total liabilities, preferred equity and members’ capital	$67,273	$69,363

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three Months Ended March 31, 2025 and 2024

(in thousands of dollars)	March 31, 2025	March 31, 2024

Net Interest Income
Interest and fee income on loans	$2,429	$2,854
Interest expense:
Interest related to secured borrowings	282	420
Interest related to unsecured borrowings	896	881
Interest expense	$1,178	$1,301

Net interest and fee income	1,251	1,553

Less: Provision for credit losses	133	222
Net interest and fee income after provision for credit losses	1,118	1,331

Non-Interest Income
Revenue from the sale of land parcels	$1,837	$–
Option fee income	154	149
Other income	47	15
Total non-interest income	2,038	164

Income before non-interest expense	3,156	1,495

Non-Interest Expense
Selling, general and administrative	$939	$829
Depreciation and amortization	20	21
Loss on foreclosed assets	15	201
Cost of land parcels sold	1,837	–
Total non – interest expense	2,811	1,051

Net income	$345	$444

Net income attributable to preferred equity holders	192	145

Net income attributable to common equity holders	$153	$299

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended March 31, 2025 and 2024

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2024	$–	$1,994	$1,994
Net income attributable to Class A common equity	–	299	299
Net income attributable to Series C equity	145	–	145
Contributions from Series C equity	1,200	–	1,200
Conversion of Series C equity	4,773	–	4,773
Distributions to Series C equity	(45)	–	(45)
Distributions to Class A common equity	–	(262)	(262)
Issuance of Class A common equity units	–	5	5
March 31, 2024	$6,073	$2,036	$8,109

January 1, 2025	$6,430	$2,143	$8,573
Net income attributable to Class A common equity	-	153	153
Net income attributable to Series C equity	192	–	192
Distributions to Series C equity	(66)	–	(66)
Distributions to Class A common equity	–	(387)	(387)
Issuance of Class A common equity units	–	1	1
March 31, 2025	$6,556	1,910	8,466

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2025 and 2024

(in thousands of dollars)	March 31, 2025	March 31, 2024

Cash flows from operations
Net income	$345	$444
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	54	54
Provision for credit losses	133	222
Change in loan origination fees, net	(23)	(326)
Depreciation and amortization	20	21
Loss on foreclosed assets	15	201
Proceeds from the sale of real estate investments	1,837	–
Deferred revenue – real estate investments	325	742
Issuance of class A equity units for employee compensation	1	5
Net change in operating assets and liabilities:
Other assets	(1,363)	(919)
Accrued interest receivable	53	253
Customer interest escrow	103	10
Accrued interest payable	72	139
Accounts payable and accrued expenses	(375)	(158)

Net cash provided by operating activities	1,197	688

Cash flows from investing activities
Loan originations and principal collections, net	1,888	(4,206)
Additions for construction in foreclosed assets	(35)	(42)
Acquisition of 339, net of cash acquired	–	(2,996)
Additions for construction in real estate investments	(485)	(216)
Proceeds from sale of foreclosed assets	412	–
Investment in certificate of deposit	(2,275)	–

Net cash (used in) investing activities	(495)	(7,460)

Cash flows from financing activities
Contributions from preferred C equity holders	–	1,200
Distributions to preferred C equity holders	(66)	(45)
Distributions to class A equity holders	(387)	(262)
Proceeds from secured note payable	2,648	3,992
Repayments of secured note payable	(3,925)	(3,065)
Proceeds from unsecured notes payable	1,314	3,959
Redemptions/repayments of unsecured notes payable	(2,166)	(1,588)
Deferred financing costs paid	(33)	(16)

Net cash (used in) provided by financing activities	(2,615)	4,175

Net change in cash and cash equivalents	(1,913)	(2,597)

Cash and cash equivalents
Beginning of period	3,347	3,522
End of period	$1,434	$925

Supplemental disclosure of cash flow information
Cash paid for interest	$1,127	$1,218

Non-cash investing and financing activities
Foreclosed assets transferred from loans receivable, net	$436	$2,306
Secured and unsecured notes payable transfers	$200	$924
Accrued interest payable transferred to unsecured notes payable	$123	$684

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

The Company extends commercial loans to residential homebuilders and invests in land transactions (in 20 states as of March 31, 2025) to:

●	construct single family homes,

●	develop undeveloped land into residential buildings lots, and

●	purchase and improve for sale older homes.

In addition, the Company develops property which is subdivided into two parcels. One parcel is under lot development and available for home construction. The second parcel will be developed into a new phase of lots and available for construction once completed.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis:

	March 31, 2025		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,400	$1,400	$–	$–	$1,400
Individually evaluated loans, net	3,173	3,173	–	–	3,173
Total	$4,573	$4,573	$–	$–	$4,573

	December 31, 2024		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,356	$1,356	$–	$–	$1,356
Individually evaluated loans, net	4,313	4,313	–	–	4,313
Total	$5,669	$5,669	$–	$–	$5,669

The table below is a summary of fair value estimates for financial instruments:

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$1,434	$1,434	$3,347	$3,347
Certificate of deposit*	2,275	2,275	–	–
Loan receivable, net	45,953	45,953	48,387	48,387
Accrued interest on loans	791	791	844	844
Financial Liabilities
Customer interest escrow	456	456	353	353
Notes payable secured, net	20,030	20,030	21,102	21,102
Notes payable unsecured, net	34,300	34,300	35,213	35,213
Accrued interest payable	3,229	3,229	3,280	3,280

*	The certificate of deposit purchased in January 2025 has a maturity date of 24 months. The certificate of deposit is carried at cost which approximates fair value.

3. Segment Reporting

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended March 31, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,429	$2,429
Interest expense:
Interest related to secure borrowings	–	282	282
Interest related to unsecured borrowings	–	896	896
Interest expense	$–	$1,178	$1,178

Net interest and fee income	–	1,251	1,251

Less: Provision for credit losses	–	133	133
Net interest and fee income after provision for credit losses	–	1,118	1,118

Non-Interest Income
Revenue from the sale of land parcels	1,837	–	1,837
Option fee income	154	–	154
Other income	–	47	47
Total non-interest income	$1,991	$47	$2,038

Income before non-interest expense	1,991	1,165	3,156

Non-Interest Expense
Selling, general and administrative	$–	$939	$939
Depreciation and amortization	–	20	20
Loss on foreclosed assets	–	15	15
Cost of land parcels sold	1,837	–	1,837
Total non-interest expense	$1,837	$974	$2,811

Net Income	$154	$191	$345

Net income attributable to preferred equity holders	$–	$–	$192

Net income attributable to common equity holders	$–	$–	$153

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended March 31, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,854	$2,854
Interest expense:
Interest related to secure borrowings	–	420	420
Interest related to unsecured borrowings	–	881	881
Interest expense	$–	$1,301	$1,301

Net interest and fee income	–	1,553	1,553

Less: Provision for credit losses	–	222	222
Net interest and fee income after provision for credit losses	–	1,331	1,331

Non-Interest Income
Gain on foreclosed assets	$–	$–	$–
Revenue from the sale of land parcels	–	–	–
Option fee income	149	–	149
Other income	–	15	15
Total non-interest income	$149	$15	$164

Income before non-interest expense	149	1,346	1,495

Non-Interest Expense
Selling, general and administrative	$–	$829	$829
Depreciation and amortization	–	21	21
Loss on foreclosed assets	–	201	201
Cost of land parcels sold	–	–	–
Total non-interest expense	$–	$1,051	$1,051

Net Income	$149	$295	$444

Net income attributable to preferred equity holders	$–	$–	$145

Net income attributable to common equity holders	$–	$–	$299

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total

Total assets as of March 31, 2025	$10,372	$56,901	$–	$67,273

Total assets as of December 31, 2024	$11,977	$57,386	$–	$69,363

4. Real Estate Investment Assets

During February 2025, the Company charged an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the additional lots owned by 339 during February 2025 of $479. As of March 31, 2025, deferred revenue real estate investment was $399.

During the quarter ended March 31, 2025 and year ended December 31, 2024, the Company sold five and nine lots for both revenue and cost of land parcels sold of $1,837 and $2,998, respectively, which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gains or losses were recognized in the sales for both periods. During the quarter ended March 31, 2024, no land parcels were sold.

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$13,529	$435	$435
Additions from 339 acquisition	–	11,330	11,330
Investments in real estate assets	–	330	–
Proceeds from the sale of real estate investments	(1,837)	(2,998)	–
Additions for construction/development	485	4,432	216
Ending balance	$12,177	$13,529	$11,981

Capitalized Interest Activity

The following table is capitalized interest for real estate investment assets:

	March 31, 2025	March 31, 2024

Capitalized interest	$259	$150
Cost of funds	10.07%	11.20%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

5. Loans Receivables, net

Financing receivables are comprised of the following:

	March 31, 2025	December 31, 2024

Loans receivable, gross	$48,454	$51,138
Less: Deferred loan fees	(1,263)	(1,273)
Less: Deposits	(658)	(867)
Plus: Deferred origination costs	269	257
Less: Allowance for credit losses	(849)	(868)
Loans receivable, net	$45,953	$48,387

Commercial Construction and Development Loans

As of March 31, 2025, the Company’s portfolio consisted of 171 construction loans with 58 borrowers and seven development loans with seven borrowers in 20 states.

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2025 and December 31, 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2025	20	58	171	$95,050	$65,443	$45,719	69	%(3)	5%
2024	20	63	177	$99,462	$67,391	$48,004	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2025 and December 31, 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
2025	6	7	7	$6,152	$4,453	$2,735	44	%(3)	varies
2024	5	6	6	$7,459	$6,262	$3,134	42	%(3)	varies

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivable, net:

	March 31, 2025	December 31, 2024

Beginning balance	$48,387	$58,130
Originations and modifications	10,399	40,728
Principal collections	(12,647)	(48,578)
Transferred from loans receivables, net	(436)	(2,306)
Change in builder deposit	209	190
Change in allowance for credit losses	19	(173)
Change in loan fees, net	22	396

Ending balance	$45,953	$48,387

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of March 31, 2025:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$35,533	$50,534	$182
B Credit Risk	5,772	8,336	87
C Credit Risk	599	1,199	18

Development Loans Collectively Evaluated:
A Credit Risk	$2,045	$3,411	$1
B Credit Risk	201	555	–
C Credit Risk	489	487	10

Secured Nonaccrual Loans Individually Evaluated:	$3,815	$5,374	$642

ACL Unfunded Commitments	–	–	(91)

Total	$48,454	$69,896	$849

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$39,277	$55,872	$215
B Credit Risk	2,817	3,883	38
C Credit Risk	939	1,851	25

Development Loans Collectively Evaluated:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	–
C Credit Risk	489	487	18

Secured Nonaccrual Loans Individually Evaluated:	$4,971	$5,785	$658

ACL Unfunded Commitments:	$–	$–	$(88)

Total	$51,138	$73,653	$868

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2025:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Secured Nonaccrual Loans Individually Evaluated	$956	$2,859	$–

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Secured Nonaccrual Loans Individually Evaluated	$1,427	$3,544	$–

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

The following is an aging of our gross loan portfolio as of March 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$37,578	$37,578	$–	$–	$–	$–
B Credit Risk	5,973	5,973	–	–	–	–
C Credit Risk	1,088	1,088	–	–	–	–

Forbearance Loans
Secured Nonaccrual loans	2,390	–	–	–	–	2,390

Nonaccrual Loans
Secured Loans	1,425	–	920	–	–	505
Total	$48,454	$44,639	$920	$–	$–	$2,895

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$41,763	$41,763	$–	$–	$–	$–
B Credit Risk	2,977	2,977	–	–	–	–
C Credit Risk	1,428	1,428	–	–	–	–

Forbearance Loans
Secured Nonaccrual loans	4,476	–	–	1,057	–	3,419

Nonaccrual Loans
Secured Loans	494	–	–	–	–	494
Total	$51,138	$46,168	$–	$1,057	$–	$3,913

Below is an aging schedule of loans receivable as of March 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	160	$44,639	92.1%
60-89 days	3	920	1.9%
90-179 days	–	–	–%
180-269 days	–	–	–%
>270 days	15	2,895	6.0%

Subtotal	178	$48,454	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	178	$48,454	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Below is an aging schedule of loans receivable as of March 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	160	$44,639	92.1%
60-89 days	3	920	1.9%
90-179 days	–	–	–%
180-269 days	–	–	–%
>270 days	15	2,895	6.0%

Subtotal	178	$48,454	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	178	$48,454	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of March 31, 2025:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)
Charge-offs	–	–	–	–	–	–	152	–	152
Recoveries	–	–	–	–	–	–	–	(3)	(3)
Provision for credit losses funded	23	(32)	4	–	–	8	(136)	3	(130)
Allowance for credit losses as of March 31, 2025	$(127)	$(60)	$(9)	$(1)	$–	$(10)	$(642)	$–	$(849)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)
Provision for credit losses unfunded	10	(17)	3	1	–	–	–	–	(3)
Reserve for unfunded commitments as of March 31, 2025	$(55)	$(27)	$(9)	$–	$–	$–	$–	$–	$(91)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of December 31, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	454	52	506
Recoveries	–	–	–	–	–	–	-	(6)	(6)
Provision for credit losses funded	2	(15)	(13)	4	–	(8)	(761)	40	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses unfunded	(6)	9	(12)	(1)	–	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $21,442 and $22,515 as of March 31, 2025 and December 31, 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of March 31,2025, and December 31, 2024, the ACL for unfunded commitments was $91 and $88, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration on credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2025		December 31, 2024
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	26.2%	Pittsburgh, PA	19.9%
Second highest concentration risk	Orlando, FL	8.0%	Orlando, FL	3.9%
Third highest concentration risk	Williamston, SC	5.7%	Williamston, SC	3.4%

6. Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$1,356	$130	$130
Transferred from loans receivables, net	436	2,306	2,306
Additions for construction in foreclosed assets	35	507	42
Sale proceeds	(412)	(992)	–
Loss on foreclosed assets	(15)	(595)	(201)
Ending balance	$1,400	$1,356	$2,277

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	March 31, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,278	$20,359
Secured line of credit from affiliates	2	768	743
Unsecured line of credit (senior)	3	750	750
Other unsecured debt (senior subordinated)	4	1,812	1,812
Unsecured Notes through our public offering, gross	5	19,226	19,968
Other unsecured debt (subordinated)	5	11,500	11,707
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less deferred financing fees		(130)	(150)
Total		$54,330	$56,315

The following table shows the maturity of outstanding debt as of March 31, 2025:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2025	$26,049	$4,864	$3,533	$17,652
2026	4,609	1,618	2,991	–
2027	11,067	6,421	2,371	2,275
2028	8,672	5,593	3,079	–
2029	3,944	730	3,214	–
2030 and thereafter	119	–	–	119
Total	$54,460	$19,226	$15,188	$20,046

Secured Borrowings

Lines of Credit

As of March 31, 2025 and December 31, 2024, the Company had $768 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of March 31, 2025. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

During the quarter ended March 31, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc. was $350.

United Lines of Credit

During January 2025, we entered into a revolving line of credit with United bank for $2,275 maturing January 2027. The interest rate on this line of credit is 5.5%. As of March 31, 2025, the amount due on the revolving line of credit was $2,275. The line is collateralized by an investment of $2,275 in the certificate of deposit line on the consolidated balance sheets.

During January 2025, we entered into a revolving line of credit with United Bank for $725 with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of March 31, 2025, the amount due on the revolving line of credit was $119. The Company’s office in Jacksonville, FL is used as collateral for this line of credit.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $15 as of March 31, 2025 and December 31, 2024.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	March 31, 2025		December 31, 2024
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,304	$2,343	$7,485	$4,418
S.K. Funding	5,837	6,500	8,229	6,500

Lender
Shuman	541	125	236	125
Jeff Eppinger	3,246	250	4,028	1,500
R. Scott Summers	1,148	903	1,361	903
John C. Solomon	639	563	649	563
Judith Swanson	8,745	6,200	10,626	6,000
Total	$28,460	$16,884	$32,614	$20,009

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of March 31, 2025 and December 31, 2024 was 9.0% and 9.09%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Gross Notes outstanding, beginning of period	$19,968	$20,854	$20,854
Notes issued	417	5,257	1,349
Note repayments / redemptions	(1,159)	(6,143)	(393)

Gross Notes outstanding, end of period	$19,226	$19,968	$21,810

Less deferred financing costs, net	(114)	(150)	(197)

Notes outstanding, net	$19,112	$19,818	$21,613

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Deferred financing costs, beginning balance	$1,060	$939	$939
Additions	18	121	16
Deferred financing costs, ending balance	1,078	1,060	955
Less accumulated amortization	(964)	(910)	(758)
Deferred financing costs, net	$114	$150	$197

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Accumulated amortization, beginning balance	$910	$703	$703
Additions	54	207	55
Accumulated amortization, ending balance	$964	$910	$758

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	March 31, 2025	December 31, 2024
Unsecured Line of Credit from Judith Swanson	March 2026	10.0%	800	1,000
Unsecured Line of Credit from Judith Swanson	July 2026	10.0%	500	500
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2027	10.0%	750	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Junior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	–	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	Varies (3)	10.0%	700	700
			$15,188	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year. As of December 31, 2024 the rate was Prime + 1.5%.

8. Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$353	$292	$292
Additions from Pennsylvania loans	–	907	408
Additions from other loans	273	701	159
Interest, fees, principal or repaid to borrower	(170)	(1,547)	(557)
Ending balance	$456	$353	$302

9. Series C Preferred Equity

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value will be made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$6,430	$4,773	$4,773
Additions from new investment	–	1,200	1,200
Distributions	(66)	(245)	(45)
Additions from reinvestments	192	702	145

Ending balance	$6,556	$6,430	$6,073

On April 19, 2024, the Company entered into Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement (“Fourth Amendment”) with an effective date of March 31, 2024. Pursuant to the Fourth Amendment, after six years from the date of investment, instead of being entitled to the right of redemption, the holders of Series C Preferred Units will be entitled to convert all or a portion of the Series C Preferred Units to the common units of the Registrant, on a 1 for 1 basis, after a 12-month waiting period after the notice of conversion is given.

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital.

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of March 31, 2025:

Year Convertible	Total Amount Convertible

Currently eligible to request conversion	$2,770
2025	593
2026	309
2027	1,324
2028	206
2029 and thereafter	1,354

Total	$6,556

10. Related Party Transactions

As of March 31, 2025, the Company had $482, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our former Partner), respectively.

As of March 31, 2025 and 2024, the Company had a subordinated promissory note for $700 with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to terminate the debt, effective semi-annually as of August 16 and/or February 16 of any given year. For the quarters ended March 31, 2025 and 2024, interest expense was $17 and $8, respectively.

A more detailed description of related party transactions is included in Note 13 to our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2024 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These borrowings are included in notes payable secured and unsecured, net of deferred financing costs on the interim consolidated balance sheet.

11. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $21,442 and $22,515 as of March 31, 2025 and December 31, 2024, respectively.

12. Selected Quarterly Consolidated Financial Data (Unaudited)

	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2025	2024	2024	2024	2024

Net interest and fee income	$1,251	$1,414	$1,258	$1,111	$1,553
Provision for credit losses	133	43	332	165	222
Net interest income after loan loss provision	1,118	1,371	926	946	1,331
Gain on foreclosed assets*	–	–	2	–	–
Revenue from the sale of land parcels	1,837	1,397	1,601	–	–
Option fee income	154	222	223	223	149
Dividend or other income	47	42	12	13	15
Cost of land parcels sold	1,837	1,397	1,601	–	–
SG&A expense	939	932	714	586	829
Depreciation and amortization	20	19	20	20	21
Loss on foreclosed assets*	15	118	–	278	201
Net income	$345	$566	$429	$298	$444

*	Gains and losses on foreclosed assets are reported net in the Consolidated Statement of Operations.

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Selling, general and administrative expenses
Legal and accounting	$146	$120
Salaries and related expenses	535	490
Board related expenses	27	27
Advertising	55	34
Rent and utilities	16	28
Loan and foreclosed asset expenses	2	19
Travel	46	45
Other	112	66
Total SG&A	$939	$829

14. Subsequent Events

Management of the Company has evaluated subsequent events through May 15, 2025, the date these interim consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere in this report and with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2024 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

During the quarter ended March 31, 2025, the Company continued to focus on the reduction of non-interest earning assets. As of March 31, 2025, gross loan values classified as nonaccrual were 18 or $3,815 compared to 21 or $4,971 as of December 31, 2024. In addition, as of March 31, 2025, we had four or $1,400 foreclosed assets, net compared to four or $1,356 as of December 31, 2024.

The estimated loss on interest income resulting from non-interest earning assets for the quarter ended March 31, 2025 was $183 compared to $222 for the same periods of 2024. Looking ahead, we expect the balance of non-interest earning assets to remain somewhat constant.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2025 and the beginning of 2026:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and nonaccrual assets.
2.	Control SG&A expenses.
3.	Maintain gross margin prior to loan loss.
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Manage loan loss and impairment expense.
6.	Increase originations and loan balances.

While some geographic markets are seeing some declines in pricing at some price levels, generally we are not seeing reductions in selling prices as something that is creating losses for us. There is still a housing shortage, and many homeowners are not moving out of their sub 3% interest rates. The tariff situation is providing some general uncertainty nationwide, but from a cost perspective to our homebuilder customers, this is not a major factor for them today (though it may be more significant in the future). The National Association of Homebuilders has a very low estimate of the cost of the tariffs for builders. The larger risk to our builders is a risk of the sales market due to general uncertainty of their customers. We have not seen a slowdown in payoffs from our customers.

We had $45,953 and $48,387 in loan receivables, net as of March 31, 2025 and December 31, 2024, respectively. Loans receivables decreased $2,434 as of March 31, 2025 compared to December 31, 2024 due to the reclass of $436 to foreclosed assets and an increase in payoffs. As of March 31, 2025, the Company’s portfolio consisted of 171 construction loans with 58 borrowers and seven development loans with seven borrowers in 20 states.

In addition, during the three months ended March 31, 2025, the Company sold five lots for both revenue and cost of land parcels sold of $1,837. No gains or losses were recognized from the sale of the land parcels during the quarter ended March 31, 2025. During the quarter ended March 31, 2024, no land parcels were sold.

Net cash provided by operations increased $509 to $1,197 for the quarter ended March 31, 2025 compared to the same period of 2024. The increase in operating cash flow was due primarily to proceeds from the sale of 339 land parcels of $1,837 offset by other assets.

Critical Accounting Estimates

To assist in evaluating our interim consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2024 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2024, unless listed below.

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

Change in Fair Value Assumption	March 31, 2025 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$3,578

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loans outstanding of $45,953.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	March 31, 2025 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$490

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the assets.

** Assumes a book amount of the foreclosed assets of $1,400.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended March 31,
	2025		2024
Interest Income		*		*
Interest income on loans	$1,913	15%	$2,267	15%

Fee income on loans	$666	5%	$751	5%
Deferred loan fees	(150)	(1)%	(164)	(1)%
Fee income on loans, net	$516	4%	$587	4%

Interest and fee income on loans	$2,429	19%	$2,854	19%

Interest expense unsecured	$842	7%	$827	6%
Interest expense secured	282	2%	470	3%
Amortization offering costs	54	-%	54	-%
Interest expense	$1,178	9%	$1,301	9%

Net interest income (spread)	$1,251	10%	$1,553	10%

Weighted average outstanding loan asset balance**	49,684		59,024

*Annualized amount as percentage of weighted average outstanding gross loan balance

**The weighted average outstanding loan balance decreased due to the reclass of our 339 development loan to real estate investments during February 2024.

Primarily three main components impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). Our loan originations include interest rates which are based on our cost of funds, with a minimum rate of 10.25%. Primarily, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity). For both the quarters ended March 31, 2025 and 2024, interest income on loans was 15%.

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

Fee income on loans before deferred loan fee adjustments was 5% for both quarters ended March 31, 2025 and 2024.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of March 31, 2025 and December 31, 2024, foreclosed assets were $1,400 and $1,356, respectively, which resulted in a negative impact to our interest spread.

Provision for Credit Losses

Provision for credit losses (expense throughout the period) was $133 and $222 for the quarters ended March 31, 2025 and 2024, respectively.

The allowance for credit losses as of March 31, 2025 and December 31, 2024, was $849 and $868, respectively. The decrease in the allowance for credit losses is due to the reduction of certain individually evaluated loan assets. As of March 31, 2025 nonaccrual loans, net decreased to 18 or $3,173 as of March 31, 2025 compared to 21 or $4,313 as of December 31, 2024. The Company believes it has properly reserved for all foreclosed and impaired loans.

Non-Interest Income

Revenue from the Sale of Land Parcels

During the quarter ended March 31, 2025, the Company sold five 339 land parcels and recognized $1,837. No 339 land parcels were sold during the same period of 2024.

Option Fee Income

During the quarter ended March 31, 2025 and 2024, the Company recognized 339 option fee income of $154 and $149, respectively.

Other Income

During the quarters ended March 31, 2025 and 2024, we consulted for three and two of our construction and development loan customers; respectively, which included accounting guidance. Other income related to our consulting fees were $47 and $15 quarters ended March 31, 2025 and 2024, respectively. We anticipate continuing our consulting services to our customers on an as needed basis during 2025.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays SG&A expenses:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Selling, general and administrative expenses
Legal and accounting	$146	$120
Salaries and related expenses	535	490
Board related expenses	27	27
Advertising	55	34
Rent and utilities	16	28
Loan and foreclosed asset expenses	2	19
Travel	46	45
Other	112	66
Total SG&A	$939	$829

Our SG&A expense increased $110 to $939 during the quarter ended March 31, 2025 compared to the same period of 2024. The change in SG&A was primarily due to higher salaries and related expenses and other of $45 and $46, respectively. The increase in salaries and related expenses related to additional employees hired during the six months ended December 31, 2024 which resulted in higher compensation costs during the first quarter of 2025. The increase in other was due primarily to timing of property tax expenses, and higher office supplies.

Loss on Foreclosed Assets

During the quarters ended March 31, 2025 and 2024, we transferred one and six loan receivable assets to foreclosed assets, respectively. Losses on foreclosed assets during the quarter ended March 31, 2025 and 2024 were $15 and $201, respectively.

Cost of Land Parcels Sold

During the quarter ended March 31, 2025, the Company sold five 339 land parcels and recognized cost on the sales of $1,837. No 339 land parcels were sold during the same period of 2024.

Consolidated Financial Position

Loans Receivables, net

The following is a roll forward of loans receivable, gross to net:

	March 31, 2025	December 31, 2024

Loans receivable, gross	$48,454	$51,138
Less: Deferred loan fees	(1,263)	(1,273)
Less: Deposits	(658)	(867)
Plus: Deferred origination costs	269	257
Less: Allowance for credit losses	(849)	(868)
Loans receivable, net	$45,953	$48,387

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2025:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	2	$915	$624	$489	68%		5%
California	1	1	3,210	1,750	1,362	55%		5%
Connecticut	1	3	1,570	1,073	674	68%		5%
Florida	8	50	19,125	13,333	8,439	70%		5%
Georgia	4	6	4,072	2,528	1,444	62%		5%
Idaho	1	4	1,462	1,060	921	63%		5%
Illinois	1	1	1,725	1,900	1,874	110%		5%
Louisiana	3	5	1,170	859	742	73%		5%
Michigan	2	2	1,692	931	444	55%		5%
Mississippi	1	1	369	258	258	70%		5%
New Jersey	2	6	2,578	2,050	1,489	79%		5%
New York	1	1	650	455	106	70%		5%
North Carolina	9	13	7,295	4,737	3,168	65%		5%
Ohio	2	2	690	447	663	65%		5%
Pennsylvania	2	20	22,974	16,823	13,434	76%		5%
South Carolina	10	44	19,387	12,698	7,044	65%		5%
Tennessee	3	4	1,395	958	613	69%		5%
Texas	1	1	995	622	620	63%		5%
Utah	2	2	2,630	1,615	1,431	61%		5%
Virginia	2	3	1,146	722	504	63%		5%
Total	58	171	$95,050	$65,443	$45,719	69	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2024:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$890	$634	$633	71%		5%
California	1	1	3,210	1,750	1,346	55%		5%
Connecticut	1	2	1,040	728	389	70%		5%
Florida	10	42	16,089	11,081	6,874	69%		5%
Georgia	3	6	3,301	2,037	878	62%		5%
Idaho	1	4	1,462	1,060	661	73%		5%
Illinois	1	1	1,727	992	1,781	57%		5%
Louisiana	4	6	1,613	1,169	1,031	72%		5%
Michigan	1	1	890	481	27	54%		5%
Mississippi	1	1	369	258	258	70%		5%
New Jersey	2	4	1,585	1,362	1,122	86%		5%
New York	1	1	650	455	105	70%		5%
North Carolina	9	18	10,737	6,642	4,786	62%		5%
Ohio	3	3	1,275	857	1,074	67%		5%
Pennsylvania	2	22	24,449	18,065	15,192	74%		5%
South Carolina	13	49	22,057	14,309	7,438	65%		5%
Tennessee	3	4	1,334	893	748	67%		5%
Texas	2	3	2,320	1,844	1,567	79%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	3	4	1,546	982	672	64%		5%
Total	63	177	$99,462	$67,391	$48,004	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2025:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	2	2	1,848	1,500	242	13%		7%
Georgia	1	1	307	275	121	39%		7%
New Jersey	1	1	88	56	56	64%		7%
North Carolina	1	1	406	185	185	46%		7%
Pennsylvania	1	1	1,643	1,950	1,642	100%		varies
South Carolina	1	1	1,860	487	489	26%		7%
Total	7	7	$6,152	$4,453	$2,735	44	% (3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2024:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	2	2	2,469	1,500	268	11%		7%
Georgia	1	1	346	275	159	46%		7%
New York	1	1	300	300	300	100%		7%
Pennsylvania	1	1	2,484	3,700	1,919	77%		varies
South Carolina	1	1	1,860	487	488	26%		7%
Total	6	6	$7,459	$6,262	$3,134	42	% (3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	March 31, 2025	December 31, 2024

Beginning balance	$48,387	$58,130
Originations and modifications	10,399	40,728
Principal collections	(12,647)	(48,578)
Transferred from loans receivables, net	(436)	(2,306)
Change in builder deposit	209	190
Change in allowance for credit losses	19	(173)
Change in loan fees, net	23	396

Ending balance	$45,953	$48,387

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of March 31, 2025:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$35,533	$50,534	$182
B Credit Risk	5,772	8,336	87
C Credit Risk	599	1,199	18

Development Loans Collectively Evaluated:
A Credit Risk	$2,045	$3,411	$1
B Credit Risk	201	555	–
C Credit Risk	489	487	10

Secured Nonaccrual Loans Individually Evaluated:	$3,815	$5,374	$642

ACL Unfunded Commitments	–	–	(91)

Total	$48,454	$69,896	$849

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$39,277	$55,872	$215
B Credit Risk	2,817	3,883	38
C Credit Risk	939	1,851	25

Development Loans Collectively Evaluated:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	–
C Credit Risk	489	487	18

Secured Nonaccrual Loans Individually Evaluated:	$4,971	$5,785	$658

ACL Unfunded Commitments:	$–	$–	$(88)

Total	$51,138	$73,653	$868

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2025:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Secured Nonaccrual Loans Individually Evaluated	$956	$2,859	$–

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Secured Nonaccrual Loans Individually Evaluated	$1,427	$3,544	$–

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

The following is an aging of our gross loan portfolio as of March 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$37,578	$37,578	$–	$–	$–	$–
B Credit Risk	5,973	5,973	–	–	–	–
C Credit Risk	1,088	1,088	–	–	–	–

Forbearance Loans
Secured Nonaccrual loans	2,390	–	–	–	–	2,390

Nonaccrual Loans
Secured Loans	1,425	–	920	–	–	505
Total	$48,454	$44,639	$920	$–	$–	$2,895

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$41,763	$41,763	$–	$–	$–	$–
B Credit Risk	2,977	2,977	–	–	–	–
C Credit Risk	1,428	1,428	–	–	–	–

Forbearance Loans
Secured Nonaccrual loans	4,476	–	–	1,057	–	3,419

Nonaccrual Loans
Secured Loans	494	–	–	–	–	494
Total	$51,138	$46,168	$–	$1,057	$–	$3,913

Below is an aging schedule of loans receivable as of March 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	160	$44,639	92.1%
60-89 days	3	920	1.9%
90-179 days	–	–	–%
180-269 days	–	–	–%
>270 days	15	2,895	6.0%

Subtotal	178	$48,454	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	178	$48,454	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Below is an aging schedule of loans receivable as of March 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	160	$44,639	92.1%
60-89 days	3	920	1.9%
90-179 days	–	–	–%
180-269 days	–	–	–%
>270 days	15	2,895	6.0%

Subtotal	178	$48,454	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	178	$48,454	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of March 31, 2025:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)
Charge-offs	–	–	–	–	–	–	152	–	152
Recoveries	–	–	–	–	–	–	–	(3)	(3)
Provision for credit losses funded	23	(32)	4	–	–	8	(136)	3	(130)
Allowance for credit losses as of March 31, 2025	$(127)	$(60)	$(9)	$(1)	$–	$(10)	$(642)	$–	$(849)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)
Provision for credit losses unfunded	10	(17)	3	1	–	–	–	–	(3)
Reserve for unfunded commitments as of March 31, 2025	$(55)	$(27)	$(9)	$–	$–	$–	$–	$–	$(91)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of December 31, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	454	52	506
Recoveries	–	–	–	–	–	–	-	(6)	(6)
Provision for credit losses funded	2	(15)	(13)	4	–	(8)	(761)	40	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses unfunded	(6)	9	(12)	(1)	–	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $21,442 and $22,515 as of March 31, 2025 and December 31, 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of March 31,2025, and December 31, 2024, the ACL for unfunded commitments was $91 and $88, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2025		December 31, 2024
	Borrower City	Percent of Loan Commitments	Borrower City	Percent of Loan Commitments

Highest concentration risk	Pittsburgh, PA	26.2%	Pittsburgh, PA	19.9%
Second highest concentration risk	Orlando, FL	8.0%	Orlando, FL	3.2%
Third highest concentration risk	Williamston, SC	5.7%	Williamston, SC	3.4%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$1,356	$130	$130
Transferred from loans receivables, net	436	2,306	2,306
Additions for construction in foreclosed assets	35	507	42
Sale proceeds	(412)	(992)	-
Loss on foreclosed assets	(15)	(595)	(201)
Ending balance	$1,400	$1,356	$2,277

Segment Reporting

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended March 31, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,429	$2,429
Interest expense:
Interest related to secure borrowings	–	282	282
Interest related to unsecured borrowings	–	896	896
Interest expense	$–	$1,178	$1,178

Net interest and fee income	–	1,251	1,251

Less: Provision for credit losses	–	133	133
Net interest and fee income after provision for credit losses	–	1,118	1,118

Non-Interest Income
Revenue from the sale of land parcels	1,837	–	1,837
Option fee income	154	–	154
Other income	–	47	47
Total non-interest income	$1,991	$47	$2,038

Income before non-interest expense	1,991	1,165	3,156

Non-Interest Expense
Selling, general and administrative	$–	$939	$939
Depreciation and amortization	–	20	20
Loss on foreclosed assets	–	15	15
Cost of land parcels sold	1,837	–	1,837
Total non-interest expense	$1,837	$974	$2,811

Net Income	$154	$191	$345

Net income attributable to preferred equity holders	$–	$–	$192

Net income attributable to common equity holders	$–	$–	$153

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended March 31, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,854	$2,854
Interest expense:
Interest related to secure borrowings	–	420	420
Interest related to unsecured borrowings	–	881	881
Interest expense	$–	$1,301	$1,301

Net interest and fee income	–	1,553	1,553

Less: Provision for credit losses	–	222	222
Net interest and fee income after provision for credit losses	–	1.331	1.331

Non-Interest Income
Gain on foreclosed assets	$–	$–	$–
Revenue from the sale of land parcels	–	–	–
Option fee income	149	–	149
Other income	–	15	15
Total non-interest income	$149	$15	$164

Income before non-interest expense	149	1,346	1,495

Non-Interest Expense
Selling, general and administrative	$–	$829	$829
Depreciation and amortization	–	21	21
Loss on foreclosed assets	–	201	201
Cost of land parcels sold	–	–	–
Total non-interest expense	$–	$1,051	$1,051

Net Income	$149	$295	$444

Net income attributable to preferred equity holders	$–	$–	$145

Net income attributable to common equity holders	$–	$–	$299

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total

Total assets as of March 31, 2025	$10,372	$56,901	$–	$67,273

Total assets as of December 31, 2024	$11,977	$57,386	$–	$69,363

Real Estate Investments

During February 2025, the Company charged an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the additional lots owned by 339 during February 2025 of $479. As of March 31, 2025, deferred revenue real estate investment was $399.

During the quarter ended March 31, 2025 and year ended December 31, 2024, the Company sold five and nine lots for both revenue and cost of land parcels sold of $1,837 and $2,998, respectively, which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gains or losses were recognized in the sales for both periods. During the quarter ended March 31, 2024, no land parcels were sold.

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$13,529	$435	$435
Additions from 339 acquisition	–	11,330	11,330
Investments in real estate assets	–	330	–
Proceeds from the sale of real estate investments	(1,837)	(2,998)	–
Additions for construction/development	485	4,432	216
Ending balance	$12,177	$13,529	$11,981

Capitalized Interest Activity

The following table is capitalized interest for real estate investment assets:

	March 31, 2025	March 31, 2024

Capitalized interest	$259	$150
Cost of funds	10.07%	11.20%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$353	$292	$292
Additions from Pennsylvania loans	-	907	408
Additions from other loans	273	701	159
Interest, fees, principal or repaid to borrower	(170)	(1,547)	(557)
Ending balance	$456	$353	$302

Related Party Borrowings

As of March 31, 2025, the Company had $482, $250, and $1,000 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, the line of credit from the 2007 Daniel M. Wallach Legacy Trust, and the line of credit from William Myrick (our former Partner), respectively.

As of March 31, 2025 and 2024, the Company had a subordinated promissory note for $700 with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers. Sheldon Investment, LLC may elect to terminate the debt, effective semi-annually as of August 16 and/or February 16 of any given year. For the quarters ended March 31, 2025 and 2024, interest expense was $17 and $8, respectively.

A more detailed description of related party transactions is included in Note 13 to our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2024 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These borrowings are included in notes payable secured and unsecured, net of deferred financing costs on the interim consolidated balance sheet.

Secured Borrowings

As of March 31, 2025 and December 31, 2024, the Company had $768 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500.

None of our lines of credit have given us notice of nonrenewal as of March 31, 2025. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

During the quarter ended March 31, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc. was $350.

United Lines of Credit

During January 2025, we entered into a revolving line of credit with United bank for $2,275 maturing January 2027. The interest rate on this line of credit is 5.5%. As of March 31, 2025, the amount due on the revolving line of credit was $2,275. The line is collateralized by an investment of $2,275 in the certificate of deposit line on the consolidated balance sheets.

During January 2025, we entered into a revolving line of credit with United Bank for $725 with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of March 31, 2025, the amount due on the revolving line of credit was $119. The Company’s office in Jacksonville, FL is used as collateral for this line of credit.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $15 as of March 31, 2025 and December 31, 2024.

Borrowings secured by loan assets are summarized below:

	March 31, 2025		December 31, 2024
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$8,304	$2,343	$7,485	$4,418
S.K. Funding	5,837	6,500	8,229	6,500

Lender
Shuman	541	125	236	125
Jeff Eppinger	3,246	250	4,028	1,500
R. Scott Summers	1,148	903	1,361	903
John C. Solomon	639	563	649	563
Judith Swanson	8,745	6,200	10,626	6,000

Total	$28,460	$16,884	$32,614	$20,009

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at March 31, 2025 and December 31, 2024 was 9.0% and 9.09%, respectively, not including the amortization of deferred financing costs.

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

The following table is a roll forward of our Notes Program:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Gross Notes outstanding, beginning of period	$19,968	$20,854	$20,854
Notes issued	417	5,257	1,349
Note repayments / redemptions	(1,159)	(6,143)	(393)

Gross Notes outstanding, end of period	$19,226	$19,968	$21,810

Less deferred financing costs, net	(114)	(150)	(197)

Notes outstanding, net	$19,112	$19,818	$21,613

The following is a roll forward of deferred financing costs:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Deferred financing costs, beginning balance	$1,060	$939	$939
Additions	18	121	16
Deferred financing costs, ending balance	1,078	1,060	955
Less accumulated amortization	(964)	(910)	(758)
Deferred financing costs, net	$114	$150	$197

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Accumulated amortization, beginning balance	$910	$703	$703
Additions	54	207	55
Accumulated amortization, ending balance	$964	$910	$758

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	March 31, 2025	December 31, 2024
Unsecured Line of Credit from Judith Swanson	March 2026	10.0%	800	1,000
Unsecured Line of Credit from Judith Swanson	July 2026	10.0%	500	500
Unsecured Line of Credit from Builder Finance, Inc. Senior Subordinated	January 2027	10.0%	750	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	202	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Junior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	1,000	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	–	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	Varies (3)	10.0%	700	700
			$15,188	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year. As of December 31, 2024 the rate was Prime + 1.5%.

Preferred Equity and Members’ Capital

The Series C Preferred Units have a fixed value which is their purchase price and preferred liquidation and distribution rights. Yearly distributions of 12% of the Series C Preferred Units’ value will be made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024	Three Months Ended March 31, 2024

Beginning balance	$6,430	$4,773	$4,773
Additions from new investment	–	1,200	1,200
Distributions	(66)	(245)	(45)
Additions from reinvestments	192	702	145

Ending balance	$6,556	$6,430	$6,073

On April 19, 2024, the Company entered into Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement (“Fourth Amendment”) with an effective date of March 31, 2024. Pursuant to the Fourth Amendment, after six years from the date of investment, instead of being entitled to the right of redemption, the holders of Series C Preferred Units will be entitled to convert all or a portion of the Series C Preferred Units to the common units of the Registrant, on a 1 for 1 basis, after a 12-month waiting period after the notice of conversion is given.

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital.

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of March 31, 2025:

Year Convertible	Total Amount Convertible

Currently eligible to request conversion	$2,770
2025	593
2026	309
2027	1,324
2028	206
2029 and thereafter	1,354

Total	$6,556

We strive to maintain a reasonable (about 15%) balance between (1) preferred equity plus members’ capital and (2) total assets. The ratio of preferred equity plus members’ capital to total assets was 12.6% and 12.4% as of March 31, 2025 and December 31, 2024, respectively. We anticipate this ratio to increase as more earnings are retained in 2026 and additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,278	$20,359
Secured line of credit from affiliates	2	768	743
Unsecured line of credit (senior)	3	750	750
Other unsecured debt (senior subordinated)	4	1,812	1,812
Unsecured Notes through our public offering, gross	5	19,226	19,968
Other unsecured debt (subordinated)	5	11,500	11,707
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less deferred financing fees		(130)	(150)
Total		$54,330	$56,315

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of March 31, 2025 and December 31, 2024, we had combined loans outstanding of 178 and 183, respectively. In addition, loans receivables, gross were $48,454 and $51,138 as of March 31, 2025 and December 31, 2024, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $21,442 and $22,515 as of March 31, 2025, and December 31, 2024, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of March 31, 2025. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate the Company’s originations to be higher in 2025 due to an increase in marketing and sales efforts.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of March 31, 2025	As of December 31, 2024
Secured debt, net of deferred financing costs	$20,030	$21,102
Unsecured debt, net of deferred financing costs	$34,300	$35,213
Members’ Capital	$8,466	$8,573
Cash and cash equivalents	$1,434	$3,347

As of March 31, 2025 and December 31, 2024, cash and cash equivalents was $1,434 and $3,347, respectively.

Secured debt, net of deferred financing costs decreased $1,072 to $20,030 as of March 31, 2025, compared to $21,102 for the year ended December 31, 2024. The decrease in secured debt was due primarily to repayments to our loan purchase and sale agreements lenders.

Unsecured debt, net of deferred financing costs decreased $913 to $34,300 as of March 31, 2025, compared to $35,213 as of December 31, 2024.

Members’ Capital decreased $107 to $8,466 as of March 31, 2025, compared to $8,573 as of December 31, 2024.

We anticipate equity to remain approximately the same and not change during the nine months subsequent to March 31, 2025, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2025 is $26,049, which consists of secured borrowings of $17,652 and unsecured borrowings of $8,397.

Secured borrowings maturing through the year ending December 31, 2025 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and several lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral.

The following are secured facilities listed as principal maturing in 2025 with actual maturity and renewal dates:

●	Swanson – $6,200 automatically renews unless notice given;
●	Shuman – $125 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2025 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2026;
●	Builder Finance, Inc – $2,343 with no expiration date;
●	New LOC Agreements - $1,715 generally one-month notice and nine months to reduce principal balance to zero;
●	Line of credits with affiliates - $768 and due upon demand

Unsecured borrowings due by December 31, 2025, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $4,864 and $3,533, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. During the last twelve months, approximately 70% of our Note holders reinvested upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturity through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate an increase in our assets during the remainder of 2025 due to an increase in our marketing efforts. We are prepared for an increase in assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, preferred equity, and regular equity. Although our secured debt is almost entirely listed as current due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years. In some of our markets, prices of homes sold are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). However, we anticipate significant declines in home values in some markets over the next 12 months.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Housing starts have been in a tight range over the last year, and generally payoffs appear stable. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 5%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder.

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

Below is a graph showing single family housing-starts from 2000 through today which is provided by Federal Reserve Economic Data (“FRED):

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended March 31, 2025:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	41.04711	$41,017.11
Gregory L. Sheldon and Madeline M. Sheldon	27.37231	27,372.31
Schultz Family Living Trust	6.29627	6,296.27
Fernando Ascencio and Lorraine Carol Ascencio	11.78035	11,780.35
Mark and Tris Ann Garboski	39.83185	39,831.85
Total	126.32789	$126,327.89

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

(b)

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of March 31, 2025, we issued $24,545 in Notes pursuant to our current public offering. As of March 31, 2025, we incurred expenses of $393 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of March 31, 2025 were $15,525 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2025, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 15, 2025	By:	/s/ Catherine Leslie
Catherine Leslie
Chief Financial Officer

