Form 10-Q
period 2025-06-30
Shepherd's Finance, LLC
filed 2025-08-08
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets

(in thousands of dollars)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,382	$3,347
Certificates of deposit	1,140	–
Certificates of deposit, restricted (Note 7)	1,135	–
Accrued interest receivable	809	844
Loans receivable, net	47,180	48,387
Real estate investments	11,594	13,529
Foreclosed assets, net	1,514	1,356
Premises and equipment	803	805
Other assets	2,414	1,095
Total assets	$67,971	$69,363
Liabilities, Preferred Equity, and Members’ Capital
Customer interest escrow	$779	$353
Accounts payable and accrued expenses	539	768
Accrued interest payable	3,201	3,280
Notes payable secured, net of deferred financing costs	20,291	21,102
Notes payable unsecured, net of deferred financing costs	34,442	35,213
Deferred revenue – real estate investments	279	74
Total liabilities	$59,531	$60,790
Commitments and Contingencies (Note 11)
Members’ Capital
Series C preferred equity, net of discounts of $2,043 and $0, respectively	6,782	6,430
Class A common equity	1,658	2,143
Members’ capital	$8,440	$8,573
Total liabilities, preferred equity and members’ capital	$67,971	$69,363

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2025	2024	2025	2024
Interest Income
Interest and fee income on loans	$2,536	$2,334	$4,965	$5,189
Interest expense:
Interest related to secured borrowings	327	328	609	748
Interest related to unsecured borrowings	894	895	1,790	1,776
Interest expense	1,221	$1,223	2,399	2,524

Net interest and fee income	1,315	1,111	2,566	2,665

Less: (Recovery of) provision for credit losses	(13)	165	120	387

Net interest and fee income after provision for credit losses	1,328	946	2,446	2,278

Non-Interest Income
Revenue from the sale of land parcels	968	-	2,805	-
Option fee income	120	223	274	371
Other income	54	13	101	28
Total non-interest income	1,142	236	3,180	399

Income before non-interest expense	2,470	1,182	5,626	2,677

Non-Interest Expense
Cost of land parcels sold	968	-	2,805	-
Selling, general and administrative	957	586	1,896	1,415
Depreciation and amortization	20	20	40	41
Loss on foreclosed assets	4	278	19	479
Total non-interest expense	1,949	884	4,760	1,935

Net income	$521	$298	$866	$742

Net income attributable to preferred equity holders	265	183	457	328

Net income attributable to common equity holders	$256	$115	$409	$414

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended June 30, 2025 and 2024

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
March 31, 2024	$6,073	$2,036	$8,109
Net income attributable to Class A common equity	-	115	115
Net income attributable to Series C equity	183	-	183
Distributions to Series C equity	(67)	-	(67)
Distributions to Class A common equity	-	(290)	(290)
Issuance of Class A common equity units	-	5	5
June 30, 2024	$6,189	$1,866	$8,055

March 31, 2025	$6,556	$1,910	$8,466
Net income attributable to Class A common equity	-	256	256
Net income attributable to Series C equity	265	-	265
Distributions to Series C equity	(326)	-	(326)
Distributions to Class A common equity		(222)	(222)
Series C preferred equity issued in exchange for Class A common equity	2,330	(287)	2,043
Discount on Series C preferred equity issued in exchange for Class A common equity	(2,043)	-	(2,043)
Issuance of Class A common equity units	-	1	1
June 30, 2025	$6,782	$1,658	$8,440

For the Six Months Ended June 30, 2025 and 2024

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2024	$–	$1,994	$1,994
Net income attributable to Class A common equity	-	414	414
Net income attributable to Series C equity	328	-	328
Contributions from Series C equity	1,200	-	1,200
Conversion of Series C equity	4,773	-	4,773
Distributions to Series C preferred equity	(112)	-	(112)
Distributions to Class A common equity	-	(552)	(552)
Issuance of Class A common equity units	-	10	10
June 30, 2024	$6,189	$1,866	$8,055

January 1, 2025	$6,430	$2,143	$8,573
Net income attributable to Class A common equity	-	409	409
Net income attributable to Series C equity	457	-	457
Distributions to Series C equity	(392)	-	(392)
Distributions to Class A common equity	-	(609)	(609)
Series C preferred equity issued in exchange for Class A common equity	2,330	(287)	2,043
Discount on Series C preferred equity issued in exchange for Class A common equity	(2,043)	-	(2,043)
Issuance of Class A common equity units	-	2	2
June 30, 2025	$6,782	$1,658	$8,440

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended
(in thousands of dollars)	June 30, 2025	June 30, 2024

Cash flows from operations
Net income	$866	$742
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	115	108
Provision for credit losses	120	387
Change in loan origination fees, net	(58)	(287)
Depreciation and amortization	40	41
Loss on foreclosed assets	19	479
Proceeds from the sale of real estate investments	2,805	-
Deferred revenue – real estate investments	205	520
Issuance of Class A equity units for employee compensation	2	10
Net change in operating assets and liabilities:
Other assets	(1,347)	(1,046)
Accrued interest receivable	35	242
Customer interest escrow	426	5
Accrued interest payable	618	585
Accounts payable and accrued expenses	(229)	146

Net cash provided by operating activities	3,617	1,932

Cash flows from investing activities
Loan originations and principal collections, net	236	(1,037)
Additions for construction in foreclosed assets	(92)	(498)
Acquisition of 339, net of cash acquired	-	(2,996)
Additions for construction in real estate investments	(870)	(1,662)
Proceeds from sale of foreclosed assets	824	-
Investment in certificate of deposit	(2,275)	-
Purchases of premises and equipment	(10)	-

Net cash used in investing activities	(2,187)	(6,193)

Cash flows from financing activities
Contributions from Series C equity holders	-	1,200
Distributions to Series C equity holders	(392)	(112)
Distributions to Class A common equity holders	(609)	(552)
Proceeds from secured note payable	19,859	5,809
Repayments of secured note payable	(20,785)	(5,265)
Proceeds from unsecured notes payable	3,238	7,639
Redemptions/repayments of unsecured notes payable	(4,638)	(5,433)
Deferred financing costs paid	(68)	(45)

Net cash (used in) provided by financing activities	(3,395)	3,241

Net change in cash and cash equivalents	(1,965)	(1,020)

Cash and cash equivalents
Beginning of period	3,347	3,522
End of period	$1,382	$2,502

Supplemental disclosure of cash flow information
Cash paid for interest	$2,320	$2,828

Non-cash investing and financing activities
Foreclosed assets transferred from loans receivable, net	$909	$2,306
Secured and unsecured notes payable transfers	$90	$893
Accrued interest payable transferred to unsecured notes payable	$697	$743
Class A common equity exchanged for Series C preferred equity	$2,330	$-
Discount on Series C preferred equity exchanged for Class A common equity	$2,043	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements (unaudited)

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business

Shepherd’s Finance, LLC and subsidiaries (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. We are the sole member of two consolidating subsidiaries, 339 Justabout Land Company, LLC and Builder’s Assistance, LLC. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders and invests in land transactions (in 20 states as of June 30, 2025) to:

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

On March 14, 2025, the Company changed the name of its consolidated subsidiary, Shepherd’s Stable Investments, LLC, to Builder’s Assistance, LLC (“Builder’s Assistance”). Builder’s Assistance was established to provide accounting and other business support services to third parties, primarily customers of the Company. Revenue generated from operations at Builder’s Assistance was insignificant during the periods presented.

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis:

	June 30, 2025		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,514	$1,514	$–	$–	$1,514
Individually evaluated loans, net	2,085	2,085	–	–	2,085
Total	$3,599	$3,599	$–	$–	$3,599

	December 31, 2024		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,356	$1,356	$–	$–	$1,356
Individually evaluated loans, net	4,313	4,313	–	–	4,313
Total	$5,669	$5,669	$–	$–	$5,669

The table below is a summary of fair value estimates for financial instruments:

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$1,382	$1,382	$3,347	$3,347
Certificate of deposit*	2,275	2,275	–	–
Loan receivable, net	47,180	47,180	48,387	48,387
Accrued interest on loans	809	809	844	844
Financial Liabilities
Customer interest escrow	779	779	353	353
Notes payable secured, net	20,291	20,291	21,102	21,102
Notes payable unsecured, net	34,442	34,442	35,213	35,213
Accrued interest payable	3,201	3,201	3,280	3,280

*	The certificate of deposit purchased in January 2025 has a maturity date of 24 months. The certificate of deposit is carried at cost which approximates fair value.

3. Segment Reporting

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$-	$2,536	$2,536
Interest expense:
Interest related to secure borrowings	-	327	327
Interest related to unsecured borrowings	-	894	894
Interest expense	-	1,221	1,221

Net interest and fee income	-	1,315	1,315

Less: Provision for credit losses	-	(13)	(13)
Net interest and fee income after provision for credit losses	-	1,328	1,328

Non-Interest Income
Revenue from the sale of land parcels	968	-	968
Option fee income	120	-	120
Other income	-	54	54
Total non-interest income	1,088	54	1,142

Income before non-interest expense	1,088	1,382	2,470

Non-Interest Expense
Cost on the sale of land parcels	968	-	968
Selling, general and administrative	-	957	957
Depreciation and amortization	-	20	20
Loss on foreclosed assets	-	4	4
Total non-interest expense	968	981	1,949

Net income	$120	$401	$521

Net income attributable to preferred equity holders	-	-	265

Net income attributable to common equity holders	$-	$-	$256

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Six Months Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$-	$4,965	$4,965
Interest expense:	-
Interest related to secure borrowings	-	609	609
Interest related to unsecured borrowings	-	1,790	1,790
Interest expense	-	2,399	2,399

Net interest and fee income	-	2,566	2,566

Less: Provision for credit losses	-	120	120
Net interest and fee income after provision for credit losses	-	2,446	2,446

Non-Interest Income
Revenue from the sale of land parcels	2,805	-	2,805
Option fee income	274	-	274
Other income	-	101	101
Total non-interest income	3,079	101	3,180

Income before non-interest expense	3,079	2,547	5,626

Non-Interest Expense
Cost on the sale of land parcels	2,805	-	2,805
Selling, general and administrative	-	1,896	1,896
Depreciation and amortization	-	40	40
Loss on foreclosed assets	-	19	19
Total non-interest expense	2,805	1,955	4,760

Net income	$274	$592	$866

Net income attributable to preferred equity holders	-	-	457

Net income attributable to common equity holders	$-	$-	$409

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended June 30, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,334	$2,334
Interest expense:	–
Interest related to secure borrowings	–	328	328
Interest related to unsecured borrowings	–	895	895
Interest expense	–	1,223	1,223
	–
Net interest and fee income	–	1,111	1,111
	–
Less: Provision for credit losses	–	165	165
Net interest and fee income after provision for credit losses	–	946	946

Non-Interest Income
Revenue from the sale of land parcels	–	–	–
Option fee income	223	–	223
Other income	–	13	13
Gain on foreclosed assets	–	–	–
Total non-interest income	223	13	236

Income before non-interest expense	223	959	1,182

Non-Interest Expense
Cost on the sale of land parcels	–	–	–
Selling, general and administrative	–	586	586
Depreciation and amortization	–	20	20
Loss on foreclosed assets	–	278	278
Total non-interest expense	–	884	884

Net income	$223	$75	$298

Net income attributable to preferred equity holders	–	–	183
	–	–
Net income attributable to common equity holders	$–	$–	$115

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Six Months Ended June 30, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$5,189	$5,189
Interest expense:	–
Interest related to secure borrowings	–	748	748
Interest related to unsecured borrowings	–	1,776	1,776
Interest expense	–	2,524	2,524

Net interest and fee income	–	2,665	2,665

Less: Provision for credit losses	–	387	387
Net interest and fee income after provision for credit losses	–	2,278	2,278

Non-Interest Income
Revenue from the sale of land parcels	–	–	–
Option fee income	371	–	371
Other income	–	28	28
Gain on foreclosed assets	–	–	–
Total non-interest income	371	28	399

Income before non-interest expense	371	2,306	2,677

Non-Interest Expense
Cost on the sale of land parcels	–	–	–
Selling, general and administrative	–	1,415	1,415
Depreciation and amortization	–	41	41
Loss on foreclosed assets	–	479	479
Total non-interest expense	–	1,935	$1,935

Net income	$371	$371	$742

Net income attributable to preferred equity holders	–	–	328

Net income attributable to common equity holders	$–	$–	$414

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total

Total assets as of June 30, 2025	$9,650	$58,321	$–	$67,971

Total assets as of December 31, 2024	$11,977	$57,386	$–	$69,363

4. Real Estate Investment Assets

During February 2025, the Company charged an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the additional lots owned by 339 during February 2025 of $479. As of June 30, 2025, deferred revenue real estate investment was $279.

During the quarter and six months ended June 30, 2025, the Company sold three and eight lots for both revenue and cost of land parcels sold of $968 and $2,805, respectively, which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gains or losses were recognized in the sales for both periods.

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$13,529	$435	$435
Additions from 339 acquisition	–	11,330	11,330
Investments in real estate assets	–	330	–
Proceeds from the sale of real estate investments	(2,805)	(2,998)	–
Additions for construction/development	870	4,432	1,662
Ending balance	$11,594	$13,529	$13,427

Capitalized Interest Activity

The following table is capitalized interest for real estate investment assets:

	June 30, 2025	June 30, 2024

Capitalized interest	$463	$458
Cost of funds	10.01%	11.70%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

5. Loans Receivables, net

Financing receivables are comprised of the following:

	June 30, 2025	December 31, 2024

Loans receivable, gross	$48,819	$51,138
Less: Deferred loan fees	(1,202)	(1,273)
Less: Deposits	(498)	(867)
Plus: Deferred origination costs	244	257
Less: Allowance for credit losses	(183)	(868)
Loans receivable, net	$47,180	$48,387

Commercial Construction and Development Loans

As of June 30, 2025, the Company’s portfolio consisted of 162 construction loans with 54 borrowers and eight development loans with eight borrowers in 20 states.

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2025 and December 31, 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
2025	20	54	162	$89,712	$62,678	$44,778	70	%(3)	5%
2024	20	63	177	$99,462	$67,391	$48,004	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2025 and December 31, 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
2025	6	8	8	$16,206	$5,753	$4,041	25	%(3)	varies
2024	5	6	6	$7,459	$6,262	$3,134	42	%(3)	varies

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivable, net:

	June 30, 2025	December31, 2024	June 30, 2024

Beginning balance	$48,387	$58,130	$58,130
Originations and modifications	26,979	40,728	21,026
Principal collections	(28,389)	(48,578)	(19,912)
Transferred from loans receivables, net	(909)	(2,306)	(8,428)
Change in builder deposit	369	190	(11)
Change in allowance for credit losses	685	(173)	121
Change in loan fees, net	58	396	(287)

Ending balance	$47,180	$48,387	$50,639

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2025:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,213	$54,652	$197
B Credit Risk	2,272	3,455	41
C Credit Risk	698	1,199	17

Development Loans Collectively Evaluated:
A Credit Risk	$3,551	$5,266	$2
B Credit Risk	–	–
C Credit Risk	–	–	–

Nonaccrual Loans Individually Evaluated:	$2,085	$3,859	$–

ACL Unfunded Commitments	–	–	(74)

Total	$48,819	$68,431	$183

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2025:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Nonaccrual Loans Individually Evaluated	$1,952	$133	$–

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

The following is an aging of our gross loan portfolio as of June 30, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$43,764	$43,764	$–	$–	$–	$–
B Credit Risk	2,014	2,014	–	–	–	–
C Credit Risk	698	698	–	–	–	–

Forbearance Loans
B Credit Risk	258	258	–	–	–	–
Nonaccrual loans	–	–	–	–	–	–

Nonaccrual Loans
Secured Loans	2,085	–	1,261	186	–	638
Total	$48,819	$46,734	$1,261	$186	$–	$638

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$41,763	$41,763	$–	$–	$–	$–
B Credit Risk	2,977	2,977	–	–	–	–
C Credit Risk	1,428	1,428	–	–	–	–

Forbearance Loans
Nonaccrual loans	4,476	–	–	1,057	–	3,419

Nonaccrual Loans
Secured Loans	494	–	–	–	–	494
Total	$51,138	$46,168	$–	$1,057	$–	$3,913

Below is an aging schedule of loans receivable as of June 30, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	149	$46,734	95.7%
60-89 days	7	1,261	2.6%
90-179 days	1	186	0.4%
180-269 days	–	–	–%
>270 days	13	638	1.3%

Subtotal	170	$48,819	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	170	$48,819	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Below is an aging schedule of loans receivable as of June 30, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	149	$46,734	95.7%
60-89 days	7	1,261	2.6%
90-179 days	1	186	0.4%
180-269 days	–	–	–%
>270 days	13	638	1.3%

Subtotal	170	$48,819	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	170	$48,819	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the three months June 30, 2025:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of March 31, 2025	$(127)	$(60)	$(9)	$(1)	$–	$(10)	$(642)	$–	$(849)
Charge-offs	–	–	–	–	–	–	670	–	670
Recoveries	–	–	–	–	–	–	-	-	-
Provision for credit losses funded	(18)	33	(1)	–	–	10	(28)	-	(4)
Allowance for credit losses as of June 30, 2025	$(145)	$(27)	$(10)	$(1)	$–	$–	$–	$–	$(183)

Reserve for unfunded commitments as of March 31, 2025	$(55)	$(27)	$(9)	$-	$–	$–	$–	$–	$(91)
Provision for credit losses unfunded	3	13	2	(1)	–	–	–	–	17
Reserve for unfunded commitments as of June 30, 2025	$(52)	$(14)	$(7)	$(1)	$–	$–	$–	$–	$(74)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the six months ended June 30, 2025:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)
Charge-offs	–	–	–	–	–	–	822	–	822
Recoveries	–	–	–	–	–	–	-	(3)	(3)
Provision for credit losses funded	5	1	3	–	–	18	(164)	3	(134)
Allowance for credit losses as of June 30, 2025	$(145)	$(27)	$(10)	$(1)	$–	$–	$–	$–	$(183)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)
Provision for credit losses unfunded	13	(4)	5	–	–	–	–	–	14
Reserve for unfunded commitments as of June 30, 2025	$(52)	$(14)	$(7)	$(1)	$–	$–	$–	$–	$(74)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of December 31, 2024:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	–	–	–	454	52	506
Recoveries	–	–	–	–	–	–	-	(6)	(6)
Provision for credit losses funded	2	(15)	(13)	4	–	(8)	(761)	40	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses unfunded	(6)	9	(12)	(1)	–	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,612 and $22,515 as of June 30, 2025 and December 31, 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of June 30, 2025, and December 31, 2024, the ACL for unfunded commitments was $74 and $88, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration on credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2025		December 31, 2024
	Borrower City	Percent of Loan Commitments	Borrower City	Percent of Loan Commitments

Highest concentration risk	Pittsburgh, PA	26.7%	Pittsburgh, PA	28.9%
Second highest concentration risk	Central and Southwest FL	10.0%	Central and Southwest FL	5.7%
Third highest concentration risk	Greenville, SC	4.9%	Greenville, SC	4.9%

Amounts reported in the Percent of Loan Commitments column as of December 31, 2024, in the table above have been corrected from the quarterly report for the period ended March 31, 2025. This correction had no impact on net income, total assets or equity.

6. Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$1,356	$130	$130
Transferred from loans receivables, net	909	2,306	2,306
Additions for construction in foreclosed assets	92	507	498
Sale proceeds	(824)	(992)	–
Loss on foreclosed assets	(19)	(595)	(479)
Ending balance	$1,514	$1,356	$2,455

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	June 30, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,897	$20,359
Secured line of credit from affiliates	2	408	743
Unsecured line of credit (senior)	3	750	750
Other unsecured debt (senior subordinated)	4	1,824	1,812
Unsecured Notes through our public offering, gross	5	19,679	19,968
Other unsecured debt (subordinated)	5	11,152	11,707
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less deferred financing fees		(103)	(150)
Total		$54,733	$56,315

The following table shows the maturity of outstanding debt as of June 30, 2025:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2025	$22,075	$3,620	$1,642	$16,813
2026	5,976	1,733	4,243	-
2027	11,190	6,463	2,371	2,356
2028	9,431	6,352	3,079	-
2029	5,028	1,511	3,517	-
2030 and thereafter	1,136	-	-	1,136
Total	$54,836	$19,679	$14,852	$20,305

Borrowings that are secured by the Company’s loans receivable are listed as maturing in the current year to align with the expected maturities of the attached collateral. The Company expects to extend a substantial portion of these borrowings by replacing collateral with new loans receivable as the existing collateral is paid down.

Secured Borrowings

Lines of Credit

As of June 30, 2025 and December 31, 2024, the Company had $408 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $1,500 and $2,500 as of June 30, 2025 and December 31, 2024, respectively.

None of our lines of credit have given us notice of nonrenewal as of June 30, 2025. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

During the six months ended June 30, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc. was $350.

United Lines of Credit

During January 2025, the Company entered into a revolving line of credit with United Bank for $2,275 maturing January 2027. The interest rate on this line of credit is 5.5%. As of June 30, 2025, the amount due on the revolving line of credit was $1,135. The line is collateralized by an investment of $2,275 in the certificate of deposit line on the consolidated balance sheets.

During January 2025, the Company entered into a revolving line of credit with United Bank for $725 with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of June 30, 2025, the amount due on the revolving line of credit was $725. The Company’s office in Jacksonville, FL is used as collateral for this line of credit.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $14 as of June 30, 2025. There were no deferred financing costs related to secured borrowings as of December 31, 2024.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	June 30, 2025		December 31, 2024
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,115	$2,356	$7,485	$4,418
S.K. Funding	8,532	6,500	8,229	6,500

Lender
Shuman	307	125	236	125
Jeff Eppinger	6,335	1,500	4,028	1,500
R. Scott Summers	1,479	903	1,361	903
John C. Solomon	686	563	649	563
Judith Swanson	11,314	6,090	10,626	6,000
Total	$35,768	$18,037	$32,614	$20,009

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of June 30, 2025 and December 31, 2024 was 8.96% and 9.09%, respectively, not including the amortization of deferred financing costs.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. Our fourth public notes offering, which was declared effective on September 16, 2022, includes a mandatory early redemption option on all Notes, provided that the proceeds are reinvested. In our historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third and fourth public notes offerings contains a mandatory early redemption option, subject to certain conditions.

The following table is a roll forward of our Notes Program:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Gross Notes outstanding, beginning of period	$19,968	$20,854	$20,854
Notes issued	1,632	5,257	2,229
Note repayments / redemptions	(1,921)	(6,143)	(3,468)

Gross Notes outstanding, end of period	$19,679	$19,968	$19,615

Less deferred financing costs, net	(89)	(150)	(173)

Notes outstanding, net	$19,590	$19,818	$19,442

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Deferred financing costs, beginning balance	$1,060	$939	$939
Additions	52	121	45
Deferred financing costs, ending balance	1,112	1,060	984
Less accumulated amortization	(1,023)	(910)	(811)
Deferred financing costs, net	$89	$150	$173

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Accumulated amortization, beginning balance	$910	$703	$703
Additions	113	207	108
Accumulated amortization, ending balance	$1,023	$910	$811

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	June 30, 2025	December 31, 2024
Unsecured Line of Credit	March 2026	10.0%	$910	$1,000
Unsecured Line of Credit	July 2026	10.0%	500	500
Unsecured Line of Credit - Senior Subordinated	January 2027	10.0%	750	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	-	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	667	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	-	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	-	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	-
Subordinated Promissory Note	April 2029	9.0%	301	-
Unsecured Note - Senior Subordinated	Demand(4)	9.5%	12	-
Subordinated Promissory Note	Varies (3)	10.0%	-	700
			$14,852	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year. As of December 31, 2024 the rate was Prime + 1.5%.

(4)	Due six months after lender gives notice.

8. Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$353	$292	$292
Additions from Pennsylvania loans	-	907	520
Additions from other loans	935	701	324
Interest, fees, principal or repaid to borrower	(509)	(1,547)	(839)
Ending balance	$779	$353	$297

9. Series C Preferred Equity

The Series C Preferred Units have a fixed value of $1 per unit in addition to preferred liquidation and distribution rights. Yearly distributions are payable at a fixed rate, currently 12% of the Series C Preferred Units’ undiscounted value, and are made in quarterly installments as a distribution of income.

Roll forward of Series C Preferred Equity:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$6,430	$4,773	$4,773
Additions from new investment	-	1,200	1,200
Additions from exchange of Class A common equity	2,330	-	-
Discount on exchange of Class A common equity	(2,043)	-	-
Distributions	(392)	(245)	(112)
Additions from net income and reinvestments	457	702	328

Ending balance	$6,782	$6,430	$6,189

All distributions, liquidation rights and conversion features are determined based on the undiscounted value of the Series C preferred equity units, which was $8,825 and $6,430 as of June 30, 2025 and December 31, 2024, respectively.

On March 31, 2025, the Company terminated its relationship with a partner who owned 2,969 units of Class A common equity. Effective April 1, 2025, the Company executed a unit exchange agreement with the respective partner where all 2,969 units of common equity with a carrying value of $287 were exchanged for 2,329.533 units of Series C preferred equity with a fixed value of $2,330. The difference between the carrying value of the Class A common units and the fixed value of the Series C preferred units of $2,043 is reflected as a discount on preferred equity.

On May 30, 2025, the Company redeemed 251.10821 of the Series C preferred equity beneficially owned by the Company’s CEO and his wife, at a redemption price of $251,108.21.

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

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of June 30, 2025:

Year Convertible	Total Amount Convertible

Currently eligible to request conversion	$2,987
2025	198
2026	309
2027	1,333
2028	206
2029 and thereafter	3,792

Total	$8,825

10. Related Party Transactions

As of June 30, 2025, the Company had $842 and $250 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, and the line of credit from the 2007 Daniel M. Wallach Legacy Trust, respectively.

During the quarter ending June 30, 2025, the Company paid off their $700 subordinated promissory note with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers.

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

11. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $19,612 and $22,515 as of June 30, 2025 and December 31, 2024, respectively. There are no additional off-balance sheet arrangements as of June 30, 2025 or December 31, 2024.

12. Selected Quarterly Consolidated Financial Data (Unaudited)

	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2
	2025	2025	2024	2024	2024

Net interest and fee income	$1,315	$1,251	$1,414	$1,258	$1,111
(Recovery of) provision for credit losses	(13)	133	43	332	165
Net interest income after loan loss provision	1,328	1,118	1,371	926	946
Gain on foreclosed assets*	107	–	–	2	–
Revenue from the sale of land parcels	968	1,837	1,397	1,601	–
Option fee income	120	154	222	223	223
Dividend or other income	54	47	42	12	13
Cost of land parcels sold	968	1,837	1,397	1,601	–
SG&A expense	957	939	932	714	586
Depreciation and amortization	20	20	19	20	20
Loss on foreclosed assets*	111	15	118	–	278
Net income	$521	$345	$566	$429	$298

*	Gains and losses on foreclosed assets are reported net in the Consolidated Statement of Operations.

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Selling, general and administrative expenses
Legal and accounting	$239	$185
Salaries and related expenses	1,137	892
Board related expenses	54	54
Advertising	69	30
Rent and utilities	38	44
Loan and foreclosed asset expenses	29	52
Travel	123	80
Other	207	78
Total SG&A	$1,896	$1,415

Other expenses were $207 and $78 for the six months ended June 30, 2025 and 2024, respectively. This increase of $129 in the current year is driven by higher bank fees, entity-level tax and licensing fees and higher insurance costs.

14. Subsequent Events

Management of the Company has evaluated subsequent events through August 8, 2025, the date these interim consolidated financial statements were issued.

On August 6, 2025, the Company completed the sale of its subsidiary, 339 Justabout Land Company, LLC, for total consideration of $10,367. 339 Justabout Land Company operated the Company’s real estate investment segment. This transaction occurred subsequent to the June 30, 2025 reporting period and did not impact the financial position or results of operations presented in these interim financial statements. The Company funded the purchase of 339 Justabout Land, LLC, by increasing the maximum commitment available under an existing credit agreement with the purchasers to $13,450, which includes $10,367 to fund the purchase price.

The Company is in the process of determining the final gain on sale and expects to recognize the transaction in its third quarter financial statements.

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

Overview

During the quarter ended June 30, 2025, the Company continued to focus on the reduction of non-interest earning assets. As of June 30, 2025, the Company had 21 loans classified as nonaccrual with gross loan values of $2,085 compared to 21 loans with gross loan values of $ 4,971 as of December 31, 2024. In addition, as of June 30, 2025, we had four or $1,514 foreclosed assets, net compared to four or $1,356 as of December 31, 2024.

The estimated loss on interest income resulting from non-interest earning assets for the quarter and six months ended June 30, 2025 was $252 and $504 compared to $275 and $550 for the same periods of 2024. Looking ahead, we expect the balance of non-interest earning assets to remain somewhat constant.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2025 and the beginning of 2026:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and nonaccrual assets.
2.	Control SG&A expenses.
3.	Maintain gross margin prior to loan loss.
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Manage loan loss and impairment expense.
6. 7.	Reduce our cost of funds, which in turn reduces our interest rate charged to our customers. Expand our customer base and increase revenues in the Builder’s Assistance program.

While some geographic markets are seeing some declines in pricing at some price levels, generally we are not seeing reductions in selling prices as something that is creating losses for us. There is still a housing shortage, and many homeowners are not moving out of their sub 3% interest rates. The tariff situation is providing some general uncertainty nationwide, but from a cost perspective to our homebuilder customers, this is not a major factor for them today (though it may be more significant in the future). The National Association of Homebuilders has a very low estimate of the cost of the tariffs for builders. The larger risk to our builders is a risk of the sales market due to general uncertainty of their customers. We have not seen a slowdown in payoffs from our customers. Home prices in many markets are falling. In particular, home prices in the “move up” market are dropping. These are homes being sold in the mid-price range, not the starter homes or the high end homes. These drops may eventually cause more builder failures and losses. We believe that long term interest rates for our builders’ customers will be lower by fall of 2026 than they are today, so we don’t intend to curtail lending today.

We had $47,180 and $48,387 in loan receivables, net as of June 30, 2025 and December 31, 2024, respectively. Loans receivables decreased $1,207 as of June 30, 2025 compared to December 31, 2024 due primarily to the reclass of $909 to foreclosed assets and an increase in payoffs. As of June 30, 2025, the Company’s portfolio consisted of 162 construction loans with 54 borrowers and eight development loans with eight borrowers in 20 states.

In addition, during the six months ended June 30, 2025, the Company sold eight 339 lots for both revenue and cost of land parcels sold of $2,805. No gains or losses were recognized from the sale of the land parcels during the six months ended June 30, 2025. During the six months ended June 30, 2024, there were no sales of land parcels.

Net cash provided by operations increased $1,685 to $3,617 for the six months ended June 30, 2025 compared to the same period of 2024. The increase in operating cash flow was due primarily to proceeds from the sale of 339 land parcels of $2,805 offset by changes in other assets.

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

Change in Fair Value Assumption	June 30, 2025 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$4,173

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up” except to the extent that previously recognized reserves may be reduced or eliminated if the fair value of collateral increases on loans that are individually evaluated.

** Assumes the loans were non-performing and a book amount of the loans outstanding of $47,180.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	June 30, 2025 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$529

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up” except to the extent that we remove previously established reserves if the fair value of the property increases after initial impairment. All other T gains would be recognized upon asset disposal.

** Assumes a book amount of the foreclosed assets of $1,514.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Interest Income		*		*		*		*
Interest income on loans	$1,872	15%	$1,818	13%	$3,786	15%	$4,085	14%

Fee income on loans	816	6%	691	5%	1,482	6%	1,443	5%
Deferred loan fees	(152)	(1)%	(175)	(1)%	(303)	(1)%	(339)	(1)%
Fee income on loans, net	664	5%	516	4%	1,179	5%	1,104	4%

Interest and fee income on loans	2,536	20%	2,334	17%	4,965	20%	5,189	18%

Interest expense unsecured	835	7%	843	6%	1,677	7%	1,669	6%
Interest expense secured	327	3%	328	3%	609	3%	748	3%
Amortization offering costs	59	-%	52	-%	113	-%	107	-%
Interest expense	1,221	10%	1,223	9%	2,399	10%	2,524	9%
Net interest and fee income (spread)	$1,315	10%	$1,111	8%	$2,566	10%	$2,665	9%

Weighted average outstanding loan asset balance **	$51,014		$54,081		$50,348		$56,553

*Annualized amount as percentage of weighted average outstanding gross loan balance

**The weighted average outstanding loan balance decreased due to the reclass of our 339 development loan to real estate investments during February 2024.

Primarily three main components impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). Our loan originations include interest rates which are based on our cost of funds, with a minimum rate of 10.25%. Primarily, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity). For the quarter ended June 30, 2025, interest income on loans was 15% compared to 13% for the same period of 2024. For the six months ended June 30, 2025, interest income on loans was 15% compared to 14% for the same period of 2024.

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

Fee income on loans before deferred loan fee adjustments was 5% for both the quarters and six months ended June 30, 2025 compared to 4% for the same periods of 2024.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of June 30, 2025 and December 31, 2024, foreclosed assets were $1,514 and $1,356, respectively, which resulted in a negative impact to our interest spread.

Provision for Credit Losses

Provision for credit losses (expense throughout the period) was $120 and $387 for the six months ended June 30, 2025 and 2024, respectively.

The allowance for credit losses as of June 30, 2025 and December 31, 2024, was $183 and $868, respectively. The decrease in the allowance for credit losses is due to the reduction of certain individually evaluated loan assets. As of June 30, 2025 nonaccrual loans, net, decreased to 21 or $2,085 compared to 21 or $4,313 as of December 31, 2024. The decrease is a result of several payoffs in 2025 of loans with substantial reserves as of December 31, 2024. The Company believes it has properly reserved for all foreclosed and individually evaluated loans.

Non-Interest Income

Revenue from the Sale of Land Parcels

During the quarter and six months ended June 30, 2025, the Company sold three and eight 339 land parcels and recognized $968 and 2,805, respectively. No 339 land parcels were sold during the same periods of 2024.

Option Fee Income

During the quarter and six months ended June 30, 2025, the Company recognized 339 option fee income of $120 and $274, respectively. During the quarter and six months ended June 30, 2024, the Company recognized 339 option fee income of $223 and $371, respectively.

Other Income

During the six months ended June 30, 2025 and 2024, we consulted for three and two of our construction and development loan customers; respectively, which included accounting guidance. Other income related to our consulting fees were $101 and $28 for the six month periods ending June 30, 2025 and 2024, respectively. We anticipate continuing our consulting services to our customers on an as needed basis during 2025.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays SG&A expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Legal and accounting	$93	$65	$239	$185
Salaries and related expenses	602	402	1,137	892
Board related expenses	27	27	54	54
Advertising	14	(4)	69	30
Rent and utilities	22	16	38	44
Loan and foreclosed asset expenses	27	33	29	52
Travel	77	35	123	80
Other	95	12	207	78
Total SG&A	$957	$586	$1,896	$1,415

Our SG&A expense increased $371 to $957 during the quarter ended June 30, 2025 compared to the same period of 2024. The change in SG&A during the quarter ended June 30, 2025 compared to the same period of the prior year was primarily due to higher salaries and related expenses and other of $200 and $83, respectively. The increase in salaries and related expenses related to additional employees hired during the period ending June 30, 2025 which resulted in higher compensation costs. The increase in other was due primarily to timing of property tax expenses, and higher office supplies.

Other expenses were $207 and $78 for the six months ended June 30, 2025 and 2024, respectively. This increase of $129 in the current year is driven by higher bank fees, entity-level tax and licensing fees and higher insurance costs.

Loss on Foreclosed Assets

During the six months ended June 30, 2025, we transferred two loan receivable assets to foreclosed assets, which resulted in a loss on foreclosure of $18. During the six months ended June 30, 2024, we transferred six loan receivable assets to foreclosed assets, which resulted in a loss on foreclosure of $159.

Cost of Land Parcels Sold

During the quarter and six months ended June 30, 2025, the Company sold three and eight 339 land parcels and recognized cost on the sales of $968 and $2,805, respectively. No 339 land parcels were sold during the same period of 2024.

Consolidated Financial Position

Loans Receivables, net

The following is a roll forward of loans receivable, gross to net:

	June 30, 2025	December 31, 2024

Loans receivable, gross	$48,819	$51,138
Less: Deferred loan fees	(1,202)	(1,273)
Less: Deposits	(498)	(867)
Plus: Deferred origination costs	244	257
Less: Allowance for credit losses	(183)	(868)
Loans receivable, net	$47,180	$48,387

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as June 30, 2025:

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2		5	$2,259	$1,504	$1,035	67%		5%
California	1		1	3,210	1,750	1,412	55%		5%
Connecticut	1		5	2,610	1,691	1,077	65%		5%
Florida	8		55	20,143	14,466	10,559	72%		5%
Georgia	6		9	4,880	3,044	1,664	62%		5%
Idaho	1		1	751	462	75	62%		5%
Illinois	1		1	1,500	815	262	54%		5%
Louisiana	3		5	1,170	859	806	73%		5%
Michigan	3		3	2,181	1,273	767	58%		5%
Mississippi	1		1	369	258	258	70%		5%
New Jersey	2		5	2,193	1,839	1,334	84%		5%
New York	1		1	650	455	106	70%		5%
North Carolina	5		8	4,921	3,142	2,029	64%		5%
Ohio	1		1	400	280	279	70%		5%
Pennsylvania	2		16	19,672	16,486	13,888	84%		5%
South Carolina	10		36	17,405	10,926	6,580	63%		5%
Tennessee	4		5	1,626	1,136	530	70%		5%
Utah	1		1	430	295	273	69%		5%
Virginia	1		2	592	362	210	61%		5%
Wyoming	1		1	2,750	1,635	1,634	59%		5%
Total	55	(4)	162	$89,712	$62,678	$44,778	70	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One borrower has loans in two states – Georgia and South Carolina.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2024:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$890	$634	$633	71%		5%
California	1	1	3,210	1,750	1,346	55%		5%
Connecticut	1	2	1,040	728	389	70%		5%
Florida	10	42	16,089	11,081	6,874	69%		5%
Georgia	3	6	3,301	2,037	878	62%		5%
Idaho	1	4	1,462	1,060	661	73%		5%
Illinois	1	1	1,727	992	1,781	57%		5%
Louisiana	4	6	1,613	1,169	1,031	72%		5%
Michigan	1	1	890	481	27	54%		5%
Mississippi	1	1	369	258	258	70%		5%
New Jersey	2	4	1,585	1,362	1,122	86%		5%
New York	1	1	650	455	105	70%		5%
North Carolina	9	18	10,737	6,642	4,786	62%		5%
Ohio	3	3	1,275	857	1,074	67%		5%
Pennsylvania	2	22	24,449	18,065	15,192	74%		5%
South Carolina	13	49	22,057	14,309	7,438	65%		5%
Tennessee	3	4	1,334	893	748	67%		5%
Texas	2	3	2,320	1,844	1,567	79%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	3	4	1,546	982	672	64%		5%
Total	63	177	$99,462	$67,391	$48,004	68	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2025:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	3	3	12,106	2,800	1,844	15%		7%
Georgia	1	1	307	275	81	26%		7%
New Jersey	1	1	88	56	56	64%		7%
North Carolina	1	1	406	185	185	46%		7%
Pennsylvania	1	1	1,643	1,950	1,385	84%		varies
South Carolina	1	1	1,656	487	490	30%		7%
Total	8	8	$16,206	$5,753	$4,041	25	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2024:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	2	2	2,469	1,500	268	11%		7%
Georgia	1	1	346	275	159	46%		7%
New York	1	1	300	300	300	100%		7%
Pennsylvania	1	1	2,484	3,700	1,919	77%		varies
South Carolina	1	1	1,860	487	488	26%		7%
Total	6	6	$7,459	$6,262	$3,134	42	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables, net:

	June 30, 2025	December 31, 2024	June 30, 2024

Beginning balance	$48,387	$58,130	$58,130
Originations and modifications	26,979	40,728	21,026
Principal collections	(28,389)	(48,578)	(19,912)
Transferred from loans receivables, net	(909)	(2,306)	(8,428)
Change in builder deposit	369	190	(11)
Change in allowance for credit losses	685	(173)	121
Change in loan fees, net	58	396	(287)

Ending balance	$47,180	$48,387	$50,639

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2025:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$40,213	$54,652	$197
B Credit Risk	2,272	3,455	41
C Credit Risk	698	1,199	17

Development Loans Collectively Evaluated:
A Credit Risk	$3,551	$5,266	$2
B Credit Risk	-	-	-
C Credit Risk	-	-	-

Secured Nonaccrual Loans Individually Evaluated:	$2,085	$3,859	$-

ACL Unfunded Commitments	-	-	(74)

Total	$48,819	$68,431	$183

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2025:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Secured Nonaccrual Loans Individually Evaluated	$1,952	$133	$–

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

The following is an aging of our gross loan portfolio as of June 30, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$43,764	$43,764	$-	$-	$-	$-
B Credit Risk	2,014	2,014	-	-	-	-
C Credit Risk	698	698	-	-	-	-

Forbearance Loans
B Credit Risk	258	258	-	-	-	-
Secured Nonaccrual loans	-	-	-	-	-	-

Nonaccrual Loans
Secured Loans	2,085	-	1,261	186	-	638
Total	$48,819	$46,734	$1,261	$186	$-	$638

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Performing Loans
A Credit Risk	$41,763	$41,763	$–	$–	$–	$–
B Credit Risk	2,977	2,977	–	–	–	–
C Credit Risk	1,428	1,428	–	–	–	–

Forbearance Loans
Secured Nonaccrual loans	4,476	–	–	1,057	–	3,419

Nonaccrual Loans
Secured Loans	494	–	–	–	–	494
Total	$51,138	$46,168	$–	$1,057	$–	$3,913

Below is an aging schedule of loans receivable as of June 30, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	149	$46,734	95.7%
60-89 days	7	1,261	2.6%
90-179 days	1	186	0.4%
180-269 days	-	-	-%
>270 days	13	638	1.3%

Subtotal	170	$48,819	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	-	$-	-%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	—	$-	-%

Total	170	$48,819	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Below is an aging schedule of loans receivable as of June 30, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	149	$46,734	95.7%
60-89 days	7	1,261	2.6%
90-179 days	1	186	0.4%
180-269 days	–	–	–%
>270 days	13	638	1.3%

Subtotal	170	$48,819	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	170	$48,819	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the three months ended June 30, 2025:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of March 31, 2025	$(127)	$(60)	$(9)	$(1)	$–	$(10)	$(642)	$–	$(849)
Charge-offs	–	–	–	–	–	–	670	–	670
Recoveries	–	–	–	–	–	–	-	-	-
Provision for credit losses funded	(18)	33	(1)	–	–	10	(28)	-	(4)
Allowance for credit losses as of June 30, 2025	$(145)	$(27)	$(10)	$(1)	$–	$–	$–	$–	$(183)

Reserve for unfunded commitments as of March 31, 2025	$(55)	$(27)	$(9)	$-	$–	$–	$–	$–	$(91)
Provision for credit losses unfunded	3	13	2	(1)	–	–	–	–	17
Reserve for unfunded commitments as of June 30, 2025	$(52)	$(14)	$(7)	$(1)	$–	$–	$–	$–	$(74)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the six months ended June 30, 2025:

	Performing Loans						Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk	B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(1)	$–	$(18)	$(658)	$–	$(868)
Charge-offs	–	–	–	–	–	–	822	–	822
Recoveries	–	–	–	–	–	–	-	(3)	(3)
Provision for credit losses funded	5	1	3	–	–	18	(164)	3	(134)
Allowance for credit losses as of June 30, 2025	$(145)	$(27)	$(10)	$(1)	$–	$–	$–	$–	$(183)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$(1)	$–	$–	$–	$–	$(88)
Provision for credit losses unfunded	13	(4)	5	–	–	–	–	–	14
Reserve for unfunded commitments as of June 30, 2025	$(52)	$(14)	$(7)	$(1)	$–	$–	$–	$–	$(74)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of December 31, 2024:

	Performing Loans							Nonaccrual loans
	Construction			Development
	A Credit Risk	B Credit Risk	C Credit Risk	A Credit Risk		B Credit Risk	C Credit Risk	Secured	Unsecured	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$	(5)	$–	$(10)	$(351)	$(86)	$(695)
Reclassification of ACL on unfunded commitments	59	19	–		–	–	–	–	–	78
Charge-offs	–	–	–		–	–	–	454	52	506
Recoveries	–	–	–		–	–	–	-	(6)	(6)
Provision for credit losses funded	2	(15)	(13)		4	–	(8)	(761)	40	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)		$(1)	$–	$(18)	$(658)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–		$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitments	(59)	(19)	–		–	–	–	–	–	(78)
Provision for credit losses unfunded	(6)	9	(12)		(1)	–	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)		$(1)	$–	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,612 and $22,515 as of June 30, 2025 and December 31, 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of June 30, 2025, and December 31, 2024, the ACL for unfunded commitments was $74 and $88, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2025		December 31, 2024
	Borrower City	Percent of Loan Commitments	Borrower City	Percent of Loan Commitments

Highest concentration risk	Pittsburgh, PA	26.7%	Pittsburgh, PA	28.9%
Second highest concentration risk	Central and Southwest FL	10.0%	Central and Southwest FL	5.7%
Third highest concentration risk	Greenville, SC	4.9%	Greenville, SC	4.9%

Amounts reported in the Percent of Loan Commitments column as of December 31, 2024, in the table above have been corrected from the quarterly report for the period ended March 31, 2025. This correction had no impact on net income, total assets or equity.

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$1,356	$130	$130
Transferred from loans receivables, net	909	2,306	2,306
Additions for construction in foreclosed assets	92	507	498
Sale proceeds	(824)	(992)	-
Loss on foreclosed assets	(19)	(595)	(479)
Ending balance	$1,514	$1,356	$2,455

Segment Reporting

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,536	$2,536
Interest expense:
Interest related to secure borrowings	–	327	327
Interest related to unsecured borrowings	–	894	894
Interest expense	–	1,221	1,221

Net interest and fee income	–	1,315	1,315
	–
Less: Provision for credit losses	–	(13)	(13)
Net interest and fee income after provision for credit losses	–	1,328	1,328

Non-Interest Income
Revenue from the sale of land parcels	968	–	968
Option fee income	120	–	120
Other income	–	54	54
Total non-interest income	1,088	54	1,142

Income before non-interest expense	1,088	1,382	2,470

Non-Interest Expense
Cost on the sale of land parcels	968	–	968
Selling, general and administrative	–	957	957
Depreciation and amortization	–	20	20
Loss on foreclosed assets	–	4	4
Total non-interest expense	968	981	1,949

Net income	$120	$401	$521

Net income attributable to preferred equity holders	–	–	265
	–	–
Net income attributable to common equity holders	$–	$–	$256

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Six Months Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$4,965	$4,965
Interest expense:	–
Interest related to secure borrowings	–	609	609
Interest related to unsecured borrowings	–	1,790	1,790
Interest expense	–	2,399	2,399

Net interest and fee income	–	2,566	2,566

Less: Provision for credit losses	–	120	120
Net interest and fee income after provision for credit losses	–	2,446	2,446

Non-Interest Income
Revenue from the sale of land parcels	2,805	–	2,805
Option fee income	274	–	274
Other income	–	101	101
Total non-interest income	3,079	101	3,180

Income before non-interest expense	3,079	2,547	5,626

Non-Interest Expense
Cost on the sale of land parcels	2,805	–	2,805
Selling, general and administrative	–	1,896	1,896
Depreciation and amortization	–	40	40
Loss on foreclosed assets	–	19	19
Total non-interest expense	2,805	1,955	4,760

Net income	$274	$592	$866

Net income attributable to preferred equity holders	–	–	457

Net income attributable to common equity holders	$–	$–	$409

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended June 30, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,334	$2,334
Interest expense:	–
Interest related to secure borrowings	–	328	328
Interest related to unsecured borrowings	–	895	895
Interest expense	–	1,223	1,223
	–
Net interest and fee income	–	1,111	1,111
	–
Less: Provision for credit losses	–	165	165
Net interest and fee income after provision for credit losses	–	946	946

Non-Interest Income
Revenue from the sale of land parcels	–	–	–
Option fee income	223	–	223
Other income	–	13	13
Total non-interest income	223	13	236

Income before non-interest expense	223	959	1,182

Non-Interest Expense
Cost on the sale of land parcels	–	–	–
Selling, general and administrative	–	586	586
Depreciation and amortization	–	20	20
Loss on foreclosed assets	–	278	278
Total non-interest expense	–	884	884

Net income	$223	$75	$298

Net income attributable to preferred equity holders	–	–	183
	–	–
Net income attributable to common equity holders	$–	$–	$115

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Six Months Ended June 30, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$5,189	$5,189
Interest expense:	–
Interest related to secure borrowings	–	748	748
Interest related to unsecured borrowings	–	1,776	1,776
Interest expense	–	2,524	2,524

Net interest and fee income	–	2,665	2,665

Less: Provision for credit losses	–	387	387
Net interest and fee income after provision for credit losses	–	2,278	2,278

Non-Interest Income
Revenue from the sale of land parcels	–	–	–
Option fee income	371	–	371
Other income	–	28	28
Total non-interest income	371	28	399

Income before non-interest expense	371	2,306	2,677

Non-Interest Expense
Cost on the sale of land parcels	–	–	–
Selling, general and administrative	–	1,415	1,415
Depreciation and amortization	–	41	41
Loss on foreclosed assets	–	479	479
Total non-interest expense	–	1,935	1,935

Net income	$371	$371	$742

Net income attributable to preferred equity holders	–	–	328

Net income attributable to common equity holders	$–	$–	$414

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total

Total assets as of June 30, 2025	$9,650	$58,321	$–	$67,971

Total assets as of December 31, 2024	$11,977	$57,386	$–	$69,363

Real Estate Investment Assets

During February 2025, the Company charged an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the additional lots owned by 339 during February 2025 of $479. As of June 30, 2025, deferred revenue real estate investment was $279.

During the quarter and six months ended June 30, 2025, the Company sold three and eight lots for both revenue and cost of land parcels sold of $968 and $2,805, respectively, which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gains or losses were recognized in the sales for both periods.

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$13,529	$435	$435
Additions from 339 acquisition	–	11,330	11,330
Investments in real estate assets	–	330	–
Proceeds from the sale of real estate investments	(2,805)	(2,998)	–
Additions for construction/development	870	4,432	1,662
Ending balance	$11,594	$13,529	$13,427

Capitalized Interest Activity

The following table is capitalized interest for real estate investment assets:

	June 30, 2025	June 30, 2024

Capitalized interest	$463	$458
Cost of funds	10.01%	11.70%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

Customer Interest Escrow

Below is a roll forward of interest escrow:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$353	$292	$292
Additions from Pennsylvania loans	-	907	520
Additions from other loans	935	701	324
Interest, fees, principal or repaid to borrower	(509)	(1,547)	(839)
Ending balance	$779	$353	$297

Related Party Borrowings

As of June 30, 2025, the Company had $842 and $250 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, and the line of credit from the 2007 Daniel M. Wallach Legacy Trust.

During the quarter ending June 30, 2025, the Company paid off their $700 subordinated promissory note with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers.

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

Secured Borrowings

As of June 30, 2025 and December 31, 2024, the Company had $408 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $1,500 and $2,500 as of June 30, 2025 and December 31, 2024, respectively.

None of our lines of credit have given us notice of nonrenewal as of June 30, 2025. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

During the quarter ended June 30, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc. was $350.

United Lines of Credit

During January 2025, we entered into a revolving line of credit with United bank for $2,275 maturing January 2027. The interest rate on this line of credit is 5.5%. As of June 30, 2025, the amount due on the revolving line of credit was $1,135. The line is collateralized by an investment of $2,275 in the certificate of deposit line on the consolidated balance sheets.

During January 2025, we entered into a revolving line of credit with United Bank for $725 with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of June 30, 2025, the amount due on the revolving line of credit was $725. The Company’s office in Jacksonville, FL is used as collateral for this line of credit.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $14 as of June 30, 2025. There were no deferred financing costs related to secured borrowings as of December 31, 2024.

Borrowings secured by loan assets are summarized below:

	June 30, 2025		December 31, 2024
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$7,115	$2,356	$7,485	$4,418
S.K. Funding	8,532	6,500	8,229	6,500

Lender
Shuman	307	125	236	125
Jeff Eppinger	6,335	1,500	4,028	1,500
R. Scott Summers	1,479	903	1,361	903
John C. Solomon	686	563	649	563
Judith Swanson	11,314	6,090	10,626	6,000

Total	$35,768	$18,037	$32,614	$20,009

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program at June 30, 2025 and December 31, 2024 was 8.96% and 9.09%, respectively, not including the amortization of deferred financing costs.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. Our fourth public notes offering, which was declared effective on September 16, 2022, includes a mandatory early redemption option on all Notes, provided that the proceeds are reinvested. In our historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third and fourth public notes offerings contain a mandatory early redemption option, subject to certain conditions.

The following table is a roll forward of our Notes Program:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Gross Notes outstanding, beginning of period	$19,968	$20,854	$20,854
Notes issued	1,632	5,257	2,229
Note repayments / redemptions	(1,921)	(6,143)	(3,468)

Gross Notes outstanding, end of period	$19,679	$19,968	$19,615

Less deferred financing costs, net	(89)	(150)	(173)

Notes outstanding, net	$19,590	$19,818	$19,442

The following is a roll forward of deferred financing costs:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Deferred financing costs, beginning balance	$1,060	$939	$939
Additions	52	121	45
Deferred financing costs, ending balance	1,112	1,060	984
Less accumulated amortization	(1,023)	(910)	(811)
Deferred financing costs, net	$89	$150	$173

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Accumulated amortization, beginning balance	$910	$703	$703
Additions	113	207	108
Accumulated amortization, ending balance	$1,023	$910	$811

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	June 30, 2025	December 31, 2024
Unsecured Line of Credit	March 2026	10.0%	910	1,000
Unsecured Line of Credit	July 2026	10.0%	500	500
Unsecured Line of Credit - Senior Subordinated	January 2027	10.0%	750	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	-	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	100	100
Subordinated Promissory Note	December 2025	8.0%	180	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	667	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	-	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	-	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	-
Subordinated Promissory Note	April 2029	9.0%	301	-
Unsecured Note - Senior Subordinated	Demand (4)	9.5%	12	-
Subordinated Promissory Note	Varies (3)	10.0%	-	700
			$14,852	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year. As of December 31, 2024 the rate was Prime + 1.5%.

(4)	Due six months after lender gives notice.

Preferred Equity and Members’ Capital

The Series C Preferred Units have a fixed value of $1 per unit in addition to preferred liquidation and distribution rights. Yearly distributions are payable at a fixed rate, currently of 12% of the Series C Preferred Units’ undiscounted value, and are made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024	Six Months Ended June 30, 2024

Beginning balance	$6,430	$4,773	$4,773
Additions from new investment	-	1,200	1,200
Additions from exchange of Class A common equity	2,330	-	-
Discount on exchange of Class A common equity	(2,043)	-	-
Distributions	(392)	(245)	(112)
Additions from reinvestments	457	702	328

Ending balance	$6,782	$6,430	$6,189

All distributions, liquidation rights and conversion features are determined based on the undiscounted value of the Series C preferred equity units, which was $8,825 and $6,430 as of June 30, 2025 and December 31, 2024, respectively.

On March 31, 2025, the Company terminated its relationship with a partner who owned 2,969 units of Class A common equity. Effective April 1, 2025, the Company executed a unit exchange agreement with the respective partner where all 2,969 units of common equity with a carrying value of $287 were exchanged for 2,329.533 units of Series C preferred equity with a fixed value of $2,330. The difference between the carrying value of the Class A common units and the fixed value of the Series C preferred units of $2,043 is reflected as a discount on preferred equity.

On May 30, 2025, the Company redeemed 251.10821 of the Series C preferred equity beneficially owned by the Company’s CEO and his wife, at a redemption price of $251,108.21.

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

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of June 30, 2025:

Year Convertible	Total Amount Convertible

Currently eligible to request conversion	$2,987
2025	198
2026	309
2027	1,333
2028	206
2029 and thereafter	3,792

Total	$8,825

We strive to maintain a reasonable (about 15%) balance between (1) preferred equity plus members’ capital and (2) total assets. Using undiscounted Series C value, the ratio of preferred equity plus members’ capital to total assets was 15.4% and 12.4% as of June 30, 2025 and December 31, 2024, respectively. Using the discounted Series C equity value, the ratio of preferred equity plus members’ capital to total assets is 12.4% as of June 30, 2025. We anticipate this ratio to increase as more earnings are retained in 2026 and additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$19,897	$20,359
Secured line of credit from affiliates	2	408	743
Unsecured line of credit (senior)	3	750	750
Other unsecured debt (senior subordinated)	4	1,824	1,812
Unsecured Notes through our public offering, gross	5	19,679	19,968
Other unsecured debt (subordinated)	5	11,152	11,707
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less deferred financing fees		(103)	(150)
Total		$54,733	$56,315

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of June 30, 2025 and December 31, 2024, we had combined loans outstanding of 170 and 183, respectively. In addition, loans receivables were $48,819 and $51,138 as of June 30, 2025 and December 31, 2024, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,612 and $22,515 as of June 30, 2025, and December 31, 2024, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of June 30, 2025. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Originations and modifications for the first half of 2025 and 2024 were $26,979 and $21,026, respectively. We expect to continue to have stronger originations through the remainder of 2025.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of June 30, 2025	As of December 31, 2024
Secured debt, net of deferred financing costs	$20,291	$21,102
Unsecured debt, net of deferred financing costs	$34,442	$35,213
Members’ Capital	$8,440	$8,573
Cash and cash equivalents	$1,382	$3,347

As of June 30, 2025 and December 31, 2024, cash and cash equivalents was $1,382 and $3,347, respectively.

Secured debt, net of deferred financing costs decreased $811 to $20,291 as of June 30, 2025, compared to $21,102 for the year ended December 31, 2024. The decrease in secured debt was due primarily to repayments to our loan purchase and sale agreements lenders.

Unsecured debt, net of deferred financing costs decreased $771 to $34,442 as of June 30, 2025, compared to $35,213 as of December 31, 2024.

Members’ Capital decreased $133 to $8,440 as of June 30, 2025, compared to $8,573 as of December 31, 2024.

We anticipate equity to remain approximately the same and not change during the six months subsequent to June 30, 2025, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2025 is $22,075, which consists of secured borrowings of $16,813 and unsecured borrowings of $4,662.

Secured borrowings maturing through the year ending December 31, 2025 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and several lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral.

The following are secured facilities listed as principal maturing in 2025 with actual maturity and renewal dates:

●	Swanson – $6,090 with various due dates and automatically renews unless notice given;
●	Shuman – $125 due July 2026 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2026 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2026;
●	Builder Finance, Inc – $2,356 with no expiration date;
●	New LOC Agreements - $2,965 generally one-month notice and nine months to reduce principal balance to zero;
●	Line of credits with affiliates - $408 and due upon demand
●	Line of credit United Bank - $725 due January 2030
●	CEDARS United Bank - $1,135 due January 2027

Unsecured borrowings due by December 31, 2025, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $3,620 and $1,642, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. During the last twelve months, approximately 76% of our Note holders reinvested upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturity through investments in our Notes Program.

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years. In most of our markets, prices of homes sold are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). However, we anticipate significant declines in home values in some markets over the next 12 months. Specifically, we expect prices of mid-range homes are most likely to drop by the largest percentage, as those sales are mostly based on interest rate and price. The low-priced homes are based on rate and price, but also on trends is rent rates, and rent rates continue to rise. The high-end market is currently resilient, which seems to be based more on the economy and stock market.

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

While most central banks worldwide have lowered their short term rates more than the United States Federal Reserve (the “Fed”), we think the logic from the Fed is based on concerns over tariffs. We also note, based on the July 2025 FOMC statement, the Fed has been gradually reducing its holdings of mortgage-backed securities by capping reinvestments at $35 billion per month. This pace is expected to continue. On top of that, as of April 30, 2025, the U.S. Office of Debt Management estimated that nearly one-third of the national debt was scheduled to mature within one year . Those things all lead to higher than desired interest rates. The Company believes that next fall many of these items will have run their course, and rates mortgage rates for our customers’ buyers will be lower, aiding the homebuilding industry and those financing the builders.

Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates. Both the short- and long-term interest rates have risen slightly to historically normal levels, which we expect to drop by fall 2025.

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

Below is a graph showing single family housing-starts from 2000 through today which is provided by Federal Reserve Economic Data (“FRED):

Off-Balance Sheet Arrangements

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $19,612 and $22,515 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had no additional off-balance sheet transactions, nor do we currently have any other such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended June 30, 2025:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	33.30647	$33,306.47
Gregory L. Sheldon and Madeline M. Sheldon	26.37340	26,373.40
Schultz Family Living Trust	6.03515	6,035.15
Fernando Ascencio and Lorraine Carol Ascencio	11.29266	11,292.66
Mark and Tris Ann Garboski	37.87783	37,877.83
Total	114.88551	$114,885.51

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

(b)

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of June 30, 2025, we issued $27,192 in Notes pursuant to our current public offering. As of June 30, 2025, we incurred expenses of $426 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of June 30, 2025 were $26,766 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2025, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

3.6	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2024, Commission File No. 333-224557.

3.7	Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC , incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 22, 2024, Commission File No. 333-224557.

4.1	Indenture Agreement (including Form of Note) dated September 16, 2022, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 16, 2022, Commission File No. 333-263759

10.1	Unit Exchange Agreement, dated May 30, 2025, by and between Shepherd’s Finance, LLC and William Myrick, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2025, Commission File No. 333-263759

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Inline XBRL Cover Page Interactive Data File

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 8, 2025	By:	/s/ Theodore Westwood
Theodore Westwood
Chief Financial Officer

