Form 10-Q
period 2025-09-30
Shepherd's Finance, LLC
filed 2025-11-14
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets

(in thousands of dollars)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,575	$3,347
Certificates of deposit	972	–
Certificates of deposit, restricted (Note 7)	1,303	–
Accrued interest receivable	1,014	844
Loans receivable, net	59,289	49,254
Real estate investments	1,981	13,529
Foreclosed assets, net	1,323	1,356
Premises and equipment	797	805
Other assets	1,621	1,095
Total assets	$69,875	$70,230
Liabilities, Preferred Equity, and Members’ Capital
Refundable prepaid interest	$1,359	$353
Loan Deposits	684	867
Accounts payable and accrued expenses	773	768
Accrued interest payable	3,167	3,280
Notes payable secured, net of deferred financing costs	18,784	21,102
Notes payable unsecured, net of deferred financing costs	36,549	35,213
Deferred revenue – real estate investments	–	74
Total liabilities	$61,316	$61,657
Commitments and Contingencies (Note 11)
Members’ Capital
Series C preferred equity, net of discounts of $2,043 and $0, respectively	6,908	6,430
Class A common equity	1,651	2,143
Members’ capital	$8,559	$8,573
Total liabilities, preferred equity and members’ capital	$69,875	$70,230

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2025	2024	2025	2024
Interest Income
Interest and fee income on loans	$2,914	$2,476	$7,879	$7,665
Interest expense:
Interest related to secured borrowings	451	318	1,060	1,066
Interest related to unsecured borrowings	888	900	2,678	2,676
Interest expense	1,339	1,218	3,738	3,742

Net interest and fee income	1,575	1,258	4,141	3,923

Less: Provision for credit losses	179	332	299	719

Net interest and fee income after provision for credit losses	1,396	926	3,842	3,204

Non-Interest Income
Revenue from the sale of land parcels	–	1,601	2,805	1,601
Option fee income	40	223	314	594
Gain on sale of 339 Justabout Land Company	193	–	193	–
Other income	52	12	153	40
Total non-interest income	285	1,836	3,465	2,235

Income before non-interest expense	1,681	2,762	7,307	5,439

Non-Interest Expense
Cost of land parcels sold	–	1,601	2,805	1,601
Selling, general and administrative	1,061	714	2,957	2,129
Depreciation and amortization	16	20	56	61
Loss (gain) on foreclosed assets	85	(2)	104	477
Total non-interest expense	1,162	2,333	5,922	4,268

Net income	$519	$429	$1,385	$1,171

Net income attributable to preferred equity holders	263	185	720	513

Net income attributable to common equity holders	$256	$244	$665	$658

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Nine Months Ended September 30, 2025

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2025	$6,430	$2,143	$8,573
Net income attributable to Class A common equity	–	153	153
Net income attributable to Series C equity	192	–	192
Distributions to Series C equity	(66)	–	(66)
Distributions to Class A common equity	–	(387)	(387)
Issuance of Class A common equity units	–	1	1
March 31, 2025	$6,556	$1,910	$8,466
Net income attributable to Class A common equity	–	256	256
Net income attributable to Series C equity	265	–	265
Distributions to Series C equity	(326)	–	(326)
Distributions to Class A common equity	–	(222)	(222)
Series C preferred equity issued in exchange for Class A common equity	2,330	(287)	2,043
Discount on Series C preferred equity issued in exchange for Class A common equity	(2,043)	–	(2,043)
Issuance of Class A common equity units	–	1	1
June 30, 2025	$6,782	$1,658	$8,440
Net income attributable to Class A common equity	–	256	256
Net income attributable to Series C equity	263	–	263
Distributions to Series C equity	(137)	–	(137)
Distributions to Class A common equity	–	(265)	(265)
Issuance of Class A common equity units	–	2	2
September 30, 2025	$6,908	$1,651	$8,559

For the Nine Months Ended September 30, 2024

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2024	$–	$1,994	$1,994
Net income attributable to Class A common equity	–	299	299
Net income attributable to Series C equity	145	–	145
Contributions from Series C equity	1,200	–	1,200
Conversion of Series C equity	4,773	–	4,773
Distributions to Series C equity	(45)	–	(45)
Distributions to Class A common equity	–	(262)	(262)
Issuance of Class A common equity units	–	5	5
March 31, 2024	$6,073	$2,036	$8,109
Net income attributable to Class A common equity	-	115	115
Net income attributable to Series C equity	183	–	183
Distributions to Series C equity	(67)	–	(67)
Distributions to Class A common equity	–	(290)	(290)
Issuance of Class A common equity units	–	5	5
June 30, 2024	$6,189	$1,866	$8,055
Net income attributable to Class A common equity	–	244	244
Net income attributable to Series C equity	185	–	185
Distributions to Series C equity	(66)	–	(66)
Distributions to Class A common equity	–	(116)	(116)
Issuance of Class A common equity units	–	7	7
September 30, 2024	$6,308	$2,001	$8,309

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended
(in thousands of dollars)	September 30 2025	September 30, 2024

Cash flows from operations
Net income	$1,385	$1,171
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	139	157
Provision for credit losses	299	719
Depreciation and amortization	56	61
Loss on foreclosed assets	104	477
Gain on sale of 339	(193)	–
Deferred revenue – real estate investments	166	297
Issuance of Class A equity units for employee compensation	4	17
Net change in operating assets and liabilities:
Other assets	(1,290)	(702)
Accrued interest receivable	(170)	346
Refundable prepaid interest	1,006	139
Accrued interest payable	1,205	1,023
Accounts payable and accrued expenses	5	298

Net cash provided by operating activities	2,716	4,003

Cash flows from investing activities
Loan originations and principal collections, net	(1,064)	(229)
Additions for construction in foreclosed assets	(83)	(541)
Acquisition of 339, net of cash acquired	–	(2,996)
Additions for construction in real estate investments	(940)	(3,544)
Proceeds from sale of foreclosed assets	921	659
Proceeds from the sale of real estate investments	2,805	1,601
Investments in real estate asset trusts	–	(330)
Investment in certificate of deposit	(2,275)	–
Purchases of premises and equipment	(10)	–

Net cash used in investing activities	(646)	(5,380)

Cash flows from financing activities
Contributions from Series C equity holders	–	1,200
Distributions to Series C equity holders	(529)	(178)
Distributions to Class A common equity holders	(874)	(668)
Proceeds from secured note payable	31,744	10,885
Repayments of secured note payable	(34,188)	(9,915)
Proceeds from unsecured notes payable	8,047	9,624
Redemptions/repayments of unsecured notes payable	(7,854)	(8,655)
Deferred financing costs paid	(188)	(90)

Net cash (used in) provided by financing activities	(3,842)	2,203

Net change in cash and cash equivalents	(1,772)	826

Cash and cash equivalents
Beginning of period	3,347	3,522
End of period	$1,575	$4,348

Supplemental disclosure of cash flow information
Cash paid for interest	$3,851	$4,208

Non-cash investing and financing activities
Loan originating from sale of 339 assets	$10,362	$–
Foreclosed assets transferred from loans receivable, net	$909	$2,306
Secured and unsecured notes payable transfers	$90	$893
Accrued interest payable transferred to unsecured notes payable	$1,318	$743
Class A common equity exchanged for Series C preferred equity, net of $2,043 discount	$287	$–

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements (unaudited)

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business

Shepherd’s Finance, LLC and subsidiaries (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. Through August 6, 2025, we were the sole member of two consolidating subsidiaries, 339 Justabout Land Company, LLC (“339”) and Builder’s Assistance, LLC (“Builder’s Assistance”). On August 6, 2025, we sold 339, further described in Note 2 below. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders and invests in land transactions (in 21 states as of September 30, 2025) to:

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

2. Fair Value

The Company had no financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis:

	September 30, 2025		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,323	$1,323	$–	$–	$1,323
Individually evaluated loans, net	2,414	2,414	–	–	2,414
Total	$3,737	$3,737	$–	$–	$3,737

	December 31, 2024		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,356	$1,356	$–	$–	$1,356
Individually evaluated loans, net	4,313	4,313	–	–	4,313
Total	$5,669	$5,669	$–	$–	$5,669

The table below is a summary of fair value estimates for financial instruments:

		September 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	1	$1,575	$1,575	$3,347	$3,347
Certificate of deposit	2	2,275	2,275	–	–
Loan receivable, net	3	59,289	59,289	49,254	49,254
Accrued interest on loans	2	1,014	1,014	844	844
Financial Liabilities
Refundable prepaid interest	2	1,359	1,359	353	353
Notes payable secured, net	2	18,784	18,784	21,102	21,102
Notes payable unsecured, net	2	36,549	36,549	35,213	35,213
Accrued interest payable	2	3,167	3,167	3,280	3,280

3. Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on operating income and net income, which are the same. Segments are identified and aggregated based on products sold or services provided. Based on these factors, we have determined that the Company’s operations were in two segments prior to the sale of 339 Justabout Land Company, LLC, as further described below. The segments were commercial lending and the development of land parcels. Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements are described below.

On August 6, 2025, the Company completed the sale of all assets held by 339 Justabout Land Company, LLC (“339”), a business segment, to the principal owners of the Company’s largest customer, Benjamin Marcus Homes (“BMH” or “Buyer”), for a sales price of $10,362. The assets sold consisted primarily of undeveloped lots, which had a net book value of $9,683 at the time of the sale. The sale includes the settlement of $725 in option fees receivable from BMH at the time of closing and a reduction of $240 in deferred revenue associated with prior deposits from BMH for lot purchases from 339. The Company recognized a gain of $193 on the sale.

Concurrent with the sale of 339, the Company amended its existing credit agreement with BMH to increase the total loan commitment to $13,450. At closing, BMH borrowed $11,416 under the amended agreement. Of this amount, $10,362 was used to fund the purchase of 339, $1,000 was allocated to an interest escrow account related to the increased loan commitment, and $54 was used to settle outstanding payables to the Company for accounting services. The balance on this credit agreement is presented in loans receivable in the accompanying Interim Consolidated Balance Sheet as of September 30, 2025. All assets transferred to BMH in connection with the sale of 339 sale are pledged as collateral under the amended credit agreement.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Nine Months Ended September 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$7,879	$7,879
Interest expense:
Interest related to secure borrowings	–	1,060	1,060
Interest related to unsecured borrowings	–	2,678	2,678
Interest expense	–	3,738	3,738

Net interest and fee income	–	4,141	4,141

Less: Provision for credit losses	–	299	299
Net interest and fee income after provision for credit losses	–	3,842	3,842

Non-Interest Income
Revenue from the sale of land parcels	2,805	–	2,805
Option fee income	314	–	314
Gain on sale of 339 Justabout Land Company	193	–	193
Other income	–	153	153
Total non-interest income	3,312	153	3,465

Income before non-interest expense	3,312	3,995	7,307

Non-Interest Expense
Cost on the sale of land parcels	2,805	–	2,805
Selling, general and administrative	–	2,957	2,957
Depreciation and amortization	–	56	56
Loss on foreclosed assets	–	104	104
Total non-interest expense	2,805	3,117	5,922

Net income	$507	$878	$1,385

Net income attributable to preferred equity holders	–	–	720

Net income attributable to common equity holders	$–	$–	$665

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Nine Months Ended September 30, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$7,665	$7,665
Interest expense:
Interest related to secure borrowings	–	1,066	1,066
Interest related to unsecured borrowings	–	2,676	2,676
Interest expense	–	3,742	3,742

Net interest and fee income	–	3,923	3,923

Less: Provision for credit losses	–	719	719
Net interest and fee income after provision for credit losses	–	3,204	3,204

Non-Interest Income
Revenue from the sale of land parcels	1,601	–	1,601
Option fee income	594	–	594
Other income	–	40	40
Total non-interest income	2,195	40	2,235

Income before non-interest expense	2,195	3,244	5,439

Non-Interest Expense
Cost on the sale of land parcels	1,601	–	1,601
Selling, general and administrative	–	2,129	2,129
Depreciation and amortization	–	61	61
Loss on foreclosed assets	–	477	477
Total non-interest expense	1,601	2,667	$4,268

Net income	$594	$577	$1,171

Net income attributable to preferred equity holders	–	–	513

Net income attributable to common equity holders	$–	$–	$658

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Total assets as of September 30, 2025	$–	$69,875	$69,875

Total assets as of December 31, 2024	$11,977	$58,253	$70,230

4. Real Estate Investment Assets

During February 2025, the Company charged an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the additional lots owned by 339 during February 2025 of $479. There was no deferred revenue real estate investment related to 339 as of September 30, 2025, as all remaining deferred revenue was recognized in conjunction with the sale of 339 discussed in Note 3.

During the nine months ended September 30, 2025, the Company sold eight lots for both revenue and cost of land parcels sold of $2,805, which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gains or losses were recognized in these sales. There were no lot sales during the most recent quarter through the date of the sale of 339.

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$13,529	$435	$435
Additions from 339 acquisition	–	11,330	11,330
Investments in real estate assets	–	330	330
Proceeds from the sale of real estate investments	(2,805)	(2,998)	(1,601)
Additions for construction/development	940	4,432	3,544
Disposal of 339	(9,683)	–	–
Ending balance	$1,981	$13,529	$14,038

Capitalized Interest Activity

The following table shows interest capitalized during the nine months ended September 30, 2025 and 2024, and the cost of funds percentage as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024

Capitalized interest	$489	$799
Cost of funds	9.35%	10.18%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet. In connection with the sale of 339, the Company sold assets that included $1,657 of interest previously capitalized.

5. Loans Receivables, net

Financing receivables are comprised of the following:

	September 30, 2025	December 31, 2024

Loans receivable, gross	$61,130	$51,138
Less: Deferred loan fees	(1,705)	(1,273)
Plus: Deferred origination costs	205	257
Less: Allowance for credit losses	(341)	(868)
Loans receivable, net	$59,289	$49,254

Commercial Construction and Development Loans

As of September 30, 2025, the Company’s portfolio consisted of 151 construction loans with 52 borrowers and 13 development loans with 12 borrowers in 21 states.

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2025 and December 31, 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)
2025	20	52	151	$61,181	$43,128	69	%(2)
2024	20	63	177	$67,391	$48,004	68	%(2)

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value at the time of loan origination or modification.

(2)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2025 and December 31, 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)
2025	9	12	13	$19,199	$18,002	48	%(2)
2024	5	6	6	$6,262	$3,134	42	%(2)

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(2)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of our loans receivable, net:

	September 30, 2025	December 31, 2024	September 30, 2024

Beginning balance	$49,254	$59,186	$59,186
Originations and modifications	51,325	40,729	37,089
Principal collections	(40,424)	(48,578)	(37,659)
Transferred from loans receivables, net	(909)	(2,306)	(8,428)
Change in allowance for credit losses	527	(173)	115
Change in loan fees, net	(484)	396	(184)

Ending balance	$59,289	$49,254	$50,119

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of September 30, 2025:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans:
A Credit Risk	$28,356	$40,116	$103
B Credit Risk	12,201	16,336	139
C Credit Risk	644	1,099	9
Nonaccrual Loans Individually Evaluated	1,926	3,630	3

Development Loans:
A Credit Risk	$3,607	$4,547	$2
B Credit Risk	13,806	14,066	83
C Credit Risk	99	100	2
Nonaccrual Loans Individually Evaluated	491	487	-

Total	$61,130	$80,381	$341

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans:
A Credit Risk	$39,277	$55,872	$140
B Credit Risk	2,817	3,883	40
C Credit Risk	939	1,851	10
Nonaccrual Loans Individually Evaluated	4,971	5,785	658

Development Loans:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	–
C Credit Risk	489	487	18
Nonaccrual Loans Individually Evaluated	-	-	-

Total	$51,138	$73,653	$868

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2025:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Nonaccrual Loans Individually Evaluated	$1,735	$191	$–
Development Loans:
Nonaccrual Loans Individually Evaluated	$491	$-	$-

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Nonaccrual Loans Individually Evaluated	$1,427	$3,544	$–
Development Loans:
Nonaccrual Loans Individually Evaluated	$-	$-	$-

The following is an aging of our gross loan portfolio as of September 30, 2025:

		Gross Loan			Current	Past Due	Past Due	Past Due	Past Due
		Value			0 - 59	60 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk			$28,356		$28,356	$–	$–	$–	$–
B Credit Risk			12,201		11,943	–	258	–	–
C Credit Risk			644		644	–	–	–	–
Nonaccrual Loans Individually Evaluated	1,926	326	962	638

Development Loans:
A Credit Risk			3,607		3,607	–	-	–	–
B Credit Risk			13,806		13,806	–	–	–	–
C Credit Risk			99		99	–	–	–	–
Nonaccrual Loans Individually Evaluated			491		491	–	–	–	–

Total			$61,130		$59,272	$–	$1,220	$–	$638

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$39,277	$39,277	$–	$–	$–	$–
B Credit Risk	2,817	2,817	–	–	–	–
C Credit Risk	939	939	–	–	–	–
Nonaccrual Loans Individually Evaluated	4,971	–	–	1,057	–	3,914

Development Loans:
A Credit Risk	2,485	2,485	–	–	–	–
B Credit Risk	160	160	–	–	–	–
C Credit Risk	489	489	–	–	–	–
Nonaccrual Loans Individually Evaluated	–	–	–	–	–	–

Total	$51,138	$46,167	$–	$1,057	$–	$3,914

Below is an aging schedule of loans receivable as of September 30, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	146	$59,272	97.0%
60-89 days	–	–	–%
90-179 days	5	1,220	2.0%
180-269 days	–	–	%
>270 days	13	638	1.0%

Subtotal	164	$61,130	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,130	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Below is an aging schedule of loans receivable as of September 30, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	146	$59,272	97.0%
60-89 days	–	–	–%
90-179 days	5	1,220	2.0%
180-269 days	–	–	–%
>270 days	13	638	1.0%

Subtotal	164	$61,130	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,130	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

The company modifies loans for borrowers for various reasons, including but not limited to changes in what the builder is building versus what was appraised, changes in loan-to-value (“LTV”) or market conditions, and a builder’s inability to pay interest. This last grouping (builder’s inability to pay interest) is done through forbearance agreements which give the builder a specific period of time to not pay interest while the home is either completed or marketed. Typically, those interest amounts are collected at final payoff of the loan. As of September 30, 2025, we had one loan with a commitment and loan balance of $258 currently not paying interest under a forbearance agreement. The amount of interest unpaid under the forbearance agreement is $27 and is included in our interest receivable. Also as of September 30, 2025, we had two loans with one builder with a commitment of $597 and a balance of $602 which had not paid interest under a forbearance agreement but were currently paying interest after the agreement had expired. The amount of interest unpaid under this forbearance agreement is $32 and is not included in interest receivable as of September 30, 2025.

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the three months September 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	Total
Allowance for credit losses as of June 30, 2025	$(145)	$(27)	$(10)	$–	$(1)	$–	$–	$–	$(183)
Charge-offs	–	–	–	–	–	–	–	–	–
Recoveries	–	–	–	(4)	–	–	–	–	(4)
Provision for credit losses on funded balances	42	(112)	1	1	(1)	(83)	(2)	–	(154)
Allowance for credit losses as of September 30, 2025	$(103)	$(139)	$(9)	$(3)	$(2)	$(83)	$(2)	$–	$(341)

Reserve for unfunded commitments as of June 30, 2025	$(52)	$(14)	$(7)	$–	$(1)	$–	$–	$–	$(74)
Provision for credit losses on unfunded commitments	9	(33)	–	–	1	–	(2)	–	(25)
Reserve for unfunded commitments as of September 30, 2025	$(43)	$(47)	$(7)	$–	$–	$–	$(2)	$–	$(99)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the nine months ended September 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)
Charge-offs	–	–	–	822	–	–	–	–	822
Recoveries	–	–	–	(7)	–	–	–	–	(7)
Provision for credit losses on funded balances	47	(111)	4	(160)	(1)	(83)	16	–	(288)
Allowance for credit losses as of September 30, 2025	$(103)	$(139)	$(9)	$(3)	$(2)	$(83)	$(2)	$–	$(341)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)
Provision for credit losses on unfunded commitments	22	(37)	5	–	1	–	(2)	–	(11)
Reserve for unfunded commitments as of September 30, 2025	$(43)	$(47)	$(7)	$–	$–	$–	$(2)	$–	$(99)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of December 31, 2024:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(437)	$(5)	$–	$(10)	$–	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	506	–	–	–	–	506
Recoveries	–	–	–	(6)	–	–	–	–	(6)
Provision for credit losses on funded balances	2	(15)	(13)	(721)	4	–	(8)	–	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Reclassification of ACL on unfunded commitmentss	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses on unfunded commitments	(6)	9	(12)	–	(1)	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,250 and $22,515 as of September 30, 2025 and December 31, 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of September 30, 2025, and December 31, 2024, the ACL for unfunded commitments was $99 and $88, respectively, and we had no additional off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration on credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2025		December 31, 2024
	Borrower City	Percent of Loan Commitments	Borrower City	Percent of Loan Commitments

Highest concentration risk	Pittsburgh, PA	34.5%	Pittsburgh, PA	28.9%
Second highest concentration risk	Central and Southwest FL	7.8%	Central and Southwest FL	5.7%
Third highest concentration risk	Greenville, SC	5.0%	Greenville, SC	4.9%

6. Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$1,356	$130	$130
Transferred from loans receivables, net	909	2,306	2,306
Additions for construction in foreclosed assets	83	507	541
Sale proceeds	(921)	(992)	(659)
Loss on foreclosed assets	(104)	(595)	(477)
Ending balance	$1,323	$1,356	$1,841

7. Borrowings

The following table displays our borrowings and a ranking of priority:

	September 30, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	$18,775	$20,359
Secured line of credit from affiliates	22	743
Less: deferred financing fees	(13)	-
Notes payable secured, net	18,784	21,102

Unsecured line of credit (senior)	750	750
Other unsecured debt (senior subordinated)	1,824	1,812
Unsecured Notes through our public offering, gross	21,882	19,968
Other unsecured debt (subordinated)	11,152	11,707
Other unsecured debt (junior subordinated)	1,126	1,126
Less: deferred financing fees	(185)	(150)
Notes payable unsecured, net	36,549	35,213

Total Borrowings	$55,333	$56,315

The following table shows the maturity of outstanding debt as of September 30, 2025:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2025	$18,762	$986	$281	$17,495
2026	7,238	1,733	5,505	–
2027	10,261	6,588	2,370	1,303
2028	14,049	10,870	3,179	–
2029	5,221	1,705	3,516	–
2030 and thereafter	–	–	–	–
Total	$55,531	$21,882	$14,851	$18,798

Borrowings that are secured by the Company’s loans receivable are listed as maturing in the current year to align with the expected maturities of the attached collateral. The Company expects to extend a substantial portion of these borrowings by replacing collateral with new loans receivable as the existing collateral is paid down.

Secured Borrowings

Lines of Credit

As of September 30, 2025 and December 31, 2024, the Company had $22 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $1,500 and $2,500 as of September 30, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2025, the Company paid $400 towards the balance of a line of credit with Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers).

None of our lines of credit have given us notice of nonrenewal as of September 30, 2025. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

During the nine months ended September 30, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc., was $350.

United Lines of Credit

On January 10, 2025, the Company entered into a revolving line of credit with United Bank for $2,275, maturing January 10, 2027. The interest rate on this line of credit is 5.5%. As of September 30, 2025, the amount due on the revolving line of credit was $1,303. The line is collateralized by an investment of $2,275 in certificates of deposit, including $1,303 classified as restricted in the consolidated balance sheets, which corresponds directly with the amount drawn on this line of credit.

On January 2, 2025, the Company entered into a revolving line of credit with United Bank for $725 with an expiration date of January 2, 2040. The interest rate on this line of credit is 7.5%. As of September 30, 2025, there was no amount outstanding on this revolving line of credit. The Company’s office in Jacksonville, FL, is collateral for this line of credit.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $13 as of September 30, 2025. There were no deferred financing costs related to secured borrowings as of December 31, 2024.

Secured Borrowings Secured by Loan Assets

As of September 30, 2025, the Company pledged $41,062 of loans receivable as collateral on $17,473 of secured notes payable. As of December 31, 2024, the Company pledged $32,614 of loans receivable as collateral on $20,009 of secured notes payable.

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of September 30, 2025 and December 31, 2024 was 9.59% and 10.08%, respectively.

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

The following table is a roll forward of our Notes Program:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Gross Notes outstanding, beginning of period	$19,968	$20,854	$20,854
Notes issued	6,300	5,257	2,511
Note repayments / redemptions	(4,386)	(6,143)	(4,163)

Gross Notes outstanding, end of period	$21,882	$19,968	$19,202

Less deferred financing costs, net	(185)	(150)	(167)

Notes outstanding, net	$21,697	$19,818	$19,035

The following is a roll forward of deferred financing costs related to unsecured borrowings:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Deferred financing costs, beginning balance	$1,060	$939	$939
Additions	172	121	90
Deferred financing costs, ending balance	1,232	1,060	1,029
Less accumulated amortization	(1,047)	(910)	(862)
Deferred financing costs, net	$185	$150	$167

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Accumulated amortization, beginning balance	$910	$703	$703
Additions	137	207	159
Accumulated amortization, ending balance	$1,047	$910	$862

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	September 30, 2025	December 31, 2024
Unsecured Line of Credit	March 2026	10.0%	$910	$1,000
Unsecured Line of Credit	April 2026	10.0%	500	500
Unsecured Line of Credit - Senior Subordinated	January 2026	10.0%	750	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	-	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	–	100
Subordinated Promissory Note	July, 2028	8.5%	100	–
Subordinated Promissory Note	December 2025	8.0%	180	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	-	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	-	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	-
Subordinated Promissory Note	April 2029	9.0%	301	-
Unsecured Note - Senior Subordinated	Demand(4)	9.5%	12	-
Subordinated Promissory Note	Varies (3)	10.0%	-	700
Total Other Unsecured Debt			$14,851	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year. As of December 31, 2024 the rate was Prime + 1.5%.

(4)	Due six months after lender gives notice.

8. Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$353	$292	$292
Additions from Pennsylvania loans	1,060	907	668
Additions from other loans	1,066	701	604
Interest, fees, principal or repaid to borrower	(1,120)	(1,547)	(1,133)
Ending balance	$1,359	$353	$431

9. Series C Preferred Equity

The Series C Preferred Units have a fixed value of $1 per unit in addition to preferred liquidation and distribution rights. The Company makes distributions to preferred members at a fixed rate, currently 12% of the Series C Preferred Units’ undiscounted value, in quarterly installments as a distribution of income.

Roll forward of Series C Preferred Equity:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$6,430	$4,773	$4,773
Additions from new investment	–	1,200	1,200
Additions from exchange of Class A common equity	2,330	-	-
Discount on exchange of Class A common equity	(2,043)	-	-
Distributions	(529)	(245)	(178)
Additions from net income and reinvestments	720	702	513

Ending balance	$6,908	$6,430	$6,308

All distributions, liquidation rights and conversion features are determined based on the undiscounted value of the Series C preferred equity units, which was $8,951 and $6,430 as of September 30, 2025 and December 31, 2024, respectively.

On March 31, 2025, the Company terminated its relationship with a member who owned 2,969 units of Class A common equity. Effective April 1, 2025, the Company executed a unit exchange agreement with the respective member where all 2,969 units of common equity with a carrying value of $287 were exchanged for 2,329.533 units of Series C preferred equity with a fixed value of $2,330. The difference between the carrying value of the Class A common units and the fixed value of the Series C preferred units of $2,043 is reflected as a discount on preferred equity.

On May 30, 2025, the Company redeemed 251.10821 of the Series C preferred equity beneficially owned by the Company’s CEO and his wife, at a redemption price of $251.

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

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of September 30, 2025:

Year Convertible	Total Amount Convertible

Currently eligible to request conversion	$3,056
2025	203
2026	309
2027	1,342
2028	206
2029 and thereafter	3,835

Total	$8,951

10. Related Party Transactions

As of September 30, 2025, the Company had $1,228 and $250 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, and the line of credit from the 2007 Daniel M. Wallach Legacy Trust, respectively.

During the nine months ended September 30, 2025, the Company paid off its $700 subordinated promissory note with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers.

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

11. Commitments and Contingencies

Unfunded commitments to extend credit, which have similar collateral, credit risk, and market risk to our outstanding loans, were $19,250 and $22,515 as of September 30, 2025 and December 31, 2024, respectively. There were no additional off-balance sheet arrangements as of September 30, 2025 or December 31, 2024.

12. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Selling, general and administrative expenses
Legal and accounting	$294	$224
Salaries and related expenses	1,850	1,359
Board related expenses	81	81
Advertising	87	45
Rent and utilities	62	64
Loan and foreclosed asset expenses	94	101
Travel	188	128
Other	301	127
Total SG&A	$2,957	$2,129

Other expenses were $301 and $127 for the nine months ended September 30, 2025 and 2024, respectively. This increase of $174 in the current year is driven by higher insurance costs, state tax and licensing expenses, including penalties and interest, technology related expenses and higher bank fees.

13. Subsequent Events

Management of the Company has evaluated subsequent events through November 14, 2025, the date these interim consolidated financial statements were issued.

On November 3, 2025, the Company redeemed an investment in a real estate investment fund for $338. The carrying value of the fund at the time of redemption was $330 and was included in real estate investments in the accompanying balance sheet. The Company recognized a gain on the redemption of $38. Also on November 3, 2025, the Company invested $1M in the same real estate investment fund. Both of these transactions occurred subsequent to the September 30, 2025, reporting period and did not impact the financial position or results of operations presented in these financial statements.

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

Overview

During the quarter ended September 30, 2025, the Company continued to focus on the reduction of non-interest earning assets through proactive risk management and timely intervention. As of September 30, 2025, the Company had 22 loans classified as nonaccrual with gross loan values of $2,417 compared to 21 loans with gross loan values of $ 4,971 as of December 31, 2024. In addition, as of September 30, 2025, we had three or $1,323 foreclosed assets, net compared to four or $1,356 as of December 31, 2024.

The estimated loss on interest income resulting from non-interest earning assets for the quarter and nine months ended September 30, 2025 was $108 and $453 compared to $280 and $840 for the same periods of 2024. Looking ahead, we expect the balance of non-interest earning assets to remain somewhat constant.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2025 and the beginning of 2026:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and nonaccrual assets.
2.	Control SG&A expenses.
3.	Maintain gross margin prior to credit losses.
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Manage the impact of credit losses and impairment expenses through proactive risk management and timely intervention.
6.	Reduce our cost of funds, which in turn reduces our interest rate charged to our customers.
7.	Expand our customer base and increase revenues in the Builder’s Assistance program.
8.	Increase loan balances and originations.

There is still a housing shortage, and many homeowners are not moving out of their sub 3% interest rates. The tariff situation is providing some general uncertainty nationwide, but from a cost perspective to our homebuilder customers, this is not a major factor for them today (though it may be more significant in the future). The National Association of Homebuilders has a very low estimate of the cost of the tariffs for builders. The larger risk to our builders is a risk of the sales market due to general uncertainty of their customers. We have not seen a slowdown in payoffs from our customers. Home prices in many markets are falling. In particular, home prices in the “move up” market are dropping. These are homes being sold in the mid-price range, not the starter homes or the high end homes. These drops may eventually cause more builder failures and losses. We believe that long term interest rates for our builders’ customers will be lower by fall of 2026 than they are today, so we don’t intend to curtail lending today. At the Federal Open Market Committee meeting in October, the U.S. Federal Reserve (“Fed”) decided to continue allowing the runoff of their home mortgage portion of their balance sheet. This runoff is increasing mortgage rates nationwide. The Fed is using the funds obtained from the runoff to stop the runoff of their treasury security portfolio, which might have the impact of decreasing new mortgage rates (historical data on this situation is limited).

We had $59,289 and $49,254 in loan receivables, net as of September 30, 2025 and December 31, 2024, respectively. Loans receivable increased $10,218 as of September 30, 2025 compared to December 31, 2024 due primarily to a new loan to our largest customer initiated concurrent with the sale of 339 Justabout Land Company, LLC (“339”). As of September 30, 2025, the Company’s portfolio consisted of 151 construction loans with 52 borrowers and 13 development loans with 12 borrowers in 21 states.

In addition, during the nine months ended September 30, 2025, the Company sold eight 339 lots for both revenue and cost of land parcels sold of $2,805. No gains or losses were recognized from the sale of the land parcels during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold five 339 lots for both revenue and costs of land parcels sold of $1,601. No gains or losses were recognized from the sale of the land parcels during the nine months ended September 30, 2024.

Net cash provided by operations increased by $1,071 to $6,491 for the nine months ended September 30, 2025 compared to the same period of 2024. The increase in operating cash flow was due primarily to proceeds received from the sale of real estate investments.

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

Credit Losses

Fair value of collateral has the potential to impact the calculation of the provision for credit losses (the amount we have expensed over time in anticipation of credit losses we have not yet realized). Specifically, relevant to the allowance for credit losses is the fair value of the underlying collateral supporting the outstanding loan balances. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Due to a rapidly changing economic market, an erratic housing market, the various methods that could be used to develop fair value estimates, and the various assumptions that could be used, determining the collateral’s fair value requires significant judgment.

Change in Fair Value Assumption	September 30, 2025 Provision for Credit Losses Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$2
Decreasing fair value of the real estate collateral by 35%**	$(5,515)

* Increases in the fair value of the real estate collateral do not impact the provision for credit losses, as the value generally is not “written up” except to the extent that previously recognized allowance for credit losses may be reduced or eliminated if the fair value of collateral increases on loans that are individually evaluated.

** Assumes the loans were non-performing and a carrying amount of the loans outstanding of $59,289.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	September 30, 2025 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$194
Decreasing fair value of the foreclosed asset by 35%**	$(463)

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up” except to the extent that we remove previously established reserves if the fair value of the property increases after initial impairment. All other gains would be recognized upon asset disposal.

** Assumes a book amount of the foreclosed assets of $1,323.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Interest Income		*		*		*		*
Interest income on loans	$2,273	17%	$1,852	14%	$6,059	16%	$5,938	14%

Fee income on loans	767	6%	798	6%	2,249	5%	2,240	5%
Deferred loan fees	(126)	(1)%	(174)	(1)%	(429)	(1)%	(513)	(1)%
Fee income on loans, net	641	5%	624	5%	1,820	4%	1,727	4%

Interest and fee income on loans	2,914	22%	2,476	18%	7,879	20%	7,665	18%

Interest expense unsecured	864	7%	850	6%	2,541	7%	2,519	6%
Interest expense secured	450	3%	318	3%	1,060	3%	1,066	3%
Amortization offering costs	25	–%	50	–%	137	–%	157	–%
Interest expense	1,339	10%	1,218	9%	3,738	10%	3,742	9%
Net interest and fee income (spread)	$1,575	12%	$1,258	9%	$4,141	10%	$3,923	9%

Weighted average outstanding loan asset balance **	$54,269		$54,081		$51,433		$56,553

*Annualized amount as percentage of weighted average outstanding gross loan balance

**The weighted average outstanding loan balance decreased due to the reclass of our 339 development loan to real estate investments during February 2024. The weighted average outstanding loan balance increased due to the reclass of the 339 assets back to a loan upon sale in August 2025.

Primarily three main components impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). Our loan originations include interest rates which are based on our cost of funds, with a minimum rate of 10.25%. Primarily, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity). For the quarter ended September 30, 2025, interest income on loans was 17% compared to 14% for the same period of 2024. For the nine months ended September 30, 2025, interest income on loans was 16% compared to 14% for the same period of 2024.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans, which yields a blended margin of approximately 3.5%. This 3.5% margin may increase because some customers run past the standard repayment time and pay a higher rate of interest after that.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at that time. During 2022, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments was 5% for both the three and nine months ended September 30, 2025 compared to 5% and 4% for the three and nine ended September 30, 2024.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of September 30, 2025 and December 31, 2024, foreclosed assets were $1,323 and $1,356, respectively, which resulted in a negative impact to our interest spread.

Provision for Credit Losses

Provision for credit losses (expense throughout the period) was $299 and $719 for the nine months ended September 30, 2025 and 2024, respectively.

The allowance for credit losses as of September 30, 2025 and December 31, 2024, was $341 and $868, respectively. The decrease in the allowance for credit losses is due to the reduction of certain individually evaluated loan assets. As of September 30, 2025 the outstanding balance of nonaccrual loans, net, decreased to $2,417 from 22 loans compared $4,313 from 21 loans as of December 31, 2024. The decrease is a result of several payoffs in 2025 of loans with substantial reserves as of December 31, 2024. The Company believes it has properly reserved for all foreclosed and individually evaluated loans.

Non-Interest Income

Revenue from the Sale of Land Parcels

During the nine months ended September 30, 2025, the Company sold eight 339 land parcels for a total of $2,805. No gain or loss was recognized in the sale of the lots. There were no 339 land parcel sales during the quarter ended September 30, 2025. During both the quarter and nine months ended September 30, 2024, the Company sold five 339 land parcels for a total of $1,601. No gain or loss was recognized on the sale of the lots.

Option Fee Income

During the quarter and nine months ended September 30, 2025, the Company recognized 339 option fee income of $40 and $314, respectively. During the quarter and nine months ended September 30, 2024, the Company recognized 339 option fee income of $223 and $594, respectively.

Other Income

On August 6, 2025, we completed the sale of all assets owned by 339, a business segment. We recognized a gain on this sale of $193 during both the quarter and nine months ended September 30, 2025.

During the nine months ended September 30, 2025 and 2024, we consulted for three and two of our construction and development loan customers; respectively, which included accounting guidance. Other income related to our consulting fees were $153 and $40 for the nine month periods ended September 30, 2025 and 2024, respectively. We plan to continue providing consulting services to our customers as we focus on growing this business during the remainder of 2025 and throughout 2026.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays SG&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Legal and accounting	$54	$39	$294	$224
Salaries and related expenses	714	467	1,850	1,359
Board related expenses	27	27	81	81
Advertising	18	15	87	45
Rent and utilities	21	20	62	64
Loan and foreclosed asset expenses	65	49	94	101
Travel	65	48	188	128
Other	97	49	301	127
Total SG&A	$1,061	$714	$2,957	$2,129

Our SG&A expense increased $347 to $1,061 during the quarter ended September 30, 2025 compared to the same period of 2024. This increase was primarily due to $714 in salaries and related expenses during the quarter ended September 30, 2025, compared to $467 for the same period in 2024, an increase of $247. The increase in salaries and related expenses resulted from hiring additional employees during the nine months ended September 30, 2025, to expand our marketing efforts and support the growth of our accounting services business.

Other expenses were $301 and $127 for the nine months ended September 30, 2025 and 2024, respectively. This increase of $174 in the current year is driven by higher insurance costs, state tax and licensing expenses, including penalties and interest, technology related expenses and higher bank fees.

Loss on Foreclosed Assets

During the nine months ended September 30, 2025, we transferred two loan receivable assets to foreclosed assets, which resulted in a net gain of $90. During the nine months ended September 30, 2024, we transferred six loan receivable assets to foreclosed assets, which resulted in a loss on foreclosure of $159.

Cost of Land Parcels Sold

During the quarter and nine months ended September 30, 2025, the Company sold eight 339 land parcels and recognized both revenue and cost on land parcels sold of $2,805. During the quarter and nine months ended September 30, 2024, the Company sold five 339 land parcels and recognized both revenue and cost of land parcels sold of $1,601.

Consolidated Financial Position

Loans Receivables, net

The loans receivable balance is comprised of the following, gross to net:

	September 30, 2025	December 31, 2024

Loans receivable, gross	$61,130	$51,138
Less: Deferred loan fees	(1,705)	(1,273)
Plus: Deferred origination costs	205	257
Less: Allowance for credit losses	(341)	(868)
Loans receivable, net	$59,289	$49,254

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2025:

State	Number of Borrowers		Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)
Arizona	2		4	$1,719	$1,126	$1,069	66%
California	1		1	3,210	1,750	1,412	55%
Connecticut	1		3	1,630	1,115	777	68%
Florida	8		49	18,448	13,101	11,005	71%
Georgia	7		9	5,617	3,750	2,533	67%
Idaho	1		2	3,521	1,963	1,273	56%
Illinois	1		1	1,500	815	470	54%
Louisiana	2		3	809	623	576	77%
Michigan	1		1	489	342	217	70%
Missouri	1		1	675	473	473	70
Mississippi	1		1	369	258	258	70%
New Jersey	2		5	2,133	1,766	1,394	83%
New York	1		5	2,248	1,345	403	60%
North Carolina	8		14	6,415	4,177	2,152	65%
Ohio	1		1	400	280	280	70%
Pennsylvania	2		15	17,008	13,889	10,899	82%
South Carolina	9		29	15,220	9,470	5,868	62%
Tennessee	2		3	1,061	743	473	70%
Utah	2		2	5,310	3,833	1,360	72%
Virginia	1		2	592	362	236	61%
Total	54	(4)	151	$88,374	$61,181	$43,128	69	%(3)

(1)	The value is determined by the appraised value at the time of origination.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	One borrower has loans in three states – Georgia, North Carolina and South Carolina.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2024:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)
Arizona	1	2	$890	$634	$633	71%
California	1	1	3,210	1,750	1,346	55%
Connecticut	1	2	1,040	728	389	70%
Florida	10	42	16,089	11,081	6,874	69%
Georgia	3	6	3,301	2,037	878	62%
Idaho	1	4	1,462	1,060	661	73%
Illinois	1	1	1,727	992	1,781	57%
Louisiana	4	6	1,613	1,169	1,031	72%
Michigan	1	1	890	481	27	54%
Mississippi	1	1	369	258	258	70%
New Jersey	2	4	1,585	1,362	1,122	86%
New York	1	1	650	455	105	70%
North Carolina	9	18	10,737	6,642	4,786	62%
Ohio	3	3	1,275	857	1,074	67%
Pennsylvania	2	22	24,449	18,065	15,192	74%
South Carolina	13	49	22,057	14,309	7,438	65%
Tennessee	3	4	1,334	893	748	67%
Texas	2	3	2,320	1,844	1,567	79%
Utah	1	3	2,918	1,792	1,422	61%
Virginia	3	4	1,546	982	672	64%
Total	63	177	$99,462	$67,391	$48,004	68	%(3)

(1)	The value is determined by the appraised value at the time of origination.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2025:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	3	3	10,032	930	642	6%		7%
Georgia	1	1	490	100	99	20%		7%
Louisiana	1	1	150	88	88	59%		7%
New Jersey	1	1	88	56	56	64%		7%
North Carolina	2	2	2,290	538	537	23%		7%
Pennsylvania	1	2	17,802	14,065	13,806	78%		varies
South Carolina	1	1	1,656	487	490	30%		7%
Utah	1	1	2,491	1,300	650	26%		7%
Wyoming	1	1	2,749	1,635	1,634	59%		7%
Total	12	13	$37,748	$19,199	$18,002	48	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2024:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	2	2	2,469	1,500	268	11%		7%
Georgia	1	1	346	275	159	46%		7%
New York	1	1	300	300	300	100%		7%
Pennsylvania	1	1	2,484	3,700	1,919	77%		varies
South Carolina	1	1	1,860	487	488	26%		7%
Total	6	6	$7,459	$6,262	$3,134	42	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loans receivable, net:

	September 30, 2025	December 31, 2024	September 30, 2024

Beginning balance	$49,254	$59,186	$59,186
Originations and modifications	51,325	40,729	37,089
Principal collections	(40,424)	(48,578)	(37,659)
Transferred from loans receivables, net	(909)	(2,306)	(8,428)
Change in allowance for credit losses	527	(173)	115
Change in loan fees, net	(484)	396	(184)

Ending balance	$59,289	$49,254	$50,119

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of September 30, 2025:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans:
A Credit Risk	$28,356	$40,116	$103
B Credit Risk	12,201	16,336	139
C Credit Risk	644	1,099	9
Nonaccrual Loans Individually Evaluated	1,926	3,630	3

Development Loans:
A Credit Risk	$3,607	$4,547	$2
B Credit Risk	13,806	14,066	83
C Credit Risk	99	100	2
Nonaccrual Loans Individually Evaluated	491	487	-

Total	$61,130	$80,381	$341

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans:
A Credit Risk	$39,277	$55,872	$140
B Credit Risk	2,817	3,883	40
C Credit Risk	939	1,851	10
Nonaccrual Loans Individually Evaluated	4,971	5,785	658

Development Loans:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	–
C Credit Risk	489	487	18
Nonaccrual Loans Individually Evaluated	-	-	-

Total	$51,138	$73,653	$868

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2025:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Nonaccrual Loans Individually Evaluated	$1,735	$191	$–
Development Loans:
Nonaccrual Loans Individually Evaluated	$491	$-	$-

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2024:

	Nonaccrual without ACL	Nonaccrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Nonaccrual Loans Individually Evaluated	$1,427	$3,544	$–
Development Loans:
Nonaccrual Loans Individually Evaluated	$-	$-	$-

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

The following is an aging of our gross loan portfolio as of September 30, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$28,356	$28,356	$–	$–	$–	$–
B Credit Risk	12,201	11,943	–	258	–	–
C Credit Risk	644	644	–	–	–	–
Nonaccrual Loans Individually Evaluated	1,926	326		962		638

Development Loans:
A Credit Risk	3,607	3,607	–	-	–	–
B Credit Risk	13,806	13,806	–	–	–	–
C Credit Risk	99	99	–	–	–	–
Nonaccrual Loans Individually Evaluated	491	491	–	–	–	–

Total	$61,130	$59,272	$–	$1,220	$–	$638

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due	Past Due
	Value	0 - 59	60 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$39,277	$39,277	$–	$–	$–	$–
B Credit Risk	2,817	2,817	–	–	–	–
C Credit Risk	939	939	–	–	–	–

Nonaccrual Loans Individually Evaluated	4,971	–	–	1,057	–	3,914

Development Loans:
A Credit Risk	2,485	2,485–	–	–	–	–
B Credit Risk	160	160	–	–	–	–
C Credit Risk	489	489	–	–	–	–
Nonaccrual Loans Individually Evaluated	–	–	–	–	–	–

Total	$51,138	$46,167	$–	$1,057	$–	$3,914

Below is an aging schedule of loans receivable as of September 30, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	146	$59,272	97.0%
60-89 days	–	–	–%
90-179 days	5	1,220	2.0%
180-269 days	–	–	%
>270 days	13	638	1.0%

Subtotal	164	$61,130	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,130	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (Current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Below is an aging schedule of loans receivable as of September 30, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	146	$59,272	97.0%
60-89 days	–	–	–%
90-179 days	5	1,220	2.0%
180-269 days	–	–	–%
>270 days	13	638	1.0%

Subtotal	164	$61,130	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,130	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.00%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.00%

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the three months ended September 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	Total
Allowance for credit losses as of June 30, 2025	$(145)	$(27)	$(10)	$–	$(1)	$–	$–	$–	$(183)
Charge-offs	–	–	–	–	–	–	–	–	–
Recoveries	–	–	–	(4)	–	–	–	–	(4)
Provision for credit losses on funded balances	42	(112)	1	1	(1)	(83)	(2)	–	(154)
Allowance for credit losses as of September 30, 2025	$(103)	$(139)	$(9)	$(3)	$(2)	$(83)	$(2)	$–	$(341)

Reserve for unfunded commitments as of June 30, 2025	$(52)	$(14)	$(7)	$–	$(1)	$–	$–	$–	$(74)
Provision for credit losses on unfunded commitments	9	(33)	–	–	1	–	(2)	–	(25)
Reserve for unfunded commitments as of September 30, 2025	$(43)	$(47)	$(7)	$–	$–	$–	$(2)	$–	$(99)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the nine months ended September 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)
Charge-offs	–	–	–	822	–	–	–	–	822
Recoveries	–	–	–	(7)	–	–	–	–	(7)
Provision for credit losses on funded balances	47	(111)	4	(160)	(1)	(83)	16	–	(288)
Allowance for credit losses as of September 30, 2025	$(103)	$(139)	$(9)	$(3)	$(2)	$(83)	$(2)	$–	$(341)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)
Provision for credit losses on unfunded commitments	22	(37)	5	–	1	–	(2)	–	(11)
Reserve for unfunded commitments as of September 30, 2025	$(43)	$(47)	$(7)	$–	$–	$–	$(2)	$–	$(99)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of December 31, 2024:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	A Credit Risk	B Credit Risk	C Credit Risk	Nonaccrual Loans	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(437)	$(5)	$–	$(10)	$–	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	506	–	–	–	–	506
Recoveries	–	–	–	(6)	–	–	–	–	(6)
Provision for credit losses on funded balances	2	(15)	(13)	(721)	4	–	(8)	–	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$–	$–	$–	$–	$–	$–	$–	$–	$–
Reclassification of ACL on unfunded commitmentss	(59)	(19)	–	–	–	–	–	–	(78)
Provision for credit losses on unfunded commitments	(6)	9	(12)	–	(1)	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,250 and $22,515 as of September 30, 2025 and December 31, 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of September 30, 2025, and December 31, 2024, the ACL for unfunded commitments was $99 and $88, respectively, and we had no additional off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2025		December 31, 2024
	Borrower City	Percent of Loan Commitments	Borrower City	Percent of Loan Commitments

Highest concentration risk	Pittsburgh, PA	34.5%	Pittsburgh, PA	28.9%
Second highest concentration risk	Central and Southwest FL	7.8%	Central and Southwest FL	5.7%
Third highest concentration risk	Greenville, SC	5.0%	Greenville, SC	4.9%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$1,356	$130	$130
Transferred from loans receivables, net	909	2,306	2,306
Additions for construction in foreclosed assets	83	507	541
Sale proceeds	(921)	(992)	(659)
Loss on foreclosed assets	(104)	(595)	(477)
Ending balance	$1,323	$1,356	$1,841

Segment Reporting

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Nine Months Ended September 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$7,879	$7.879
Interest expense:
Interest related to secure borrowings	–	1,060	1,060
Interest related to unsecured borrowings	–	2,678	2,678
Interest expense	–	3,738	3,738

Net interest and fee income	–	4,141	4,141

Less: Provision for credit losses	–	299	299
Net interest and fee income after provision for credit losses	–	3,842	3,842

Non-Interest Income
Revenue from the sale of land parcels	2,805	–	2,805
Option fee income	314	–	314
Gain on sale of 339 Justabout Land Company	193	–	193
Other income	–	153	153
Total non-interest income	3,312	153	3,465

Income before non-interest expense	3,312	3,995	7,307

Non-Interest Expense
Cost on the sale of land parcels	2,805	–	2,805
Selling, general and administrative	–	2,957	2,957
Depreciation and amortization	–	56	56
Loss on foreclosed assets	–	104	104
Total non-interest expense	2,805	3,117	5,922

Net income	$507	$878	$1,385

Net income attributable to preferred equity holders	–	–	720

Net income attributable to common equity holders	$–	$–	$665

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Nine Months Ended September 30, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$7,665	$7,665
Interest expense:
Interest related to secure borrowings	–	1,066	1,066
Interest related to unsecured borrowings	–	2,676	2,676
Interest expense	–	3,742	3,742

Net interest and fee income	–	3,923	3,923

Less: Provision for credit losses	–	719	719
Net interest and fee income after provision for credit losses	–	3,204	3,204

Non-Interest Income
Revenue from the sale of land parcels	1,601	–	1,601
Option fee income	594	–	594
Other income	–	40	40
Total non-interest income	2,195	40	2,235

Income before non-interest expense	2,195	3,244	5,439

Non-Interest Expense
Cost on the sale of land parcels	1,601	–	1,601
Selling, general and administrative	–	2,129	2,129
Depreciation and amortization	–	61	61
Loss on foreclosed assets	–	477	477
Total non-interest expense	1,601	2,667	$4,268

Net income	$594	$577	$1,171

Net income attributable to preferred equity holders	–	–	513

Net income attributable to common equity holders	$–	$–	$658

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Total assets as of September 30, 2025	$–	$69,191	$69,191

Total assets as of December 31, 2024	$11,977	$57,386	$69,363

Real Estate Investment Assets

During February 2025, the Company charged an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the additional lots owned by 339 during February 2025 of $479. There was no deferred revenue real estate investment related to 339 as of September 30, 2025.

During the nine months ended September 30, 2025, the Company sold eight lots for both revenue and cost of land parcels sold of $2,805, which is included within non-interest income and non-interest expense, respectively, on the interim consolidated statements of operations. No gains or losses were recognized in these sales. There were no lot sales during the most recent quarter through the date of the sale of 339.

The following table is a roll forward of real estate investment assets:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$13,529	$435	$435
Additions from 339 acquisition	–	11,330	11,330
Investments in real estate assets	–	330	330
Proceeds from the sale of real estate investments	(2,805)	(2,998)	(1,601)
Additions for construction/development	940	4,432	3,544
Disposal of 339	(9,683)	–	–
Ending balance	$1,981	$13,529	$14,038

Capitalized Interest Activity

The following table is capitalized interest for real estate investment assets:

	September 30, 2025	September 30, 2024

Capitalized interest	$489	$799
Cost of funds	9.35%	10.18%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

Refundable prepaid interest

Below is a roll forward of refundable prepaid interest:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$353	$292	$292
Additions from Pennsylvania loans	1,060	907	668
Additions from other loans	1,066	701	604
Interest, fees, principal or repaid to borrower	(1,120)	(1,547)	(1,133)
Ending balance	$1,359	$353	$431

Related Party Borrowings

As of September 30, 2025, the Company had $1,228 and $250 available to borrow against the line of credit from Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers) and his wife, and the line of credit from the 2007 Daniel M. Wallach Legacy Trust, respectively.

During the nine months ended September 30, 2025, the Company paid off their $700 subordinated promissory note with Sheldon Investment, LLC, which is related to Gregory Sheldon who is a member of our Board of Managers.

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

Secured Borrowings

As of September 30, 2025 and December 31, 2024, the Company had $22 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $1,500 and $2,500 as of September 30, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2025, the Company paid $400 towards the balance of a line of credit with Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers).

None of our lines of credit have given us notice of nonrenewal as of September 30, 2025. The lines will continue to automatically renew unless notice of nonrenewal is given by a lender.

Loan with Hanna Holdings, Inc.

During the nine months ended September 30, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc. was $350.

United Lines of Credit

On January 10, 2025, the Company entered into a revolving line of credit with United Bank for $2,275, maturing January 10, 2027. The interest rate on this line of credit is 5.5%. As of September 30, 2025, the amount due on the revolving line of credit was $1,303. The line is collateralized by an investment of $2,275 in the certificate of deposit line on the consolidated balance sheets.

On January 2, 2025, the Company entered into a revolving line of credit with United Bank for $725 with an expiration date of January 2, 2040. The interest rate on this line of credit is 7.5%. As of September 30, 2025, there was no amount outstanding on this revolving line of credit. The Company’s office in Jacksonville, FL, is collateral for this line of credit.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $13 as of September 30, 2025. There were no deferred financing costs related to secured borrowings as of December 31, 2024.

Borrowings secured by loan assets are summarized below:

	September 30, 2025		December 31, 2024
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$2,387	$1,792	$7,485	$4,418
S.K. Funding	16,683	6,500	8,229	6,500

Lender
Shuman	380	125	236	125
Jeff Eppinger	5,788	1,500	4,028	1,500
R. Scott Summers	2,740	903	1,361	903
John C. Solomon	1,008	563	649	563
Judith Swanson	12,076	6,090	10,626	6,000
Total	$41,062	$17,473	$32,614	$20,009

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of September 30, 2025 and December 31, 2024 was 9.59% and 10.08%, respectively.

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

The following table is a roll forward of our Notes Program:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Gross Notes outstanding, beginning of period	$19,968	$20,854	$20,854
Notes issued	6,300	5,257	2,511
Note repayments / redemptions	(4,386)	(6,143)	(4,163)

Gross Notes outstanding, end of period	$21,882	$19,968	$19,202

Less deferred financing costs, net	(185)	(150)	(167)

Notes outstanding, net	$21,697	$19,818	$19,035

The following is a roll forward of deferred financing costs related to unsecured borrowings:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Deferred financing costs, beginning balance	$1,060	$939	$939
Additions	172	121	90
Deferred financing costs, ending balance	1,232	1,060	1,029
Less accumulated amortization	(1,047)	(910)	(862)
Deferred financing costs, net	$185	$150	$167

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Accumulated amortization, beginning balance	$910	$703	$703
Additions	137	207	159
Accumulated amortization, ending balance	$1,047	$910	$862

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	September 30, 2025	December 31, 2024
Unsecured Line of Credit	March 2026	10.0%	$910	$1,000
Unsecured Line of Credit	April 2026	10.0%	500	500
Unsecured Line of Credit - Senior Subordinated	January 2026	10.0%	750	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	-	202
Subordinated Promissory Note	July 2025	8.0%	100	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	–	100
Subordinated Promissory Note	July, 2028	8.5%	100	–
Subordinated Promissory Note	December 2025	8.0%	180	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	-	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	-	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	-
Subordinated Promissory Note	April 2029	9.0%	301	-
Unsecured Note - Senior Subordinated	Demand(4)	9.5%	12	-
Subordinated Promissory Note	Varies (3)	10.0%	-	700
			$14,851	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year. As of December 31, 2024 the rate was Prime + 1.5%.

(4)	Due six months after lender gives notice.

Preferred Equity and Members’ Capital

The Series C Preferred Units have a fixed value of $1 per unit in addition to preferred liquidation and distribution rights. Yearly distributions are payable at a fixed rate, currently of 12% of the Series C Preferred Units’ undiscounted value, and are made on a quarterly basis.

Roll forward of Series C Preferred Equity:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024	Nine Months Ended September 30, 2024

Beginning balance	$6,430	$4,773	$4,773
Additions from new investment	–	1,200	1,200
Additions from exchange of Class A common equity	2,330	-	-
Discount on exchange of Class A common equity	(2,043)	-	-
Distributions	(529)	(245)	(178)
Additions from net income and reinvestments	720	702	513

Ending balance	$6,908	$6,430	$6,308

All distributions, liquidation rights and conversion features are determined based on the undiscounted value of the Series C preferred equity units, which was $8,951 and $6,430 as of September 30, 2025 and December 31, 2024, respectively.

On March 31, 2025, the Company terminated its relationship with a member who owned 2,969 units of Class A common equity. Effective April 1, 2025, the Company executed a unit exchange agreement with the respective member where all 2,969 units of common equity with a carrying value of $287 were exchanged for 2,329.533 units of Series C preferred equity with a fixed value of $2,330. The difference between the carrying value of the Class A common units and the fixed value of the Series C preferred units of $2,043 is reflected as a discount on preferred equity.

On May 30, 2025, the Company redeemed 251.10821 of the Series C preferred equity beneficially owned by the Company’s CEO and his wife, at a redemption price of $251.

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

The following table shows the earliest conversion options for investors in Series C Preferred Equity as of September 30, 2025:

Year Convertible	Total Amount Convertible

Currently eligible to request conversion	$3,056
2025	203
2026	309
2027	1,342
2028	206
2029 and thereafter	3,835

Total	$8,951

We strive to maintain a reasonable (about 15%) balance between (1) members’ capital and (2) total assets. Using undiscounted Series C value, the ratio of preferred equity plus members’ capital to total assets was 15.3% and 12.4% as of September 30, 2025 and December 31, 2024, respectively. Using the discounted Series C equity value, the ratio of preferred equity plus members’ capital to total assets is 12.4% as of September 30, 2025. We anticipate members’ capital to increase as more earnings are retained in 2026 and additional preferred equity may be added.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$18,775	$20,359
Secured line of credit from affiliates	2	22	743
Less: deferred financing fees		(13)	-
Notes payable secured, net		18,784	21,102

Unsecured line of credit (senior)	3	750	750
Other unsecured debt (senior subordinated)	4	1,824	1,812
Unsecured Notes through our public offering, gross	5	21,882	19,968
Other unsecured debt (subordinated)	5	11,152	11,707
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less: deferred financing fees		(185)	(150)
Notes payable unsecured, net		36,549	35,213

Total		$55,333	$56,315

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of September 30, 2025 and December 31, 2024, we had combined loans outstanding of 164 and 183, respectively. In addition, loans receivables were $61,130 and $51,138 as of September 30, 2025 and December 31, 2024, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $19,250 and $22,515 as of September 30, 2025, and December 31, 2024, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of September 30, 2025. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Originations and modifications for the nine months ended September 30, 2025 and 2024, were $40,911 and $37,089, respectively. We expect to continue to have stronger originations through the remainder of 2025.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of September 30, 2025	As of December 31, 2024
Secured debt, net of deferred financing costs	$18,784	$21,102
Unsecured debt, net of deferred financing costs	$36,549	$35,213
Cash and cash equivalents	$1,575	$3,347

As of September 30, 2025 and December 31, 2024, cash and cash equivalents was $1,575 and $3,347, respectively.

Secured debt, net of deferred financing costs decreased $2,318 to 18,784 as of September 30, 2025, compared to $21,102 for the year ended December 31, 2024. The decrease in secured debt was due primarily to repayments to our loan purchase and sale agreements lenders in addition to repayments on promissory notes and lines of credit with affiliates.

Unsecured debt, net of deferred financing costs increased $1,336 to $36,549 as of September 30, 2025, compared to $35,213 as of December 31, 2024.

We anticipate equity to remain approximately the same and not change during the three months subsequent to September 30, 2025. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through the year ending December 31, 2025, is $18,762, which consists of secured borrowings of $17,495 and unsecured borrowings of $1,267.

Secured borrowings maturing through the year ending December 31, 2025, significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and several lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral.

The following are secured facilities with current maturity dates and renewal dates:

●	Swanson – $6,090 with various due dates and automatically renews unless notice given;
●	Shuman – $125 due July 2026 and automatically renews unless notice is given;
●	Solomon – $563 due upon 30 days notice; automatically renews every 30 days
●	Eppinger – $1,500 due upon one month notice; automatically renews monthly
●	S. K. Funding – $4,500 due July 2026 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2026;
●	Builder Finance, Inc – $1,792 with an expiration date of January 2026;
●	Summers - $903 due January 2027 and automatically renews unless notice is given;
●	United Bank - $1,303 due January 2027;
●	Line of credits with affiliates - $22 and due upon demand

Unsecured borrowings due by December 31, 2025, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $986 and $281, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. During the last twelve months, approximately 76% of our Note holders reinvested upon maturity. The 36-month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. Our other unsecured debt has historically renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturity through investments in our Notes Program.

Selected Quarterly Consolidated Financial Data

	Quarter 3	Quarter 2	Quarter 1	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2025	2025	2025	2024	2024	2024	2024

Net interest and fee income	$1,575	$1,315	$1,251	$1,414	$1,258	$1,111	$1,553
Provision for (recovery of) credit losses	179	(13)	133	43	332	165	222
Net interest income after provision for credit losses	1,396	1,328	1,118	1,371	926	946	1,331
Gain on foreclosed assets*	–	107	–	–	2	–	–
Revenue from the sale of land parcels	–	968	1,837	1,397	1,601	–	–
Option fee income	40	120	154	222	223	223	149
Dividend or other income	52	54	47	42	12	13	15
Cost of land parcels sold	–	968	1,837	1,397	1,601	–	-
Gain on sale of 339	193	–	–	–	–	–	–
SG&A expense	1,061	957	939	932	714	586	829
Depreciation and amortization	16	20	20	19	20	20	21
Loss on foreclosed assets*	85	111	15	118	–	278	201
Net income	$519	$521	$345	$566	$429	$298	$444

*	Gains and losses on foreclosed assets are reported net in the Consolidated Statement of Operations.

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value actually decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years. In most of our markets, prices of homes sold are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). However, we anticipate significant declines in home values in some markets over the next 12 months. Specifically, we expect prices of mid-range homes are most likely to drop by the largest percentage, as those sales are mostly based on interest rate and price. The low-priced homes are based on rate and price, but also on trends in rent rates, and rent rates continue to rise. The high-end market is currently resilient, which seems to be based more on the economy and stock market. At the Federal Open Market Committee meeting in October, the U.S. Federal Reserve (“Fed”) decided to continue allowing the runoff of their home mortgage portion of their balance sheet. This runoff is increasing mortgage rates nationwide. The Fed is using the funds obtained from the runoff to stop the runoff of their treasury security portfolio, which might have the impact of decreasing new mortgage rates (historical data on this situation is limited).

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Housing starts have been in a tight range over the last year, and generally payoffs appear stable. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 5%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. While we are currently in a time in which CD rates will be decreasing, and, accordingly, possibly in a time in which our interest rates that we pay new investors will be decreasing, we also note that the prime rate is decreasing, which may put pricing pressure on our lending rates. In addition, despite the Fed’s actions on balance sheet adjustments mentioned earlier, interest rates for home buyers (end users) have been decreasing, which should increase demand for mid-market homes, new and used.

However, we note that one difference between the current housing cycle compared to prior cycles is that the supply of used homes in the market is low due to the number of homes owned with lower interest rates. Due to the new data on used homes in the market, this makes understanding future results an issue for the Company. Meanwhile, as housing cycles start to decline, foreclosures increase and with their initial interest rate at 3% or less if during the low mortgage rate period around the COVID-19 pandemic, foreclosures may not have as large of an impact.

The Company believes that mortgage rates for home buyers may decline to levels in the mid 5% range over the course of the upcoming 12 months, aiding the homebuilding industry and those financing the builders.

Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates, are used by us here to approximate CD rates. Both the short and long-term interest rates have risen slightly to historically normal levels, which we expect to continue falling throughout the fall of 2025 and into the first half of 2026. We expect this continued decrease in rates to be gradual.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the three months ended September 30, 2025:

(amounts in this table are not in thousands)
Owner	Units	Amount
Daniel M. and Joyce S. Wallach	35.83155	$35,831.55
Gregory L. Sheldon and Madeline M. Sheldon	32.03096	32,030.96
Schultz Family Living Trust	6.66992	6,669.92
Fernando Ascencio and Lorraine Carol Ascencio	12.47948	12,479.48
Mark and Tris Ann Garboski	42.18653	42,186.53
Total	129.19844	$129,198.44

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

(b)	We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of September 30, 2025, we issued $32,478 in Notes pursuant to our current public offering. As of September 30, 2025, we incurred expenses of $491 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of September 30, 2025 were $31,987 all of which was used to increase loan balances.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2025, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

3.6	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2024, Commission File No. 333-224557.

3.7	Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC , incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 22, 2024, Commission File No. 333-224557.

4.1	Indenture Agreement (including Form of Note) dated September 16, 2022, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on September 16, 2022, Commission File No. 333-263759

10.1	Membership Interest Purchase Agreement, dated August 6, 2025, by and among Shepherd’s Finance, LLC, as seller, and Mark L. Hoskins and Barrett Hoskins, as buyers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2025, Commission File No. 333-224557

10.2	Third Amendment to Amended, Restated, and Consolidated Credit Agreement, dated August 6, 2025, by and among Benjamin Marcus Homes. L.L.C., Investor’s Mark Acquisitions, LLC and 339 Justabout Land Co., LLC, as borrowers, and Shepherd’s Finance, LLC, as lender, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 12, 2025, Commission File No. 333-224557

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Inline XBRL Cover Page Interactive Data File

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 14, 2025	By:	/s/ Theodore Westwood
Theodore Westwood
Chief Financial Officer

