Form 10-K
period 2025-12-31
Shepherd's Finance, LLC
filed 2026-04-06
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2025: There is currently no established public market for the registrant’s membership interests.

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

Through August 6, 2025, we were the sole member of two consolidating subsidiaries, 339 Justabout Land Company (“339”) and Builder’s Assistance, LLC (“Builder’s Assistance”). On August 6, 2025, we sold 339. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement effective as of March 16, 2017, and as subsequently amended.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of lots and undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do neither or either of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), and purchase defaulted secured debt from financial institutions at a discount. In a few instances, we have acquired property and hired contractors to build a house or develop the land into lots. Sometimes this is done purely to make money, sometimes it is done to better secure our position in an ongoing project that we are lending on, and sometimes to help sell a piece of real estate that we own. At Builder’s Assistance, we help builders grow their net profit and production capacity. Currently most of that activity centers around offering accounting services. These services do not include tax services.

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

In addition, Barbara L. Harshman, our Executive Vice President of Operations, has 21 years of experience in this type of lending. Catherine Leslie, our Chief Financial Officer (“CFO”) has 23 years of SEC registrant accounting experience and over eight years of experience in this industry. Mark Reynolds, our Executive Vice President of Sales has over 24 years of experience in the construction finance industry.

Human Capital Resources

As of December 31, 2025, we have retained 25 employees (four of which are lending representatives) including our CEO. In his previous experience, our CEO had a nationwide staff of 20 lenders in the field. The development, attraction, and retention of employees is a strong focus for the Company, as it is fostering and maintaining a strong, healthy corporate culture. Additionally, as described in more detail elsewhere in this report, we have an executive compensation program designed to attract, retain, and motivate highly talented executives and to align each executive’s incentives with our short-term and long-term objectives, while maintaining a healthy and stable financial position.

Opportunity, Strategy, and Approach

Background and Strategy

Finance markets are highly fragmented, with numerous large, mid-size, and small lenders and investment companies, such as banks, savings and loan associations, credit unions, insurance companies, private lenders and institutional lenders, all competing for investment opportunities. Many of these market participants experienced losses, as a result of the housing market (which started to decline in 2006, reached its bottom in 2008, improved through late 2019, and since has been relatively stable nationally (within 20% of the December 2019 level), and their participation in lending in it. As a result of credit losses and restrictive government oversight, financial institutions are not participating in this market to the extent they had before the 2008 credit crisis. Nonregulated builder focused lenders (of which we are one) have increased their presence since 2008. Our goal is not to be the customer’s only source of commercial lending, but an extra, more user and capital-friendly piece of their financing. We help builders grow their businesses by requiring less money down than typical lenders, and the tradeoff for that is a higher cost for the builder (but typically a higher return percentage wise on their lower investment).

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

Our investment policies may be amended or changed at any time by our board of managers. In the years ahead, we plan on maintaining or growing our current level of lending, increasing our geographic diversity, growing our rehab lending program, increasing our accounting services for builders’ revenue, and improving our financial performance. We may be adding systems and people to accomplish these goals.

Risk and Mitigation

We believe that, while creating speculative construction loans is a high-risk venture, the opportunity for margin, the differences in our lending versus typical small bank lending, and our loss mitigation techniques will all help this type of lending to continue to be a profitable business.

We engage in various activities to try to mitigate the risks inherent in this type of lending by:

●	Keeping the loan-to-value ratio (“LTV”), between 60% and 75% on a portfolio basis, however, individual loans may, from time to time, have a greater LTV;

●	Generally using deposits from the builder on home construction loans to ensure the completion of the home. Lending losses on defaulted loans are usually a higher percentage when the home is not built, or is only partially built;

●	Having a higher yield than other forms of secured real estate lending;

●	Using interest escrows for some of our loans;

●	Aggressively working with builders who are in default on their loan before and during foreclosure. This technique generally yields a reduced realized loss; and

●	Market grading. We review all lending markets, analyzing their historic housing start cycles. Then, the current position of housing starts is examined in each market. Markets are classified into volatile, average, or stable, and then graded based on that classification and our opinion of where the market is in its housing cycle. This grading is then used to determine the builder deposit amount, LTV, and how much of the lot purchase the builder is required to fund. Typically, builders who enter a market at one grade maintain that grade if they perform well in that market, even as the market changes its grade.

The following table contains items that we believe differentiate us from our competitors:

Item	Our Methods	Comments
Lending Regulation	We follow various state and federal laws but are not regulated and controlled by bank examiners from the government. We follow the best practices we have learned through our experience, some of which are required by banks.	For instance, banks are not required to buy title insurance by law, but typically banks do purchase title insurance for the properties on which they lend. We generally do not, as it is very difficult to collect on title policies. Instead, we use title searches to protect our interests.

FDIC Insurance	We do not offer FDIC insurance to our unsecured notes investors.	Our yield to our customers, and our cost of funds, is typically higher than that of most banks. We charge our borrowers higher interest rates than most banks do. We also save money by not paying for FDIC insurance.

Capital Structure	Typically, our unsecured notes offered through our notes program are due in one to four years, or when the Note matures.	This results in liquidity risk (i.e., funding borrowing requests or maturities of debt). Our assets typically turnover much quicker (about 4 times faster) than our average unsecured debt does, and our unsecured debt is mostly prepayable. These items help keep liquidity stable. Our development and lot loans typically have durations well beyond the construction loan timeframe.

Community Reinvestment Act (CRA)(1)	We do not participate in the CRA.	Our sole purpose in making each individual loan is to maximize our returns while maintaining proper risk management.

Leverage	We try to maintain a 15% ratio of equity (including preferred equity) to loan assets.	Our equity to loan assets, net ratio was 13.9% as of December 31, 2025. The higher the percentage, the more potential losses the company can absorb without impacting debt holders.

Product Diversification	We generally make loans for builders to purchase lots and/or to construct or rehab homes.	We have extensive experience in our field.

Geographic Diversity	We provide lending services in 21 states as of December 31, 2025.	We believe that this geographic diversity helps in down markets, as not all housing markets decrease at the same rate and time.

Governmental Bailouts	Most likely not eligible.	We are not likely to be eligible for bank bailouts, which have happened periodically. We maintain a better leverage ratio to counter this.

Underwriting	We focus on items that, in our experience, tend to predict risk.	These items include using collateral, controlling LTVs, controlling the number of loans in one subdivision, underwriting appraisals, conducting property inspections, and maintaining certain files and documents similar to those that a bank might maintain.

(1)	The CRA subjects a bank who receives FDIC insurance to regulatory assessment to determine if the bank meets the credit needs of its entire community, and to consider that determination in its evaluation of any application made by the bank for, among other things, approval of the acquisition or establishment of a bank branch.

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

Construction Loans for Homebuilders

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

In a typical home construction transaction, a homebuilder obtains a loan to purchase a lot and build a home on that lot. In some cases, the builder has a contract with a customer to purchase the home upon its completion. In other cases, the home is built as a spec home, but the homebuilder believes it will sell before or shortly after completion, and therefore, building the home before it is under contract will increase the homebuilder’s sales and profitability. The builder may also believe that the construction of a spec home will increase the number of contract sales the homebuilder will have in a given year, as it may be easier to sell contract homes when the customer can see the builder’s work in the spec home. In some cases, these speculatively built homes are constructed with the intention of keeping them as a model for a period of time, to increase contract sales, and then be sold. These are called model homes. While we may lend to a homebuilder for any of these types of new construction homes, for the year 2025, about 84% of our construction loans were created as spec homes and 16% were contracts.

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

Generally, our real estate loans are secured by one or more of the following:

●	The homes being constructed;

●	the parcels of land to be developed;

●	finished lots;

●	new or rehabbed single-family homes; and/or

●	in most cases, personal guarantees of the principals of the borrower entity.

Most of our lending is based on the following general policies:

Customer Type	Small-to-Medium Size Homebuilders

Loan Type	Commercial

Loan Purpose	Construction/Rehabilitation of Homes or Development of Lots

Security	Homes, Lots, and/or Land

Priority	Generally, our loans are secured by a first priority mortgage lien; however, we may make loans secured by a second or other lower priority mortgage lien.

Loan-to-Value Averages	60-75%

Loan Amounts	Our average home construction loan was $445,000 as of December 31, 2025. Development loans vary greatly.

Term	Demand, however most home construction loans typically payoff in under one year, and development loans are typically three to five-year projects.

Rate	Cost of Funds (“COF”) plus 2.5%, minimum rate of 7.75%

Origination Fee	5% for home construction loans, development loans on a case-by-case basis

Title Insurance	Only on high-risk loans and rehabs

Hazard Insurance	Always

General Liability Insurance	Always

Credit	Builders should have significant building experience in the market, be building in the market currently, be able to make payments of interest, be able to make the required deposit, have acceptable personal credit, and have open lines of credit (unsecured) with suppliers reasonably within terms. Required deposits may be avoided if we do not fund the purchase of land. We generally do not advertise to find customers, but use our loan representatives and our builder website, www.constructionspecloans.com.

Third Party Guarantor	None; however, the loans are generally guaranteed by the owners of the borrower.

We may change these policies at any time based on then-existing market conditions or otherwise at the discretion of our CEO and the Board of Managers.

Development of Land Parcels

On February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122,000. The Company paid cash consideration of $3,000,000 plus the amount of our intercompany debt. The property was then subdivided into two parcels. One parcel was being developed into lots for home construction (“Phase 1 Lots”) and the other parcel was being developed into a second phase of lots (“Phase 2 Lots”).

During our ownership of 339, we earned fees and had sales and cost of goods sold related to lot sales. We also invested money in developing Phase 1 Lots and permitting Phase 2 Lots within the development.

On August 6, 2025, the Company completed the sale of all assets held by 339, a business segment, to the principal owners of the Company’s largest customer, Benjamin Marcus Homes (“BMH” or “Buyer”), for a sales price of $9,876,000.

Other investments

We own other investments related to real estate, with earnings and risk objectives similar to lending. As of December 31, 2025, we own a lot near Orlando, Florida with a book value of $169,000. We also have an investment in a fund in common management with one of our borrowers which buys lots and build homes. We lend money to that fund as well. The investment is treated as a loan receivable on the Company’s balance sheet.

In addition, we may, depending on our cash position and the opportunities available to us, do neither or either of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), and purchase defaulted secured debt from financial institutions at a discount. We currently have a secured loan on our books which was purchased from a lender at a discount. The loan was booked at the discounted purchase price, and interest is being recognized monthly and paid in conjunction with principal payments. The asset purchased at a discount is treated as a loan receivable on the Company’s balance sheet.

Builder’s Assistance

At Builder’s Assistance, we help builders grow their net profit and production capacity. Currently most of that activity centers around offering accounting services. These services do not include tax services. We provide a variety of services which include but are not limited to, data entry, journal entries, cash balancing, purchase order issuing, budget control, and financial statements. We also offer customers consultations to help them improve their business, ranging from gross profit analysis to cash management.

2026 Outlook

During 2026, we anticipate that the housing market in most of the areas in which we do business will likely improve, as we believe that the long-term interest rates that our borrowers’ customers use are likely to fall. There is a risk if mortgage rates drop that many homeowners in existing low-rate mortgages will decide to “move up” and sell their low mortgage rate home, flooding the market with homes. Offsetting that risk is the fact that they will also increase demand for homes as they will need one to live in. Rents may become less affordable vs. owning a home, which helps our customer. While we don’t anticipate the market flooding to negatively impact us, there is little history to go by and this might cause housing prices to drop steeply, which will hurt our existing loans. Of course, rates may not fall, or they may instead go up, or the actual impact of falling rates may not result in an enhanced housing market. While we are anticipating growth in housing and loan balances, we are prepared for a declining market as well.

In 2026, we don’t anticipate increasing our investments that are not loans or foreclosed assets.

Commercial Loans – Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2025:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers		Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Loan Fee
Arizona	2		4	$1,719	$1,126	$1,126	66%		5%
California	1		1	1,285	1,750	1,439	137%		5%
Connecticut	1		3	1,730	1,162	890	67%		5%
Florida	11		50	23,854	16,637	10,984	70%		5%
Georgia	7		10	6,448	4,228	3,068	66%		5%
Idaho	1		1	2,770	1,500	874	54%		5%
Illinois	1		1	1,500	815	606	54%		5%
Louisiana	2		3	825	623	594	76%		5%
Michigan	1		1	970	582	171	60%		5%
Mississippi	1		1	335	258	258	77%		5%
Montana	2		2	975	683	578	70%		5%
New Jersey	1		4	1,798	1,531	1,471	85%		5%
New York	1		5	2,248	1,345	488	60%		5%
North Carolina	8		14	6,530	4,135	1,861	63%		5%
Oklahoma	1		1	167	117	77	70%		5%
Pennsylvania	2		18	20,748	16,368	13,055	79%		5%
South Carolina	7		26	10,739	8,394	4,808	78%		5%
Tennessee	2		3	1,061	743	718	70%		5%
Utah	1		1	4,880	3,538	1,213	73%		5%
Virginia	1		2	592	362	236	61%		5%
Total	54	(3)	151	$91,174	$65,897	$44,515	72	% (2)	5%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(2)	Represents the weighted average loan to value ratio of the loans.

(2)	Total number of borrowers is 53. One borrower has construction loans in North Carolina and South Carolina which is reflected in the Number of Borrowers column of the table above.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2024:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Loan Fee
Arizona	1	2	$890	$634	$633	71%		5%
California	1	1	3,210	1,750	1,346	55%		5%
Connecticut	1	2	1,040	728	389	70%		5%
Florida	9	42	16,089	11,081	6,874	69%		5%
Georgia	3	6	3,301	2,037	878	62%		5%
Idaho	1	4	1,462	1,060	661	73%		5%
Illinois	1	1	1,727	992	1,781	57%		5%
Louisiana	4	6	1,613	1,169	1,031	72%		5%
Michigan	1	1	890	481	27	54%		5%
Mississippi	1	1	369	258	258	70%		5%
New Jersey	2	4	1,585	1,362	1,122	86%		5%
New York	1	1	650	455	105	70%		5%
North Carolina	9	18	10,737	6,642	4,786	62%		5%
Ohio	3	3	1,275	857	1,074	67%		5%
Pennsylvania	2	22	24,449	18,065	15,192	74%		5%
South Carolina	10	49	22,057	14,309	7,438	65%		5%
Tennessee	3	4	1,334	893	748	67%		5%
Texas	2	3	2,320	1,844	1,567	79%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	3	4	1,546	982	672	64%		5%
Total	59	177	$99,462	$67,391	$48,004	68	% (2)	5%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(2)	Represents the weighted average loan to value ratio of the loans.

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

The following is a summary of our loan portfolio to builders for land development as of December 31, 2025:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Interest Spread(3)
Florida	2	2	550	630	350	115%		7%
Georgia	1	1	560	100	99	18%		7%
Louisiana	1	1	150	88	88	59%		7%
New Jersey	1	1	88	56	56	64%		7%
North Carolina	2	2	3,037	681	680	22%		7%
Pennsylvania	1	2	15,337	14,066	12,854	92%		varies
South Carolina	1	1	1,500	487	539	32%		7%
Utah	2	2	3,146	1,600	868	51%		7%
Wyoming	1	1	2,750	1,635	1,634	59%		7%
Total	12	13	$27,118	$19,343	$17,168	71	% (2)	7%

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(2)	Represents the weighted average loan to value ratio of the loans.

(3)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2024:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Interest Spread(3)
Florida	2	2	2,469	1,500	268	11%		7%
Georgia	1	1	346	275	159	46%		7%
New York	1	1	300	300	300	100%		7%
Pennsylvania	1	1	2,484	3,700	1,919	77%		varies
South Carolina	1	1	1,860	487	488	26%		7%
Total	6	6	$7,459	$6,262	$3,134	42	% (2)	7%

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(2)	Represents the weighted average loan to value ratio of the loans.

(3)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

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

Environmental Compliance

We do not believe that compliance with federal, state, or local laws relating to the protection of the environment will have a material effect on our business in the foreseeable future. However, loans we extend, or purchase are secured by real property. In the course of our business, we may own or foreclose and take title to real estate that could be subject to environmental liabilities with respect to these properties. We (or our loan customers) may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical release at a property. The costs associated with the investigation or remediation activities could be substantial. In addition, if we become the owner of or discover that we were formerly the owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. To date, we have not incurred any significant costs related to environmental compliance and we do not anticipate incurring any significant costs for environmental compliance in the future. Generally, when we are lending on property which is being developed into single family building lots, an environmental assessment is done by the builder for the various governmental agencies. When we lend for new construction on newly developed lots, the lots have generally been reviewed while they were being developed. We also perform our own physical inspection of the lot, which includes assessing potential environmental issues. Before we take possession of a property through foreclosure, we again assess the property for possible environmental concerns, which, if deemed to be a significant risk compared to the value of the property, could cause us to forego foreclosure on the property and to seek other avenues for collection.

ITEM 1A. RISK FACTORS

Below are risks and uncertainties that could adversely affect our operations that we believe are material to investors. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.

Risks Related to our Business

Our business is not industry diversified. Deterioration in the homebuilding industry or economic conditions, including as a result of pandemics or wars, could decrease demand and pricing for new homes and residential home lots. A decline in housing values similar to the national downturn in the real estate market that began in 2006 would have a negative impact on our business. Smaller value declines will also have a negative impact on our business. These factors may decrease the likelihood we will be able to generate enough cash to repay the Notes.

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

We generally lend a percentage of the values of the homes and lots. These values are determined shortly prior to the lending. If the values of homes and lots in markets in which we lend drop fast enough to cause the builders losses that are greater than their equity in the property, we will be forced to liquidate the loan in a fashion which will cause us to lose money. If these losses when combined and added to our other expenses are greater than our revenue from interest charged to our customers, we will lose money overall, which will hurt our ability to pay interest and principal on the Notes. Values are typically affected by demand for homes, which can change due to many factors, including but not limited to, demographics, interest rates, the overall economy, which can be impacted by outbreaks of communicable illnesses, cost of building materials and labor, availability of financing for end-users, inventory of homes available, wars, and governmental action or inaction. If there is a tightening of the credit markets, it would be more difficult for potential homeowners to obtain financing to purchase homes. If housing prices decline or sales in the housing market decline, our customers may have a hard time selling their homes at a profit. This could cause the amount of defaulted loans that we will have to increase. An increase in defaulted loans would reduce our revenue and could lead to losses on our loans. A decline in housing prices will further increase our losses on defaulted loans. If the amount of defaulted loans or the loss per defaulted loan is large enough, we will operate at a loss, which will decrease our equity. This could cause us to become insolvent, and we will not be able to pay back Note holders’ principal and interest on the Notes.

The homebuilding industry could experience adverse conditions, and the industry’s implementation of strategies in response to such conditions may not be successful.

The United States homebuilding industry experienced a significant downturn beginning in 2006. During the downturn, many homebuilders focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Notwithstanding these strategies, homebuilders continued to experience an elevated rate of sales contract cancelations, as many of the factors that affect new sales and cancelation rates are beyond the control of the homebuilding industry. Although the homebuilding industry has experienced positive gains over the last decade, there can be no assurance that these gains will continue, or if there is a negative impact on the homebuilding industry’s expectations for future home sales. The homebuilding industry could suffer similar, or worse, adverse conditions in the future. Decreases in new home sales would increase the likelihood of defaults on our loans and, consequently, reduce our ability to repay Note holders’ principal and interest on the Notes.

We have $59,223,000 of loan assets, net as of December 31, 2025. A 35% reduction in total collateral value would reduce our earnings and net worth by $6,468,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2025, we had $59,223,000 of loan assets, net on our books. These assets are recorded on our balance sheet at the lower of the loan amount or the value of the collateral after deduction for expected selling expenses. A reduction in the value of the underlying collateral could result in significant losses. A 35% reduction, for instance, would result in a $6,468,000 loss. Accordingly, our business is subject to the risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

We have $17,168,000 of development loan assets as of December 31, 2025, which unlike our construction loans, are long term loans. This longer duration as well as the nature of collateral (raw ground and lots) creates more risk for that portion of our portfolio.

We have $17,168,000 gross development loan assets as of December 31, 2025 (these are included in the $59,223,000 of net loans above). Development loans are riskier than construction loans for two reasons: the duration of the loan and the nature of the collateral. The duration (being three to five years as compared to generally less than one year on construction loans) allows for a greater period of time during which the collateral value could decrease. Also, the collateral value of development loans is more likely to change in greater percentages than that of built homes. For example, during a 70% reduction in housing starts, newly completed homes still have value, but lots may be worthless. This added risk to this portion of our portfolio adds risk to our investors as our net worth would be significantly impacted by losses.

Currently, we are reliant on a single developer and homebuilder, the Hoskins Group, who are concentrated in the Pittsburgh, Pennsylvania market, for a significant portion of our revenues and a portion of our capital. Our second largest customer is in the Central and Southwest, Florida market and is also a significant portion of our portfolio.

As of December 31, 2025, 35% of our outstanding loan commitments consisted of loans made to Benjamin Marcus Homes, LLC and 339 Justabout Land Co, LLC, both of which are owned by Mark Hoskins and family (collectively both parties are referred to herein as the “Hoskins Group”). We refer to the loans to the Hoskins Group as the “Pennsylvania Loans.” The Hoskins Group is concentrated in the Pittsburgh, Pennsylvania market.

Currently, we are reliant upon a single developer and homebuilder who is concentrated in a single city, for a significant portion of our revenues and a portion of our capital. Any event of bankruptcy, insolvency, or general downturn in the business of this developer and homebuilder or in the Pittsburgh housing market generally will have a substantial adverse financial impact on our business and our ability to pay back Note holders’ investments in the Notes in the long term. Adverse conditions affecting the local housing market could include, but are not limited to, declines in new housing starts, declines in new home prices, declines in new home sales, increases in the supply of available building lots or built homes available for sale, increases in unemployment, and unfavorable demographic changes. One of our independent managers, Gregory L. Sheldon, also lends money to the Hoskins Group and, consequently, Mr. Sheldon may face conflicts of interest in the advice that he provides to us, including if any such adverse conditions were to materialize.

In addition, as of December 31, 2025, 7% of our outstanding loan commitments consisted of loans made to our second largest customer, in Central and Southwest, Florida.

We have foreclosed assets as of December 31, 2025, which unlike our loans, are recorded on our balance sheet at the value of the collateral, net of estimated selling expenses.

We have foreclosed assets as of December 31, 2025. A reduction in the value of the underlying collateral of our foreclosed assets could result in significant losses. For example, a 35% reduction in the value of the underlying collateral (net of estimated selling expenses) would result in a $175,000 loss. Our business is subject to an increased risk of not being able to repay our Note Holders’ investments in a timely manner if such a reduction were to occur.

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

In the event of default, our real estate loan investments are generally dependent entirely on the loan collateral to recover our investment. Our loan collateral consists primarily of a mortgage on the underlying property. In the event of a default, we may not be able to recover the premises promptly and the proceeds we receive upon sale of the property may be adversely affected by risks generally related to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies (including environmental legislation), wars, acts of God, and other factors which are beyond our or our borrowers’ control. Current market conditions may reduce the proceeds we are able to receive in the event of a foreclosure on our collateral. Our remedies with respect to the loan collateral may not provide us with a recovery adequate to recover our investment.

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

We have $169,000 of real estate investments as of December 31, 2025. A 35% reduction in our real estate investments would reduce our earnings and net worth by $59,000. Larger reductions would result in lower earnings and lower net worth.

As of December 31, 2025, we had $169,000 of real estate investments on our books. These assets are recorded on our balance sheet at cost. A reduction in the value could result in significant losses. A 35% reduction, for instance, would result in a $59,000 loss. Accordingly, our business is subject to the risk of a loss of a portion of our Note holders’ investments if such a reduction were to occur.

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

Because most of our customers do not publicly report on their financial condition and therefore typically are not required to be audited on a regular basis, we are susceptible to a customer’s fraud, which could cause us to suffer losses on our loan portfolio. The failure of a customer to accurately report its financial position, compliance with loan covenants, or eligibility for additional borrowings could result in our providing loans that do not meet our underwriting criteria, defaults in loan payments, and the loss of some or all of the principal of a particular loan or loans. Customer fraud can come in other forms, including but not limited to fraudulent invoices for work done, appraisal fraud, and fraud related to inspections done by third parties.

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

Customers not paying interest causes reduced profitability or losses. An increase in the dollar amount of loans not paying interest may adversely affect our ability to repay the Notes.

We typically have some balance of loans not paying interest. Some of those loans, when they are resolved, never end up collecting unpaid interest. Typically, the amount of nonpaying loans is around 10% of our outstanding balance. If this percentage goes up significantly, as it did at the start of the COVID-19 pandemic, this causes us to lose money because we are paying interest without receiving interest. If these losses are significant, it can inhibit our ability to pay principal and interest on the Notes.

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

We may experience growth that could place a significant strain upon our operational systems and procedures. Initially, all of our computer systems used electronic spreadsheets, and we utilized other methods that a small company would use. Over time we added accounting, loan and production documentation, administration, servicing, and investing systems which many banks use to produce closing documents for loans. If any of these systems fail, they could have a material adverse effect on our business, financial condition, results of operations, and, ultimately, our ability to repay principal and interest on the Notes.

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

It is customary for lenders who extend loans secured by real estate to require the borrower to provide title insurance with minimum coverage amounts set by the lender. We do not require most of our home builders to provide title insurance on their collateral for our loans to them. This represents an additional risk to us as the lender. The homebuilder may have a title problem which normally would be covered by insurance but may result in a loss on the loan because insurance proceeds are not available.

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

In the course of our business, we foreclose and take title to real estate that could be subject to environmental liabilities. We also have invested in several real estate projects. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at any property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Risks Related to Conflicts of Interest

Our CEO (who is also on our board of managers will face conflicts of interest as a result of the secured lines of credit made to us, which could result in actions that are not in the best interests of our Note holders.

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

As of December 31, 2025, there was $0 outstanding pursuant to the Wallach Trust LOC, with availability on that line of credit of $250,000, there was $26,000 outstanding pursuant to the Wallach LOC, with remaining availability on that line of credit of $1,224,000. The interest rates on the Wallach Affiliate LOCs generally equal the prime rate plus 3% and were 9.75% as of December 31, 2025.

The Wallach Affiliate LOCs are collateralized by a lien against all of our assets. The Notes are subordinated in right of payment to all secured debt, including these Wallach Affiliate LOCs. Pursuant to the promissory note for each Wallach Affiliate LOCs, the lenders have the option of funding any amount up to the face amount of the note, in the lender’s sole and absolute discretion. Therefore, Mr. Wallach will face conflicts of interest in deciding whether and when to exercise any rights pursuant to the Wallach Affiliate LOCs. If Mr. Wallach exercises his rights to collect on their collateral upon a default by us, we could lose some or all of our assets, which could have a negative effect on our ability to repay the Notes.

As a result of his large equity ownership in the Company, our CEO will face a conflict of interest in deciding the number of distributions to equity owners, which could result in actions that are not in the best interests of Note Holders. In addition, each independent manager owns 1.17% of our common equity, and one member owns 15.94% of our Series C equity.

As of December 31, 2025, our CEO (who is also on the board of managers) beneficially owned 91.78% of the common equity of the Company. He and his wife’s parents also own 17.83% and 3.32% of our Series C cumulative preferred units outstanding as of December 31, 2025. Each of our three independent managers owns 1.17% of our common equity, and one owns 15.94% of our Series C cumulative preferred units at that date. Since the Company is taxed as a partnership for federal income tax purposes, all profits and losses flow through to the equity owners. Therefore, Mr. Wallach and his affiliated equity owners of the Company will be motivated to distribute profits to the equity owners on an annual basis, rather than retain earnings in the Company for Company purposes. There is currently no limit in the indenture or otherwise on the amount of funds that may be distributed by the Company to its equity owners. If substantial funds are distributed to the equity owners, the liquidity and capital resources of the Company will be reduced and our ability to repay the Notes may be negatively impacted.

Some of our employees and managers may face conflicts of interest as a result of their and their relatives’ investment in the Notes, which could result in actions that are not in the best interests of our Note holders.

Employees, managers, members, and relatives of managers and members have invested in the Notes, in the aggregate amount of $7,378,000 as of December 31, 2025. While investment in the Notes by our affiliates may align their interests with those of other Note holders, it could also create conflicts of interest by influencing those employees’ or managers’ actions during times of financial difficulties. For example, the fact that certain of our managers hold Notes, and the value of Notes they hold, could influence their decision to redeem Notes at a time o times when it would be prudent to use our cash resources to build capital, pay down other outstanding obligations, or grow our business. There may be other situations not presently foreseeable in which the ownership of Notes by related persons may create conflicts of interest. These conflicts of interest could result in action or inaction by management that is adverse to other holders of the Notes.

We have two lines of credit from affiliates which allow us to incur a significant amount of secured debt. These lines are collateralized by a lien against all of our assets. Our purchase and sale agreements function as secured debt as well. We expect to incur a significant amount of additional debt in the future, including issuance of the Notes, which will subject us to increased risk of loss.

As of December 31, 2025, we had $26,000 secured debt outstanding on our senior debt lines of credit from affiliates of $1,500,000 and the capacity to sell portions of many loans under the terms of our loan purchase and sale agreements. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third parties and are collateralized by loans. The affiliate loans are collateralized by a lien against all of our assets. The loan purchase and sale agreements and other secured debt are with third parties and are collateralized by loans. In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities and other arrangements. The Notes will be subordinated in the right of payment to all secured debt, including the affiliate loans. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the purchase and sale agreements. Accordingly, our business is subject to an increased risk of a total loss of our Note holders’ investments if we are unable to repay all of our secured debt.

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

In addition, the borrowing capacity on some of our lines of credit is based on the amount outstanding on the underlying collateral loans. If we are unable to find suitable investment opportunities, we may not be able to replace the underlying collateral loans with new loans and, in such a situation, the borrowing capacity on those lines of credit would be reduced. Also, the failure to maintain an active line of credit (and therefore using cash for liquidity instead of a borrowing line) will reduce our earnings, because we will be paying interest on the Notes, while we are holding cash instead of reducing our borrowings.

We have unfunded commitments to builders as of December 31, 2025. If every builder borrowed every amount allowed (which would mean all their homes were complete) and no builders paid us back, we would need to fund that amount. While some of that amount would automatically come from our loan purchase and sale agreements, the rest would have to come from our Notes Program and/or our lines of credit. Therefore, we may not have the ability to fund our commitments to builders.

As of December 31, 2025, we have $23,557,000 unfunded commitments to builders. If every builder borrowed every amount allowed and no builders repaid us, then we would need to fund that amount. Lines of credit, loan purchase and sale agreements, payoffs from builders, and immediate investments in our Notes may not be enough to fund our commitments to builders as they become payable. If we default on these obligations, then we may face any one or more of the following: a higher default rate, lawsuits brought by customers, an eventual lack of business from borrowers, missed principal and interest payments to Note holders and holders of other debt, and a lack of desire for investors to invest in our Notes Program. Therefore, we could default on our repayment obligations to our Note Holders.

We have several secured lines of credit which allow the lender to give notice and then they eventually expire, and with those expirations, any unsecured portion related to the lines of credit also expire. Any notice of nonrenewal or expiration could strain our ability to pay other obligations.

We have various secured lines of credit, most of which allow the lender to give us notice of expiration, and then a time period to resolve the outstanding balances. As of December 31, 2025 we had ten lines of credit with $10,498,000 outstanding total. If a large dollar amount of balance is due on lines that require us to repay them in a limited amount of time, then we may default on one or more of those lines of credit. Therefore, we could default on repayment obligations to some of our debt holders, including our Note holders.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future, including the issuance of the Notes, which will subject us to an increased risk of loss. Our present and future senior debt may make it difficult to repay the Notes.

We have a significant amount of debt and expect to incur a significant amount of additional debt in the future. As of December 31, 2025, we have approximately $54,219,000 of debt, net of deferred financing costs. Our primary sources of debt include our lines of credit, loan purchase and sale agreements, and the Notes. As of December 31, 2025, we have a total outstanding balance of $2,540,000 on our lines of credit and approximately $7,959,000 on our loan purchase and sale agreements.

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

As of December 31, 2025, we had approximately $2,383,000 in Notes coming due by December 2026, and we cannot be certain whether we will be able to fund those Notes upon maturity. Upon the maturity of our senior debt, by lapses of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

In addition, we expect to incur a significant amount of additional debt in the future, including issuance of the Notes, borrowing under credit facilities, and other arrangements. The Notes will be subordinated in right of payment to all secured debt, including the Wallach Affiliate LOCs, loan purchase and sale agreements, the senior subordinated note discussed in the prior paragraph, and the line of credit discussed in the prior paragraph. Therefore, in the event of a default on the secured debt, affiliates of our Company, including Mr. Wallach, have the right to receive payment ahead of Note holders, as do other secured debt holders, such as the loan purchasers under the loan purchase and sale agreements. Accordingly, our business is subject to increased risk of a total loss of a Noteholder’s investment if we are unable to repay all of our secured debt.

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

The interest rate under the Wallach Affiliate LOCs is generally equal to the prime rate plus three percent. Increases in interest rates will increase the applicable prime rate and therefore, the interest rate under the Wallach Affiliate LOCs will increase. An increase in the interest rate would increase the amount of debt payments under the Wallach Affiliate LOCs which would reduce our cash flow and may impair our ability to repay the principal and interest on the Notes.

We incurred indebtedness secured by our office property, which may result in foreclosure.

The debt incurred by us in connection with our office property is secured by a mortgage. If we default on our secured indebtedness, the lender may foreclose and the entire investment in the office property could be lost, which could adversely affect our ability to repay the principal and interest in the Notes.

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

Our loan purchase and sale agreements and secured lines of credit with third-parties also function as senior debt. The balance on those loan purchase and sale agreements and other secured debt, net of deferred financing costs was $18,445,000 on December 31, 2025, and is expected to grow in the future. In addition, we have $750,000 in senior unsecured lines of credits which were not drawn as of December 31, 2025. We also have senior subordinated notes which are senior to the Notes of $1,812,000 as of December 31, 2025. The Notes are subordinate and junior in priority to any and all of our senior debt and senior subordinated debt, and equal to any and all non-senior debt, including other Notes. The Notes are senior to junior subordinated notes. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we may incur. Upon the maturity of our senior debt, by lapse of time, acceleration or otherwise, the holders of our senior debt have first right to receive payment, in full, prior to any payments being made to a Note holder or to other non-senior debt. Therefore, upon such maturity of our senior debt Note holders would only be repaid in full if the senior debt is satisfied first and, following satisfaction of the senior debt, if there is an amount sufficient to fully satisfy all amounts owed under the Notes and any other non-senior debt.

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

Our Notes have maturities ranging from one year to four years. In addition, holders of our Notes may request redemption upon death and we would be obligated to fulfill such redemption request. Holders of a 36-month Note may request redemption at any time and, subject to certain limitations, we would be obligated to fulfill such redemption request. We intend to pay our Note maturity and redemption obligations using our normal cash sources, such as collections on our loans to customers, as well as proceeds from the Notes Program. We may experience periods in which our Note maturity and redemption obligations are high. Since our loans are generally repaid when our borrower sells a real estate asset, our operations and other sources of funds may not provide sufficient available cash flow to meet our continued Note maturity and redemption obligations. While we have secured lines of credit from affiliates of up to $1,500,000 with $26,000 borrowed as of December 31, 2025, our affiliates are not obligated to fund our borrowing requests. For all of these reasons we may be substantially reliant upon the net offering proceeds we receive from the Notes Program to pay these obligations. If we are unable to repay or redeem the principal amount of the Notes when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our operating assets or we might be forced to cease our operations and Note holders could lose some or all of their investment.

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

Financial institutions which are federally insured typically have 8-12% of their total assets in equity. A reduction in their loan assets due to losses of 2% reduces their equity by roughly 20%. We had 14% and 18% of our loan assets, net in equity as of December 31, 2025 and 2024, respectively. If we allow our assets to increase without increasing our equity, we could have a much lower equity as a percentage of assets than we have today, which would increase our risk of non-payment on the Notes. Note holders have no structural mechanism to protect them from this action and rely solely on us to keep equity at a satisfactory ratio.

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

We are obligated to redeem a Note without any interest penalty (i) upon the death of an investor, if requested by the executor or administrator of the investor’s estate (or if the Note is held jointly, by the surviving joint investor), and (ii) subject to certain limitations, upon request by an investor holding a 36-month. Such redemption requests are not subject to our consent but are subject to restrictions in the indenture. We may be faced with a large number of such redemption requests at one time. We are also required to repay all of the Notes upon their maturity. If the amounts of those repayments are too high, and we cannot offset them with loan repayments, secure new financing, or issue additional Notes, we may not have the liquidity to repay the investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We face cybersecurity risks due primarily to our position in the industry and identity as a financial service company with potential for harm that could occur to us, our investors and our customers were we to suffer impacts of a material cybersecurity incident. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact or are reasonably likely to have material adverse impact on our business or operations, our business strategy, results of operations, or financial condition, there can be no guarantee that we will not experience such an incident in the future. In addition, the environment and threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We use industry leading third-party software applications for our operations and we rely on their technology to assess potential cybersecurity threats. We seek to detect and investigate unauthorized attempts and attacks against our network and services which are also dependent on third parties (multiple law firms, banks, settlement and title entities) and their technology, and to prevent their occurrence and recurrence where practical through changes, updates and enhancements to our internal processes and tools. We have an internal process to consider the cybersecurity practices of our third-party service providers and we actively review their cybersecurity notices and alerts on an ongoing basis. Our assessment of risks associated with the use of third-party providers is part of our overall risk management framework. However, we remain potentially vulnerable to known or unknown threats.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we operate an office in Jacksonville, Florida, which we own. We entered a mortgage on our office building for $660,000 in January 2018 after a majority of the construction was completed. During November 2024, we paid off the mortgage balance of the office building. The principal amount at payoff was $559,000. In January 2025, we entered into a new revolving line of credit on the building with a maximum borrowing capacity for $725,000, with an expiration date of 2040. There was no balance as of December 31, 2025.

In addition, interest expense during the years ended December 31, 2025 and 2024 was $4,000 and $37,000, respectively.

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

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units (“Class A Common Units”) and Series C Preferred Units. There is currently no established public trading market for the registrant’s equity units. As of December 31, 2025, Class A Common Units are held by 8 members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account.

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

As of December 31, 2025 and 2024, 84 and 56 restricted common units vested, respectively. Restricted common units outstanding as of December 31, 2025 and 2024 were 312 and 344, respectively. In addition, stock compensation expense was $7 and $20 as of December 31, 2025 and 2024, respectively.

During 2025, the Company converted 2,969 shares of Class A Common Units to 2,329 Series C preferred units for one of our owners. As of December 31, 2025 and 2024, Class A Common Units outstanding were 17,031 and 20,000, respectively.

There are two additional authorized unit classes: Class A preferred units and Class B profit units. Once Class B profit units are issued, the existing Class A common units will become Class A preferred units. Class A Preferred units will receive preferred treatment in terms of distributions and liquidation proceeds.

Preferred Equity

Series C Preferred Units

As of December 31, 2025, we had 9,084 Series C cumulative preferred units (“Series C Preferred Units”) outstanding or 17 investments, held by 9 investors. There is no established public trading market for our Series C Preferred Units. As of December 31, 2025, 13.8% of our outstanding Series C Preferred Units are beneficially owned by our CEO (who is also on our board of managers), Daniel M. Wallach, and his wife, Joyce S. Wallach.

As mentioned above, during 2025, the Company converted 2,969 shares of Class A Common Units to 2,329 Series C Preferred Units for one of our owners.

Investors in the Series C Preferred Units may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended December 31, 2025:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	36.91728	$36,917.28
Gregory L. Sheldon and Madeline M. Sheldon	33.00153	33,001.53
Schultz Family Living Trust	6.87203	6,872.03
Fernando Ascencio and Lorraine Carol Ascencio	12.85763	12,857.63
Mark and Tris Ann Garboski	43.46483	43,464.83
Total	133.11330	$113,113.30

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

We registered up to $70,000 in Fixed Rate Subordinated Notes (“Notes”) in our current public offering, which is our fourth public offering of Notes (SEC File No. 333-263759, effective September 16, 2022). As of December 31, 2025, we issued $33,489 in Notes pursuant to our current public offering. As of December 31, 2025, we incurred expenses of $497 in connection with the issuance and distribution of the Notes in our current public offering, which were paid to third parties. These expenses were not for underwriters or discounts, but were for advertising, printing, and professional services. Net offering proceeds as of December 31, 2025 were $32,992, all of which was used to increase loan balances.

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

Through August 6, 2025, we were the sole member of two consolidating subsidiaries, 339 Justabout Land Company (“339”), and Builder’s Assistance, LLC (“Builder’s Assistance”). On August 6, 2025, we sold 339.

The commercial loans we extend are secured by mortgages on the underlying real estate. We extend and service commercial loans to small-to-medium sized homebuilders for the purchase of lots and/or the construction of homes thereon. In some circumstances, the lot is purchased with an older home on the lot which is then either removed or rehabilitated. If the home is rehabilitated, the loan is referred to as a “rehab” loan. We also extend and service loans for the purchase of lots and undeveloped land and the development of that land into residential building lots. In addition, we may, depending on our cash position and the opportunities available to us, do neither or either of the following: purchase defaulted unsecured debt from suppliers to homebuilders at a discount (and then secure that debt with real estate or other collateral), and purchase defaulted secured debt from financial institutions at a discount. In a few instances, we have acquired property and hired contractors to build a house or develop the land into lots. Sometimes this is done purely to make money, sometimes it is done to better secure our position in an ongoing project that we are lending on, and sometimes to help sell a piece of real estate that we own. At Builder’s Assistance, we help builders grow their net profit and production capacity. Currently most of that activity centers around offering accounting services. These services do not include tax services.

Economic and Industry Dynamics

During 2025, the Company continued to focus on the reduction of non-interest earning assets. As of December 31, 2025, loan receivables, net classified as individually evaluated were 29 or $6,192 compared to 21 or $4,971 as of December 31, 2024. In addition, as of December 31, 2025 and 2024 we had one or $478 and four or $1,356 gross foreclosed assets, respectively.

The Company continues to lose interest income on non-accrual assets. During the year ended December 31, 2025 the estimated loss on interest income related to individually evaluated and foreclosed assets was $645 as compared to $886 in 2024. Looking ahead, we expect to continue to lose interest income on non-accrual assets, and expect to continue to work hard to mitigate losses from nonperforming loans and foreclosed assets

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during 2026:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and individually evaluated assets.
2.	Control SG&A expenses.
3.	Maintain Net Interest Income Spread Percentage
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Decrease loan loss and impairment expenses.
6.	Increase loan balances by obtaining new borrowers.

During 2026, we anticipate that the housing market in most of the areas in which we do business will likely improve, as we believe that the long term interest rates that our borrowers’ customers use are likely to fall. There is a risk if mortgage rates drop that many homeowners in existing low-rate mortgages will decide to “move up” and sell their low mortgage rate home, flooding the market with homes. Offsetting that risk is the fact that they will also increase demand for homes as they will need one to live in. Rents may become less affordable vs. owning a home, which helps our customer. While we don’t anticipate the market flooding to negatively impact us, there is little history to go by and this might cause housing prices to drop steeply, which will hurt our existing loans. Of course, rates may not fall, or they may instead go up, or the actual impact of falling rates may not result in an enhanced housing market. While we are anticipating growth in housing and loan balances, we are prepared for a declining market as well. In 2026, we don’t anticipate increasing our investments that are not loans or foreclosed assets.

Perceived Challenges and Anticipated Responses

The following is not intended to represent a comprehensive list or description of the risks or challenges facing the Company. Currently, our management is most focused on the following challenges along with the corresponding actions to address those challenges:

Perceived Challenges and Risks	Anticipated Management Actions/Response
Potential loan value-to-collateral value issues (i.e., being underwater on particular loans)	We manage this challenge by risk-rating both the geographic region and the builder and then adjusting the loan-to-value (i.e., the loan amount versus the value of the collateral) based on risk assessments. Additionally, we collect a deposit up-front for most construction loans. Despite these efforts, if values in a particular area of the country drop by a high percentage, we will have loaned more than the value of the collateral. We have found that the best solution to this risk is a speedy resolution of the loan and help the builder finish the home rapidly rather than foreclosing on the partially built home. Our experience in this area will help us limit, but not eliminate, the negative effects in the event of another economic downturn.

Concentration of loan portfolio (i.e., the dollar amount committed to or with any particular loan type, customer, or geography)	As of December 31, 2025 and 2024, 36% and 20%, respectively, of our outstanding loan commitments consist of loans to one borrower, and the collateral is in one real estate market, Pittsburgh, Pennsylvania. Accordingly, the ultimate collectability of a significant portion of these loans is susceptible to changes in market conditions in that area. As of December 31, 2025, our next two largest customers make up 7% and 6% of our loan commitments, with loans in Central and Southwest Florida, and St. George Utah respectively. As of December 31, 2024, our next two largest customers made up 4% and 3% of our loan commitments, with loans in Cape Coral Florida and Greenville South Carolina, respectively. In the upcoming years, we plan on continuing our efforts to increase our geographic and builder diversity while we also focus on our residential homebuilder customers.

Not having funds available to us to service the commitments we have

As of December 31, 2025, our typical construction loan had about 72% of its loan amount outstanding on average. That means that on average, about 32% of the commitment is not loaned, usually because the house is not complete. As of December 31, 2025, unfunded commitments were $23,557, which we will fund along with our purchase and sale agreement participants. However, if we are short on cash, we could do the following:

● raise interest rates on the Notes we offer to our investors to attract new Note investments

● sell more secured interests on our loans; or

● draw down on our lines of credit from our affiliates.

Non-payment of interest by our customers	Most of our customers pay interest on a monthly basis, and these funds are used to, among other things, pay interest on our monthly debt. While we have the liquidity to withstand some non-payment of interest, if a high percentage of our customers were not paying interest, it will impede our ability to pay our debts on time.

Nonperforming assets	As of December 31, 2025, individually evaluated assets were approximately $6,192 (defined as impaired loans and foreclosed assets net of reserves).

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

Allowance for Credit Losses

We use the aggregate method or loss-rate method to estimate expected credit losses. When developing the estimate of expected credit losses, we consider our historical loss experience, current borrower performance and economic conditions, as well as reasonable and supportable forecasts of future economic conditions that may affect expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, the modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B, C and individually evaluated for both construction and development loans where A and C define the highest and lowest scores, respectively.

The Company defines loan grades based on the following credit risks:

●	A Credit Risk: Based on various factors (cash available, credit score, LTV, etc.) the Company believes asset quality is acceptable and is deemed to not require additional monitoring.
●	B Credit Risk: Assets in this category are currently protected but have some weaknesses as compared to credit A. These loans are monitored similar to A; however, fall below the Points defined within the paragraphs below.
●	C Credit Risk: Assets in this category have a potential weakness but not to the point of individually evaluated. Loss potential is moderate if corrective action isn’t taken. They are monitored on a weekly watch list by the Company’s management.
●	Individually Evaluated Risk: Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The ACL on loans that are individually evaluated is based on a comparison of the loan receivable balance, observable market price for the loan or the fair value of the collateral underlying secured loans.

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

POINTS-CASH

●	Average cash should be 2% of the borrower’s total approval limit or current committed amount (whichever is higher) = .83 POINTS
●	Ending cash balance should be 1% of their total approval limit or current committed amount (whichever is higher) = .83 POINTS

Bank statements received from the borrower are entered by the loan processors at the time of the initial application or annual credit renewal. The Company’s Loan Administration System (“LAS”) automatically calculates the grading points given for cash based on the borrower’s approval limits and calculated cash ending and average balances.

POINTS-CREDIT

●	680 or higher combined credit score average for all principals for new borrowers and 640 combined credit score average for all principals for existing borrowers = 1.66

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

Consolidated Results of Operations

Key financial and operating data for the years ended December 31, 2025 and 2024 are set forth below. For a more complete understanding of our industry, the drivers of our business, and our current period results, this discussion should be read in conjunction with our consolidated financial statements, including the related notes and the other information contained in this document.

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

Below is a summary of our statements of operations for the years ended December 31, 2025 and 2024:

(in thousands of dollars)	2025	2024

Net Interest and Fee Income
Interest and fee income on loans	$10,804	$10,198
Interest expense:
Interest related to secured borrowings	1,473	1,297
Interest related to unsecured borrowings	3,599	3,564
Interest expense	5,072	4,861

Net interest and fee income	5,732	5,337

Less: Provision for credit losses	1,066	762
Net interest and fee income after provision for credit losses	4,666	4,575

Non-Interest Income
Gain on sale of real estate investments	276	–
Revenue from the sale of land parcels	2,805	2,998
Option fee income	314	816
Other income	249	82
Total non-interest income	3,644	3,896

Income before non-interest expense	8,310	8,471

Non-Interest Expense
Selling, general and administrative	3,824	3,061
Depreciation and amortization	63	80
Loss on foreclosed assets	205	595
Cost of land parcels sold	2,805	2,998
Total non-interest expense	6,897	6,734

Net income	$1,413	$1,737

Net income attributable to preferred equity holders	988	702

Net income attributable to common equity holders	$425	$1,035

Net income for the year ended December 31, 2025 decreased $324 to $1,413 when compared to the same period of 2024.

We had $59,223 and $49,254 in loan receivables, net as of December 31, 2025 and 2024, respectively. As of December 31, 2025, we had 151 construction loans in 21 states with 53 borrowers and 13 development loans in 9 states with 12 borrowers.

Interest Spread

The following table displays a comparison of our interest income, expense, fees and spread for the years ended December 31, 2025 and 2024:

	2025		2024
Interest Income		*		*
Interest income on loans	8,328	15%	7,888	14%

Fee income on loans**	3,016	6%	2,975	5%
Deferred loan fees	(540)	(1)%	(665)	(1)%
Fee income on loans, net	2,476	5%	2,310	4%

Interest and fee income on loans	10,804	20%	10,198	18%

Interest expense – secured	1,473	3%	1,297	3%
Interest expense – unsecured	3,436	6%	3,365	6%
Offering costs amortization	163	—%	199	—%
Interest expense	5,072	9%	4,861	9%
Net interest income (spread)	5,732	11%	5,337	9%

Weighted average outstanding loan asset balance	$52,941		$55,914

*Annualized amount as percentage of weighted average outstanding gross loan balance.

**Fee income related to the 339 Acquisition is not included in fee income on loans.

There are three main components that can impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). The loans we have originated have interest rates which are based on our cost of funds, with a minimum cost of funds of 7.75%. For most loans, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity).

Interest income on loans was 15% and 14% for the years ended December 31, 2025 and 2024, respectively. This is due to a reduction of loans not paying interest.

We anticipate our standard margin to be 2.5% on all future construction loans and generally 7% on all development loans. This spread in 2026 should be somewhere in the same range as 2025 and 2024.

● Fee income. Our construction loan fee is 5% on the amount we commit to lend, which is amortized over the expected life of each loan. When loans terminate before their expected life, the remaining fee is recognized at the termination of the loan. In 2023, we started charging an annual fee on most of our development loans which varies.

Fee income on loans before deferred loan fee adjustments increased from 5% to 6% in 2025. This is due to loans paying off faster in 2025 than 2024. While this improves the fee as a % of loan balance, we have lower balance to charge interest on. In 2025, we originated more loans than in 2024, but the average loan outstanding amount did not increase.

● Amount of nonperforming assets. Generally, we can have two types of nonperforming assets that negatively affect interest spread which are defined as loans not paying interest and foreclosed assets.

As of December 31, 2025 and 2024, we had 29 individually evaluated loans, net of reserves of $6,192 and 21 nonperforming loans, net of reserves of $4,313 that were not paying interest, respectively.

Foreclosed assets do not provide a monthly interest return. As of December 31, 2025 and 2024, foreclosed assets, net were $499 and $1,356, respectively, which resulted in a negative impact on our interest spread in both years.

Provision for Credit Losses

Provision for credit losses (expense throughout the year) was $1,066 and $762 for the years ended December 31, 2025 and 2024, respectively.

The allowance for credit losses as of December 31, 2025 and December 31, 2024 was $1,113 and $868, respectively. The increase in the allowance for credit losses is due to certain individually evaluated assets are at higher risk based on collateral than when the loans were initially made. In addition, some appraised values decreased in specific markets. The Company believes it has properly reserved for all foreclosed and individually evaluated loans.

Non-Interest Income

Gain on the Sale of Real Estate Investments

During the year ended December 31, 2025, the Company sold two real estate investment assets and recognized a gain on the sale of $83 and recorded a gain on the sale of 339 of $193.

During the year ended December 31, 2024, the Company recognized no gains or losses on real estate investment sales.

Beyond the sale of the remaining lot held in real estate investments for $169, the Company does not anticipate more real estate investment activity in 2026.

Revenue from the Sale of Land Parcels

During the year ended December 31, 2025 and 2024, the Company sold land parcels related to our investment in 339 for $2,805 and $2,998, respectively. The Company sold 339 in August of 2025 and will not have revenue from the sale of land parcels in 2026.

Option Fee Income

During the year end December 31, 2025 and 2024, the Company recognized 339 option fee income of $314 and $816, respectively. We are now lending on this development asset rather than owning it as of the date of sale of 339 on August 6, 2025. As a result, revenue will be reflected as interest income, and our interest cost will be reflected as interest expense (rather than being capitalized). There will be no revenue on the option fee income line of the income statement going forward in 2026. The amount invested in 339 was also eliminated from the balance sheet and our loan asset balance increased.

Other Income

During the year ended December 31, 2025 and 2024, we provided accounting consulting services for several of our construction and development loan customers, and recognized $249 and $82 in other income, respectively. We anticipate increasing our consulting services during 2026.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays our SG&A expenses for the years ended December 31, 2025 and 2024:

	2025	2024
Selling, general and administrative expenses
Legal and accounting	$304	$286
Salaries and related expenses	2,450	1,970
Board related expenses	108	112
Advertising	129	82
Rent and utilities	91	85
Loan and foreclosed asset expenses	110	125
Travel	249	221
Insurance	97	38
Other	286	142
Total SG&A	$3,824	$3,061

SG&A expenses increased $763 to $3,864 for the year ended December 31, 2025 compared to $3,061 for the same period of 2024 due primarily to salaries and related expenses, which included adding four additional employees compared to the same period of 2024. The Company anticipates relatively level SG&A in 2026.

Loss on Foreclosed Assets

During the years ended December 31, 2025 and 2024, we recognized $205 and $595 for losses on foreclosed assets, respectively. In 2025, we transferred two construction loans from loans receivable to foreclosed assets, which resulted in a loss on foreclosure of $205. During 2024, we transferred six construction loans from loans receivable to foreclosed assets with a loss on foreclosure of $160 and impairments on foreclosed assets were $435.

Cost of Land Parcels Sold

During the year ended December 31, 2025 and 2024, the Company sold nine 339 land parcels and recognized costs on the sales of $2,805 and $2,998, respectively. The Company sold 339 in August of 2025 and will not have additional costs associated with 339 in 2026.

Consolidated Financial Position

Cash and Cash Equivalents

As of December 31, 2025 and 2024, our cash was $3,490 and $3,347 respectively.

Loans Receivable, net

Commercial Loans – Construction Loan Portfolio Summary

We anticipate the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2025:

(All dollar [$] amounts shown in table in thousands.)

State	Number of Borrowers		Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Loan Fee
Arizona	2		4	$1,719	$1,126	$1,126	66%		5%
California	1		1	1,285	1,750	1,439	137%		5%
Connecticut	1		3	1,730	1,162	890	67%		5%
Florida	11		50	23,854	16,637	10,984	70%		5%
Georgia	7		10	6,448	4,228	3,068	66%		5%
Idaho	1		1	2,770	1,500	874	54%		5%
Illinois	1		1	1,500	815	606	54%		5%
Louisiana	2		3	825	623	594	76%		5%
Michigan	1		1	970	582	171	60%		5%
Mississippi	1		1	335	258	258	77%		5%
Montana	2		2	975	683	578	70%		5%
New Jersey	1		4	1,798	1,531	1,471	85%		5%
New York	1		5	2,248	1,345	488	60%		5%
North Carolina	8		14	6,530	4,135	1,861	63%		5%
Oklahoma	1		1	167	117	77	70%		5%
Pennsylvania	2		18	20,748	16,368	13,055	79%		5%
South Carolina	7		26	10,739	8,394	4,808	78%		5%
Tennessee	2		3	1,061	743	718	70%		5%
Utah	1		1	4,880	3,538	1,213	73%		5%
Virginia	1		2	592	362	236	61%		5%
Total	54	(3)	151	$91,174	$65,897	$44,515	72	% (2)	5%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(2)	Represents the weighted average loan to value ratio of the loans.

(3)	Total number of borrowers is 53. One borrower has construction loans in North Carolina and South Carolina which is reflected in the Number of Borrowers column of the table above.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2024:

(All dollar [$] amounts shown in table in thousands

State	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Loan Fee
Arizona	1	2	$890	$634	$633	71%		5%
California	1	1	3,210	1,750	1,346	55%		5%
Connecticut	1	2	1,040	728	389	70%		5%
Florida	9	42	16,089	11,081	6,874	69%		5%
Georgia	3	6	3,301	2,037	878	62%		5%
Idaho	1	4	1,462	1,060	661	73%		5%
Illinois	1	1	1,727	992	1,781	57%		5%
Louisiana	4	6	1,613	1,169	1,031	72%		5%
Michigan	1	1	890	481	27	54%		5%
Mississippi	1	1	369	258	258	70%		5%
New Jersey	2	4	1,585	1,362	1,122	86%		5%
New York	1	1	650	455	105	70%		5%
North Carolina	9	18	10,737	6,642	4,786	62%		5%
Ohio	3	3	1,275	857	1,074	67%		5%
Pennsylvania	2	22	24,449	18,065	15,192	74%		5%
South Carolina	10	49	22,057	14,309	7,438	65%		5%
Tennessee	3	4	1,334	893	748	67%		5%
Texas	2	3	2,320	1,844	1,567	79%		5%
Utah	1	3	2,918	1,792	1,422	61%		5%
Virginia	3	4	1,546	982	672	64%		5%
Total	59	177	$99,462	$67,391	$48,004	68	% (2)	5%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(2)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2025:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Interest Spread(3)
Florida	2	2	550	630	350	115%		7%
Georgia	1	1	560	100	99	18%		7%
Louisiana	1	1	150	88	88	59%		7%
New Jersey	1	1	88	56	56	64%		7%
North Carolina	2	2	3,037	681	680	22%		7%
Pennsylvania	1	2	15,337	14,066	12,854	92%		varies
South Carolina	1	1	1,500	487	539	32%		7%
Utah	2	2	3,146	1,600	868	51%		7%
Wyoming	1	1	2,750	1,635	1,634	59%		7%
Total	12	13	$27,118	$19,343	$17,168	71	% (2)	7%

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(2)	Represents the weighted average loan to value ratio of the loans.

(3)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2024:

(All dollar [$] amounts shown in table in thousands.)

States	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Interest Spread(3)
Florida	2	2	2,469	1,500	268	11%		7%
Georgia	1	1	346	275	159	46%		7%
New York	1	1	300	300	300	100%		7%
Pennsylvania	1	1	2,484	3,700	1,919	77%		varies
South Carolina	1	1	1,860	487	488	26%		7%
Total	6	6	$7,459	$6,262	$3,134	42	% (2)	7%

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(2)	Represents the weighted average loan to value ratio of the loans.

(3)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables net, or construction and development loans:

	December 31, 2025	December 31, 2024

Beginning balance	$49,254	$59,186
Originations and modifications	59,571	40,729
Principal collections	(48,205)	(48,578)
Transferred from loans receivables, net	(909)	(2,306
Change in allowance for credit losses	(245)	(173)
Change in loan fees, net	(243)	(396)

Ending balance	$59,223	$49,254

Credit Quality Information

We use the current expected credit loss (“CECL”) model to estimate our allowance for credit losses (“ACL”) on loans, which uses the aggregate method or loss-rate method to estimate expected credit losses. When developing the estimate of expected credit losses, we consider our historical loss experience, current borrower performance and economic conditions, as well as reasonable and supportable forecasts of future economic conditions that may affect expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, the modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B, C and individually evaluated for both construction and development loans where A and C define the highest and lowest scores, respectively.

We defines loan grades based on the following credit risks:

●	A Credit Risk: Based on various factors (cash available, credit score, LTV, etc.) the Company believes asset quality is acceptable and is deemed to not require additional monitoring.
●	B Credit Risk: Assets in this category are currently protected but have some weaknesses as compared to credit A. These loans are monitored similar to A; however, fall below the Points defined within the paragraphs below.
●	C Credit Risk: Assets in this category have a potential weakness but not to the point of individually evaluated. Loss potential is moderate if corrective action isn’t taken. They are monitored on a weekly watch list by the Company’s management.
●	Individually Evaluated Risk: Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The ACL on loans that are individually evaluated is based on a comparison of the loan receivable balance, observable market price for the loan or the fair value of the collateral underlying secured loans.

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

Our construction loans are collateralized by lots, partially built homes, and built homes, while our Company development loans are collateralized by land and lots. Secured loans individually evaluated are also collateralized by land and real estate.

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2025.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$23,490	$37,488	$122
B Credit Risk	13,799	18,830	151
C Credit Risk	828	1,099	12
Individually Evaluated	6,399	8,480	745

Development Loans Collectively Evaluated:
A Credit Risk	$3,457	$4,390	$2
B Credit Risk	13,072	14,366	79
C Credit Risk	99	100	2
Individually Evaluated	539	487	–

Total	$61,683	$85,240	$1,113

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$39,277	$55,872	$140
B Credit Risk	2,817	3,883	40
C Credit Risk	939	1,851	10
Individually Evaluated	4,971	5,785	658

Development Loans Collectively Evaluated:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	–
C Credit Risk	489	487	18
Individually Evaluated	–	–	–

Total	$51,138	$73,653	$868

The following table presents the amortized cost basis of loans individually evaluated and loans past due over 90 days nonaccruing as of December 31, 2025:

	Individually Evaluated Loans without ACL	Individually Evaluated Loans with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$3,239	$3,160	$–

Development Loans:
Individually Evaluated	$539	$–	$–

Total	$3,778	$3,160	$–

The following table presents the amortized cost basis of loans individually evaluated and loans past due over 90 days nonaccruing as of December 31, 2024:

	Individually Evaluated without ACL	Individually Evaluated with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,427	$3,544	$–
Development Loans:
Individually Evaluated	$–	$–	$–

Total	$1,427	$3,544	$–

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is completed by less than 90% the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price use currently valid sales contracts on the subject property or representative recent actual closings by the builder on similar properties may be used in place of a BOV.

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

In addition, our loan portfolio includes performing, forbearance and individually evaluated loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s policies with respect to placing loans on non-accrual and individually evaluated if they are past due when the contractual payment of principal or interest becomes 90 days past due unless management deems the loan an exception. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–
Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$39,277	$39,277	$–	$–	$–
B Credit Risk	2,817	2,817	–	–	–
C Credit Risk	939	939	–	–	–
Individually Evaluated	4,971	–	1,057	–	3,914

Development Loans:
A Credit Risk	2,485	2,485	–	–	–
B Credit Risk	160	160	–	–	–
C Credit Risk	489	489	–	–	–
Individually Evaluated	–	–	–	–	–

Total	$51,138	$46,167	$1,057	$–	$3,914

Below is an aging schedule of loans receivable as of December 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%
	155	$58,507	94.9
Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

The company modifies loans for borrowers for various reasons, including but not limited to changes in what the builder is building versus what was appraised, changes in loan-to-value (“LTV”) or market conditions, and a builder’s inability to pay interest. This last grouping (builder’s inability to pay interest) is done through forbearance agreements which will allow the builder to have a specified period not to pay interest while the home is either completed or marketed. Typically, those interest amounts are collected at final payoff of the loan.

As of December 31, 2025, we had one loan with a commitment and loan balance of $258 currently not paying interest under a forbearance agreement. The amount of interest unpaid under the forbearance agreement is $40 and is included in our interest receivable. No loans were under a forbearance agreement as of December 31, 2024.

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses as of December 31, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)
Charge-offs	–	–	–	822	–	–	–	–	822
Recoveries	–	–	–	(53)	–	–	–	–	(53)
Provision (benefit) for credit losses on funded balances	28	(123)	1	(857)	(1)	(78)	16	–	(1,014)
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)
Provision (benefit) for credit losses on unfunded commitments	(8)	(45)	8	–	1	(8)	–	–	(52)
Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$-	$(8)	$–	$–	$(140)

The following table provides a roll forward of the allowance for credit losses as of December 31,2024:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(437)	$(5)	$–	$(10)	$–	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	506	–	–	–	–	506
Recoveries	–	–	–	(6)	–	–	–	–	(6)
Provision (benefit) for credit losses on funded balances	2	(15)	(13)	(721)	4	–	(8)	–	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision (benefit) for credit losses on unfunded commitments	(6)	9	(12)	–	(1)	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,557 and $22,515 as of December 31, 2025 and 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rate and the total gross loan value for loans in our portfolio. The ACL for unfunded commitments was $140 and $88 as of December 31, 2025 and 2024, respectively.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of December 31, 2025. Loans acquired are shown in the tables by origination year.

	2025	2024	2023	2022	2021	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$15,907	$3,786	$2,277	$939	$581	$-	$23,490
B Credit Risk	7,228	4,938	620	1,013	-	-	13,799
C Credit Risk	-	827	-	-	-	-	827
Individually Evaluated	2,323	2,429	1,050	597	-	-	6,399
	25,458	11,980	3,947	2,549	581	-	44,515

Current Period Charge Offs	-	-	-	(125)	(27)	(670)	(822)

Development Loans Collectively Evaluated:
A Credit Risk	3,020	438	-	-	-	-	3,458
B Credit Risk	11,602	-	-	-	-	1,470	13,072
C Credit Risk	-	-	99	-	-	-	99
Individually Evaluated	-	-	-	-	-	539	539
	14,622	438	99	-	-	2,009	17,168

Current Period Charge Offs	-	-	-	-	-	-	-

Total	$40,080	$12,418	$4,046	$2,424	$554	$1,339	$60,861

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of December 31, 2024. Loans acquired are shown in the tables by origination year.

	2024	2023	2022	2021		2020	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$24,336	$9,980	$4,961	$		$-	$-	$39,277
B Credit Risk	1,936	300	-		581	-	-	2,817
C Credit Risk	840	99	-		-	-	-	939
Individually Evaluated	-	1,552	794		446	1,781	398	4,971
	$27,112	$11,931	$5,755		$1,027	$1,781	$398	$48,004

Current Period Charge Offs	-	(138)	(356)		-	-	(12)	(506)

Development Loans Collectively Evaluated:
A Credit Risk	300	229	-		37	-	1,919	2,485
B Credit Risk	160	-	-		-	-	-	160
C Credit Risk	-	-	-		-	-	489	489
Individually Evaluated	-	-	-		-	-	-	-
	460	229	-		37	-	2,408	3,134

Current Period Charge Offs	-	-	-		-	-	-	-

Total	$27,572	$12,022	$5,399		$1,064	$1,781	$2,794	$50,632

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2025		December 31, 2024
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	36%	Pittsburgh, PA	20%
Second highest concentration risk	Central and Southwest FL	7%	Cape Coral, FL	4%
Third highest concentration risk	St. George, UT	6%	Greenville, SC	3%

Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning balance	$1,356	$130
Transferred from loans receivables, net	909	2,306
Additions for construction in foreclosed assets	96	507
Sale proceeds	(1,657)	(992)
Loss on foreclosed assets, net	(205)	(595)
Ending balance	$499	$1,356

During the year ended December 31, 2025 and 2024 we reclassed $909 and $2,306 loan receivable, net assets to foreclosed assets, respectively.

Real Estate Investments

During October 2023, the Company acquired two properties to construct houses on each lot. One of the properties was sold in 2025 at a gain of $48. The second property, with a carrying value of $169, is not being developed. The Company is currently in negotiations to sell the second property as a lot to a builder.

On February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt. The property was then subdivided into two parcels. One parcel was being developed into lots for home construction (“Phase 1 Lots”) and the other parcel was being developed into a second phase of lots (“Phase 2 Lots”).

We charged option fees to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company is deferring the revenue related to the option fee over twelve months. As of December 31, 2024, deferred revenue, real estate investment was $74. There was no deferred revenue related to the option fee as of December 31, 2025.

During the year ended December 31, 2025, BMH purchased eight lots from 339 for both revenue and cost of land parcels sold of $2,805. During the year ended December 31, 2024, BMH purchased nine lots from 339 for both revenue and cost of land parcels sold of $2,998. The related income and expense on these lot sales are included within non-interest income and non-interest expense, respectively, on the consolidated statements of operations. No gains or losses were recognized in the lot sales. We capitalized interest related to the cost of this investment which was included in the assets when we sold lots.

On August 6, 2025, the Company completed the sale of all assets held by 339, a business segment, to the principal owners of the Company’s largest customer, Benjamin Marcus Homes (“BMH” or “Buyer”), for a sales price of $9,876. The assets sold consisted primarily of undeveloped lots, which had a net book value of $9,683 at the time of the sale. The sale includes the settlement of $725 in option fees receivable from BMH at the time of closing and a reduction of $240 in deferred revenue associated with prior deposits from BMH for lot purchases from 339. The Company recognized a gain of $193 on the sale.

During September 2024, the Company invested in a minority non-controlling interest in one of our borrowers, DBL Capital Real Estate Fund 1, LLC (“DBL”) for $330. The investment assisted in the development of several empty lots into houses with the intent of the Company to receive a return. The Company redeemed this investment on November 4, 2025, and recorded a gain of $38 on investment.

The following table is a roll forward of real estate investment assets:

	December 31, 2025	December 31, 2024

Beginning balance	$13,529	$435
Additions from 339 acquisition	–	11,330
Proceeds from disposal of 339	(9,876)	–
Gain on sale of real estate investments	276	–
Investments in real estate assets	–	330
Proceeds from the sale of real estate investments	(4,956)	(2,998)
Additions for construction/development	1,196	4,432
Ending balance	$169	$13,529

Capitalized Interest Activity

The following table is capitalized interest included in additions for construction development for real estate investment assets:

	December 31, 2025	December 31, 2024

Capitalized interest	$513	$1,143
Cost of funds	9.61%	11.48%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet. Beyond the sale of the remaining lot for $169, the Company does not anticipate more real estate investment activity in 2026.

Segment Reporting

During February 2024, the Company completed its acquisition of 339 and the property has since been subdivided into two parcels. One parcel was being developed into lots and made available for home construction and the other parcel was being developed into a second phase of lots.

The addition of the Company’s real estate investment in 339 during February 2024 resulted in a new reportable segment for 2024 and through the date of the disposal of the 339 segment on August 6, 2025. The Company operated within two principal business segments between the acquisition and sale of 339: Shepherd’s Finance and 339, and once consolidated, the Company reports as Shepherd’s Finance, LLC. Revenues from Shepherd’s Finance consist primarily of interest and fee income earned on loans. 339 revenues are primarily related to the sale of land parcels and option fee income. The Company has no other reportable segments.

Our CEO assesses segment performance using net income as well as comparing capital expenditures, sales prices, sales rates, and development timing to a plan that was created prior to purchase. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment sells a different product.

Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements as of December 31, 2025 and 2024, respectively, are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the Year Ended December 31, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$10,804	$10,804
Interest expense:
Interest related to secure borrowings	–	1,473	1,473
Interest related to unsecured borrowings	–	3,599	3,599
Interest expense	$–	$5,072	$5,072

Net interest and fee income	–	5,732	5,732

Less: Provision for credit losses	–	1,066	1,066
Net interest and fee income after provision for credit losses	–	4,666	4,666

Non-Interest Income
Gain on sale of real estate investments	$193	$83	$276
Revenue from the sale of land parcels	2,805	–	2,805
Option fee income	314	–	314
Other income	–	249	249
Total non-interest income	$3,312	$332	$3,644

Income before non-interest expense	3,312	4,998	8,310

Non-Interest Expense
Selling, general and administrative	$–	$3,824	$3,824
Depreciation and amortization	–	63	63
Loss on foreclosed assets	–	205	205
Cost of land parcels sold	2,805	–	2,805
Total non-interest expense	$2,805	$4,092	$6,897

Net Income	$507	$906	$1,413

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the Year Ended December 31, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$10,198	$10,198
Interest expense:
Interest related to secure borrowings	–	1,297	1,297
Interest related to unsecured borrowings	–	3,564	3,564
Interest expense	$–	$4,861	$4,861

Net interest and fee income	–	5,337	5,337

Less: Provision for credit losses	–	762	762
Net interest and fee income after provision for credit losses	–	4,575	4,575

Non-Interest Income
Gain on foreclosed assets	$–	$–	$–
Revenue from the sale of land parcels	2,998	–	2,998
Option fee income	816	–	816
Other income	–	82	82
Total non-interest income	$3,814	$82	$3,896

Income before non-interest expense	3,814	4,657	8,471

Non-Interest Expense
Selling, general and administrative	$–	$3,061	$3,061
Depreciation and amortization	–	80	80
Loss on foreclosed assets	–	595	595
Cost of land parcels sold	2,998	–	2,998
Total non-interest expense	$2,998	$3,736	$6,734

Net Income	$816	$921	$1,737

Reconciliation of total assets:

(in thousands of dollars)	339 Justabouot Land Company, LLC	Shepherd’s Finance, LLC	Elimination	Total

Total assets as of December 31, 2025	$–	$68,536	$–	$68,536

Total assets as of December 31, 2024	$11,977	$58,253	$–	$70,230

Refundable Prepaid Interest

In specific instances we offer or require borrowers the ability to have an interest escrow , which we call refundable prepaid interest. Refundable prepaid interest is a separate liability on the Company’s balance sheet used to apply towards or pay the borrowers monthly interest payment when due. The Company may require this to ensure cash on hand considered in underwriting is used to make interest payments to the Company. If the customer has already used a substantial amount of cash to purchase a lot, we might require one to be funded with loan proceeds. In some land development and lot loan cases where the interest will be substantial due to the length of the loan, we may require a funded interest escrow to start but then continue to have the builder fund the interest escrow with each lot paydown (as lots are released from the loan).

Below is a roll forward of refundable prepaid interest:

	Year Ended December 31, 2025	Year Ended December 31, 2024

Beginning balance	$353	$292
Additions from Pennsylvania loans	1,198	907
Additions from other loans	1,312	701
Interest, fees, principal or repaid to borrower	(1,898)	(1,547)
Ending balance	$965	$353

Secured Borrowings

Loan Purchase and Sale Agreements

The Company has two purchase and sale agreements where we are the seller of portions of loans we originate. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 85% of each loan sold. They receive interest rates ranging from 8% to our interest rate charged to the borrower. The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings. However, an amendment to S.K. Funding’s agreement allowes the Company to sell participating interest in loans which is explained further below.

As of December 31, 2025 and 2024, the there is not a limit of maximum principal on the Builder Finance line and the principal was $1,459 and $4,418, respectively. The interest rate on the borrowings was 8.99% and 11.00% as of December 31, 2025 and 2024, respectively. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term. During the periods ending December 31, 2025 and 2024, interest expense was $323 and $704, respectively.

As of December 31, 2025 and 2024, the maximum principal on the S.K. Funding line was $6,500 for both period end dates. Borrowings up to $1,400 over the principal amount may be unsecured. There were $0 of unsecured borrowings as of both December 31, 2025 and 2024. The interest rate on the borrowings was 10.00% and 9.50% as of December 31, 2025 and 2024, respectively. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term. Additionally, the Company executed an amendment to the agreement with S.K. Funding that allowed the Company to sell participating interests in loans. The balance of the portion sold on these loans is removed from the balance sheet of the Company and interest on the portion sold is not reflected in our statement of operations. As of December 31, 2025 and 2024, the loan receivable principal balance sold under this agreement was $1,400.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of December 31, 2025and 2024, the Company had $26 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500 and $2,500 as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company paid $400 towards the balance of a line of credit with Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers). As of December 31, 2025 and 2024, interest expense for lines of credit from affiliates was $45 and 51, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2026; however, will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2025 and 2024, the outstanding amount pursuant to the Shuman LOC was $125. Interest expense was $13 for both years ended December 31, 2025 and 2024, respectively.

Line of Credit with Judith Swanson

During December 2021, the Swanson Line of Credit (“Swanson LOC”) was assigned to Judith Swanson (“Judith Swanson LOC”), as trustee of a trust. Pursuant to the Swanson Modification Agreement, the Judith Swanson LOC provides us with a revolving line of credit with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 8.25%; and
●	Due in July 2026; however, will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Judith Swanson LOC was fully borrowed on the secured and unsecured portion of the line of credit as of December 31, 2025 and 2024. In addition, the secured balance on the Judith Swanson LOC was $6,407 and $6,000, as of December 31, 2025 and 2024, respectively. Interest expense was $651 and $640 for the years December 31, 2025 and 2024, respectively.

United Lines of Credit

In January 2025, we entered into a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. As of December 31, 2025, the amount due on this line of credit was $2,275. The line of credit is collateralized by an investment in certificates of deposit totaling $2,275 as of December 31, 2025.

In January 2025, we entered into a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. There were no amounts outstanding pursuant to this revolving line of credit as of December 31, 2025. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we entered into a revolving line of credit with Liberty Savings Bank for $5,000, and can be terminated on 90 days written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of December 31, 2025, there were no amounts borrowed under this line of credit. The line of credit will be secured with assignments of certain notes and mortgages when drawn upon.

Other Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “Other LOC Agreements”). Pursuant to the Other LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages;
●	Interest rates vary and are generally indexed to Prime plus a margin
●	Terms generally allow the lenders to give one month’s notice after which the principal balance of a New LOC Agreement will be reduced to a zero over the next six months.

The total balance of the Other LOC Agreements was $1,666 and $2,965 as of December 31, 2025 and 2024, respectively. Interest expense was $246 and $296 for the year ended December 31, 2025 and 2024, respectively.

Hanna Holdings, Inc. Loan

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal.

During the year ended December 31, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc., was $350.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets

	December 31, 2025		December 31, 2024
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$1,813	$1,458	$7,485	$4,418
S.K. Funding	9,011	6,500	8,229	6,500

Lender
Shuman	210	125	236	125
Jeff Eppinger	5,789	200	4,028	1,500
R. Scott Summers	2,731	903	1,361	903
John C. Solomon	1,057	563	649	563
Judith Swanson	12,568	6,407	10,626	6,000

Total	$33,179	$16,156	$32,614	$20,009

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of December 31, 2025 and 2024, was 8.90% and 10.08%, respectively.

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

The following table is a roll forward of our Notes Program:

	December 31, 2025	December 31, 2024

Gross notes outstanding, beginning of period	$19,968	$20,854
Notes issued	7,612	5,257
Note repayments / redemptions	(5,416)	(6,143)

Gross notes outstanding, end of period	22,164	19,968

Less deferred financing costs, net	(229)	(150)

Notes outstanding, net	$21,935	$19,818

The following is a roll forward of deferred financing costs:

	December 31, 2025	December 31, 2024

Deferred financing costs, beginning balance	$1,060	$939
Additions	242	121
Deferred financing costs, ending balance	$1,302	$1,060
Less accumulated amortization	(1,073)	(910)
Deferred financing costs, net	$229	$150

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2025	December 31, 2024

Accumulated amortization, beginning balance	$910	$703
Additions	163	207
Accumulated amortization, ending balance	$1,073	$910

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	December 31, 2025	December 31, 2024
Unsecured Line of Credit	March 2024	10.0%	592	1,000
Unsecured Line of Credit	April 2026	10.0%	500	500
Unsecured Line of Credit – Senior Subordinated	January 2027	10.0%	–	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	–	202
Subordinated Promissory Note	July 2025	8.0%	–	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	–	100
Subordinated Promissory Note	July 2028	8.5%	100	–
Subordinated Promissory Note	December 2025	8.0%	–	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	–	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	–	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	–
Subordinated Promissory Note	April 2029	9.0%	301	–
Subordinated Promissory Note	December 2029	8.0%	248	–
Subordinated Promissory Note	October 2028	8.5%	100	–
Subordinated Promissory Note	Varies (3)	Prime+1.5%	–	700
			$13,839	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

Priority of Borrowings

The following table displays our borrowings and a ranking of priority:

	Priority Rank	December 31, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$18,431	$20,359
Secured line of credit from affiliates	2	26	743
Unsecured line of credit (senior)	3	-	750
Other unsecured debt (senior subordinated)	4	1,812	1,812
Unsecured Notes through our public offering, gross	5	22,164	19,968
Other unsecured debt (subordinated)	5	10,901	11,707
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less deferred financing fees		(241)	(150)

Total		$54,219	$56,315

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of December 31, 2025, and 2024, we had combined loans outstanding of 161 and 183, respectively. Gross loans outstanding were $61,683 and $51,138 as of December 31, 2025 and 2024, respectively.

Our net cash provided by operating activities increased $538 to $4,415 as of December 31, 2025 compared to $3,877 for the same period of 2024. The increase was primarily due to an increase in interest expense where our investor chose to reinvest interest rather than receive it monthly, which was $1,718 for the period ended December 31, 2025 compared to $392 for the same period of 2024.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,557 and $22,515 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of December 31, 2025	As of December 31, 2024
Secured debt, net of deferred financing costs	$18,445	$21,102
Unsecured debt, net of deferred financing costs	$35,774	$35,213
Equity*	$8,211	$8,573
Cash and cash equivalents	$3,490	$3,347

* Equity includes Members’ Capital and Preferred Equity.

As of December 31, 2025 and 2024, cash and cash equivalents was $3,490 and $3,3472, respectively. Secured debt, net of deferred financing costs decreased $2,658 to $18,445 as of December 31, 2025, compared to $21,102 for the same period of 2024. The decrease in secured debt was due primarily to borrowings pursuant to our loan purchase and sale agreements. On December 31, 2025, we had room in our secured lines of credit (had already posted the collateral necessary) to borrow $3,525 which we had not borrowed. In addition, we had the capacity to sell more loans to one of our purchase and sale agreement counterparties. We anticipate secured debt to increase during 2026 as our loan receivable balances increase.

Unsecured debt, net of deferred financing costs increased $315 to $35,775 as of December 31, 2025 compared to $35,213 at December 31, 2024. In addition, we had $750 in availability on an unsecured line which was unborrowed at December 31, 2025. We plan on funding some of the anticipated growth of loan assets in 2026 from increases in our Notes program.

Equity was relatively flat in 2025. We may increase our equity in 2026 by retaining some earnings from 2026, and by bringing in more preferred investment if our equity decreases as a percent of loan assets (if loan assets grow faster than equity). If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing through year ending December 31, 2026 is $22,990, which consists of secured borrowings of $16,182 and unsecured borrowings of $6,808.

Secured borrowings maturing through the year ending December 31, 2026 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and several lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral. The following are secured facilities listed as maturing in 2026 with actual maturity and renewal dates:

●	Judith Swanson – $6,407 due July 2026 and automatically renews unless notice given;
●	Shuman – $125 due July 2026 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2026 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due July 2026;
●	Builder Finance, Inc – $1,459 with no expiration date;
●	Other LOC Agreements - $1,666 generally one-month notice and six months to reduce principal balance to zero;
●	Line of credits with affiliates - $26 and due upon demand.

Unsecured borrowings due by December 31, 2026 consist of Notes issued pursuant to the Notes Program and other unsecured debt of $2,383 and $4,425, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. Historically, approximately 74% of our Note holders reinvest upon maturity. The 36 month Note in our Notes program has a mandatory early redemption option, subject to certain conditions. As of December 31, 2025, the 36-month Notes were $9,120. Our other unsecured debt has historically been renewed. For more information on other unsecured borrowings, see Note 9 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturities through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate our assets to increase during 2026, and we intend to fund the increase in assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, preferred equity, and regular equity. Our expectation to increase loan asset balances is subject to changes in demand, the housing market and competition. Although our secured debt is almost entirely listed as currently due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is resulting in more risk than prior years. In some of our markets, prices of homes sold are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). We anticipate declines in home values in many markets over the next 6 months. The second half home price change is mirky and unpredictable at this point, based on a new Federal Reserve Chairman being installed soon. In addition, our LTV increased to 70% as of December 31, 2025 compared to 68% for the same period of the prior year.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 3%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates are used by us here to approximate CD rates Short-term interest rates have risen significantly, and long-term interest rates have risen and then fallen; they are low historically.

Housing prices are also generally correlated with housing starts, so that increases in housing starts usually coinciding with increases in housing values, and the reverse is generally true. Below is a graph showing single family housing starts from 2000 through today.

(Source: U.S. Census Bureau)

To date,changes in housing starts, CD rates, and inflation have not had a material impact on our business.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Management evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) During the fourth quarter of 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the fourth quarter of 2025, no manager or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, terminated, or modified any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Included below is certain information about our managers and executive officers. Mr. Wallach was initially elected to a three-year term that expired in March 2016 and his current three-year term expires in March 2025. Mr. Summers was initially elected to a two-year term that expired in March 2014 and his current three-year term expires in March 2029. Mr. Rauscher was initially elected to a three-year term that expired in March 2018 and his current three-year term expires in March 2027. Mr. Sheldon was initially elected to a one-year term that expired in March 2020 and his current three-year term expires in March 2025.

Daniel M. Wallach, age 58, is our CEO and manager. He has been our CEO since our Company was founded and, prior to the addition of two independent managers in March 2012, he was our sole manager. Mr. Wallach has over 30 years of experience in finance and real estate. Prior to his time with us, most recently, from May 2011 to July 2011, Mr. Wallach was an Executive Vice President for ProBuild Holdings, a building material supplier to homebuilders. Before that, from 1985 to 1989, and 1990 to April 2011, Mr. Wallach held various positions with 84 Lumber Company and affiliates, including Chief Financial Officer and Director. 84 Lumber is a building material supplier to homebuilders and was, at that time, one of our affiliates. At 84 Lumber, Mr. Wallach oversaw the company’s financial and accounting function, including all aspects related to financial reporting, debt financing, customer financing, customer credit and management information systems. Mr. Wallach was also intimately involved with the creation of 84 FINANCIAL, L.P., a finance company affiliated with and owned by 84 Lumber, which had investment objectives similar to ours. Mr. Wallach has also held operational and finance positions with a mortgage brokerage firm and a building contractor. He graduated from Washington and Jefferson College in Washington, Pennsylvania with a B.A. in Business Administration.

Barbara L. Harshman, age 50, is our Executive Vice President of Operations, a position to which she was appointed in July 2015. She was hired in August 2012 as Vice President of Operations. Prior to joining the Company, from 2005 to 2012, Ms. Harshman worked in various positions in 84 Lumber Company’s lending operations, including Vice President of Lending. Ms. Harshman also worked as a credit manager for 84 Lumber during 2004 and 2005, where she managed a portfolio of $35,000,000 of unsecured debt owed by builders. Ms. Harshman graduated from Baylor University with a B.A. in Anthropology.

Mark Reynolds, age 51, was appointed Executive Vice President of Sales in April 2021. Mr. Reynolds has over 19 years of experience in the construction finance industry. He was previously our Regional Sales Manager from May 2016 until April 2021 and was also the National Real Estate Owned (“REO”) Manager from January 2020 until April 2021. Previously, Mr. Reynolds held various positions with 84 Lumber Company, including REO Specialist, where he worked with counsel to negotiate liens, finish building houses, and relieve as much debt as possible while controlling losses (from 2008 through 2014), National Finance Manager, in residential financing (from 2006 through 2008), and Regional Finance Manager, in commercial financing, where he helped finance projects such as hotels, apartments, restaurants, and casinos (from 2000 through 2004). Mr. Reynolds attended Indiana University at South Bend, where he studied Business Management.

Catherine Leslie, age 47, is our Chief Financial Officer, to which she was first appointed in January 2018. Ms. Leslie was most recently re-appointed Chief Financial Officer as of March 2026. Previously, Ms. Leslie served as Chief Financial Officer from April 2021 to June 2025, as Acting Chief Financial Officer from July 2019 to April 2021 and as Chief Financial Officer from January 2018 to May 2019 and continued to serve as our employee since May 2019. Ms. Leslie previously served as our Controller from November 2017 until her initial appointment as Chief Financial Officer. Prior to joining the Company, Ms. Leslie was the Corporate Controller for Lucas Group from November 2017 to June 2018, Division Controller for Pulte Group from July 2014 through November 2017 and Director of Financial Reporting for DS Services Holdings, Inc. from November 2013 to April 2014. Ms. Leslie spent a majority of her career with Simmons Bedding Company as Manager of Financial Reporting from 2006 to 2013. Ms. Leslie started her accounting career with Pricewaterhouse Coopers with an internship in 1999 and an associate in 2001. Ms. Leslie received her Bachelor of Business of Administration from the Terry College of Business School at the University of Georgia in 2000, and her Master of Accounting from Kennesaw State University’s Cole’s College of Business in 2001.

Kenneth R. Summers, age 80, is one of the independent managers, to which he was elected in March 2012. Mr. Summers retired from United Bank, Inc. of Morgantown, West Virginia in December 2019. Prior to retirement, he had been an Executive Vice President for United Bank since 2001. In that role he was responsible for the expansion and recognition of the bank’s franchise in north central West Virginia. Mr. Summers has over 30 years of experience as a community bank executive. He graduated from the University of Charleston with a B.S. in Accounting and Management.

Eric A. Rauscher, age 60, is one of the independent managers, to which he was elected in March 2015. Mr. Rauscher is a licensed insurance salesperson and has worked in that industry since 1999. Prior to that, he spent over ten years as a field sales engineer. He graduated from Case Western Reserve University with a B.S. in Electrical Engineering and Applied Physics, with a minor in Economics.

Gregory L. Sheldon, age 67, is one of our independent managers, a position to which he was elected in March 2019. Mr. Sheldon brings 46 years of business experience building global corporations and integrating acquisitions across finance, supply chain, manufacturing, and the corporate functions. He has served as CIO for three public life sciences companies and one privately held public utility from October 2008 to May of 2022. Since July 2014, Mr. Sheldon has been an owner of two companies which invest in land acquisition, development, and the construction of residential homes: White Column Investments, LLC, where he is the President and Managing Member, and Sheldon Investments, LLC. Since 2017, he has served as a non-compensated advisor to Mark Hoskins, who owns Benjamin Marcus Homes, LLC and Investor’s Mark Acquisitions, LLC, which are companies that design, develop, and build single family homes, and which are also two of our customers. Mr. Sheldon has been the owner of Greg Sheldon and Associates, LLC, a consultant, an interim executive, and strategic advisor to clients in the life sciences, consumer products, technology, and manufacturing industries since April 2015.  He graduated from Georgia State University with a Master of Science in Management and from Georgia Institute of Technology with a Bachelor of Science in Industrial Management.

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

Audit Committee

Our board of managers has established a separately designated audit committee, whose charter was adopted on August 9, 2012, and last amended on August 6, 2020. The purpose of the audit committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements. Our audit committee consists of Messrs. Rauscher, Summers, and Sheldon, our three independent managers. We have no “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). We believe the cost to retain a financial expert at this time is prohibitive. However, our board of managers believes that each member of the audit committee has sufficient knowledge and relevant background experience to serve on the audit committee.

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

Bonus

We pay each of our executive officers except for our VP of Sales a team bonus mostly based on our overall profitability, which rewarded each of them with $1,200 in both 2025 and 2024. In addition, we reward an annual bonus of $1,800 for both 2025 and 2024, which is extended to compensate vacation expenses. Finally, each executive officer is eligible for a portion of the net income earned, or profit share.

We pay our EVP of Sales a monthly bonus based on a percentage of new sales and construction loan payoffs.

Membership Interests

As the beneficial owner of 91.8% (as of March 1, 2026) of our outstanding common membership interests, Mr. Wallach’s interests are closely aligned with our success. Our EVP of Operations owns 2.4% and both our EVP of Sales and CFO own 1.2% of our outstanding common membership interests.

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

As we hire additional executive officers, we may use membership interests in some fashion as part of their compensation.

Summary Compensation Table

The following table provides a summary of the compensation received by our named executive officers for the last two completed fiscal years

Name and Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Mr. Wallach	2025	$77,940	$1,200	–	–	–	–	12,298	$99,150
	2024	$77,940	2,100	–	–	–	–	20,010	$100,050
Ms. Leslie	2025	$129,145	28,587	4,020	–	–	–	22,903	$191,994
Mr. Myrick	2024	$157,782	2,100	–	–	–	–	39,971	$199,853
Mr. Reynolds	2025	$98,600	72,331	4,020	–	–	–	24,954	$213,105
	2024	$98,496	64,471	10,350	–	–	–	38,154	$211,471

(1) Amounts in the Bonus column represents amounts earned in the period.

(2) Qualified Retirement Plan Contributions are shown here when funds are earned.

Salary for 2026

Mr. Wallach will receive a base salary of $77,940; Ms. Leslie will receive a base salary of $185,000 and Mr. Reynolds will receive a base salary of $90,500. In addition, Mr. Reynolds will receive a monthly bonus based on a percentage of sales and construction loan payoffs.

Board of Managers Compensation

The following table provides a summary of the compensation received by our managers for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Daniel M. Wallach	$–	$–	$–	$–	$–	$–	$–

Kenneth R. Summers	36,000	–	–	–	–	–	36,000

Eric A. Rauscher	36,000	–	–	–	–	–	36,000

Gregory L. Sheldon	36,000	–	–	–	–	–	36,000

We paid each of the independent managers a retainer of $28,000 during both 2025 and 2024, respectively. Our independent managers also receive fees of $2,000 for the first day and $1,200 for each additional day for meetings of the board of managers and committees attended in person, all or a portion of which may be allocated as reimbursement of expenses incurred in connection with attendance at meetings. The $2,000 first day fee will be increased by $1,000 for fees earned in 2026 by Mr. Summers, Mr. Rauscher, and Mr. Sheldon.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of certain of our outstanding membership interests as of December 31, 2025:

Title of Class	Name and Address of Owner(1)	Number of Units	Percent of Class	Dollar Value	Percentage of Total Equity
Class A Common Units	Daniel M. Wallach and Joyce S. Wallach	161.80	0.95%	$13,498.98	0.16%
Class A Common Units	2007 Daniel M. Wallach Legacy Trust	15,469.20	90.85%	1,290,564.11	15.72%
Class A Common Units	Barbara Harshman	400.00	2.35%	33,371.19	0.41%
Class A Common Units	Kenneth R. Summers	200.00	1.17%	16,685.58	0.20%
Class A Common Units	Eric A. Rauscher	200.00	1.17%	16,685.58	0.20%
Class A Common Units	Gregory Sheldon	200.00	1.17%	16,685.58	0.20%
Class A Common Units	Catherine Leslie	200.00	1.17%	15,682.81	0.19%
Class A Common Units	Mark Reynolds	200.00	1.17%	15,682.81	0.19%
Repurchase of Class A Common Units		–	–	(143,713.85)	(1.75)%
State Taxes Class A Common Units		–	–	(105,819.73)	(1.28)%
Subtotal of Common Voting Equity		17,031.00	100.00%	$1,169,323.06	14.24%
Series C Preferred Units	Daniel M. Wallach and Joyce S. Wallach	1,255.27	17.83%	1,255,269.32	15.29%
Series C Preferred Units	Gregory L. Sheldon and Madeline M. Sheldon	1,122.12	15.94%	1,122,124.94	13.67%
Series C Preferred Units	Other Holders of Series C Preferred Units	4,664.24	66.23%	$4,664,235.76	56.80%
Subtotal of Series C Preferred Units		7,041.63	100.00%	$7,041,630.02	85.76%
Total Members’ Capital and Preferred Equity		24,072.63		$8,210,953.08	100.00%

(1)	The addresses of each Class A Common Unit owners named above are:

●	Daniel and Joyce Wallach, the 2007 Daniel M. Wallach Legacy Trust, Barbara Harshman, Catherine Leslie and Mark Reynolds are 13241 Bartram Park Blvd., Suite 2401, Jacksonville, FL 32258;

●	Kenneth R. Summers is PO Box 995, Morgantown, WV 26507;
●	Eric A. Rauscher is 2706 South Park Rd, Bethel Park, PA 15102; and
●	Gregory L. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

The addresses of each Series C Preferred Unit owner named above are:

●	Daniel and Joyce Wallach, and the 2007 Daniel M. Wallach Legacy is 13241 Bartram Park Blvd, Suite 2401, Jacksonville, FL 32258; and
●	Gregory L. Sheldon and Madeline M. Sheldon is 104 Windsor Ct, Venetia, PA 15367.

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

In June 2018, we entered into a line of credit from our former Partner, William Myrick. The Myrick LOC is collateralized by a lien against all of our assets. The Myrick LOC has a maximum principal borrowing amount of $1,000,000 and is payable to Mr. Myrick. As of December 31, 2025, there were no amounts borrowed against the Myrick LOC, and we have no intention of borrowing any amounts under the Myrick LOC following Mr. Myrick’s termination in March 2025. The Myrick LOC is evidenced by a promissory note, is payable upon demand of the lender and generally bears an interest rate equal to the prime rate plus 3%, as more fully described in Note 9.

Mrs. Leslie, our CFO, and Mr. Reynolds, our EVP of Sales, each own 1.17% of our Class A common units. Mrs. Harshman, our EVP of Operations, owns 2.35% of our Class A common units. Our CEO Mr. Wallach and his wife and the Wallach Living Trust wife own 0.95% and 90.83% of our Class A common units, respectively. Our three Board of Managers, Mr. Sheldon, Mr. Summers and Mr. Rauscher each own 1.17% of our Class A common units.

Mr. Wallach and his wife’s parents own 17.83% and 3.32% of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 15.94% of our Series C Preferred Units.

A son of one of our managers is a minor participant in the Shuman LOC, which is more fully described in Note 9. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000,000.

One of our executives, Mr. Spatola has subordinated promissory note with a principal balance and an annual interest rate of $200,000 and 9.5%, respectively.

The Company has accepted investments under the Notes Program and other unsecured debt from employees, managers, members, and relatives of managers and members, with $10,673 outstanding as of December 31, 2025. For the years ended December 31, 2025 and 2024 our investments from affiliates, which exceed $120 by individual, through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2025	2024	2025	2025	2024
Eric A. Rauscher	Independent Manager	$477	$477	10.00%	$48	$48

Joseph Rauscher	Parent of Independent Manager	126	126	10.00%	13	13

Daniel and Joyce Wallach	Member	244	304	9.93%	24	29

Gregory L. Sheldon	Independent Manager	1,366	1,035	9.35%	98	98

Lamar Sheldon	Parent of Independent Manager	-	210	0.00%	21	21

Kenneth Summers	Independent Manager	260	235	8.50%	22	16

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	230	208	9.39%	22	19

Barbara Harshman	Member	140	129	9.04%	12	12

Kimberly Bedford	Manager	314	314	10.00%	31	31

Thomas Spatola	EVP of Lending Operations	595	595	10.00%	58	59

Scott and Leah Summers	Son of Independent Manager	650	250	8.50%	55	15

Jeffrey Eppinger	5% Member	2,939	2,939	8.28%	243	309

Bruce and Jean Eppinger	5% Member	2,852	2,914	9.89%	282	291

Paula Eppinger	Parent of 5% Member	150	150	10.00%	15	15

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

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital. The Company’s redeemable Series C preferred equity was $3,336,000 and $2,710,000 as of December 31, 2025 and 2024, respectively.

The Series C Preferred Units have a fixed value of $1 per unit in addition to preferred liquidation and distribution rights. The Company makes distributions to preferred members at a fixed rate, currently 12% of the Series C Preferred Units’ undiscounted value, in quarterly installments as a distribution of income.

All distributions, liquidation rights and conversion features are determined based on the undiscounted value of the Series C Preferred Units, which was $9,085 and $8,951 December 31, 2025 and 2024, respectively.

On March 31, 2025, the Company terminated its relationship with a member who owned 2,969 units of Class A common equity. Effective April 1, 2025, the Company executed a unit exchange agreement with the respective member where all 2,969 units of common equity with a carrying value of $287,000 were exchanged for 2,329.533 Series C Preferred Units with a fixed value of $2,330,000. The difference between the carrying value of the Class A common units and the fixed value of the Series C Preferred Units of $2,043,000 is reflected as a discount on preferred equity at December 31, 2025.

On May 30, 2025, the Company redeemed 251.10821 of the Series C Preferred Units beneficially owned by the Company’s CEO and his wife, at a redemption price of $251,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2025, BDO USA, P.C. (“BDO”) served as our independent registered accounting firm and provided certain other services. BDO was appointed as our independent accounting firm on November 3, 2025. Prior to this date, HORNE, LLP (“HORNE”) served as our independent accounting firm. HORNE began serving as our independent registered accounting firm in 2023 and was acquired by BDO on November 1, 2025. All further references to BDO include BDO and HORNE.

Our Audit Committee reviewed the audit services performed by BDO for 2025 and 2024. The aggregate agreed-upon and billed fees for professional accounting services provided by BDO, including the audit of our annual consolidated financial statements, for the years ended December 31, 2025 and 2024, are set forth in the table below.

	2025	2024
Audit Fees	$144,650	$139,500
Audit-Related Fees	$2,000	$2,000
All Other Fees	$—	$—

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

All services rendered by BDO for the year ended December 31, 2025 and 2024, respectively, were pre-approved in accordance with the policies set forth above.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC
(Registrant)

Dated: April 6, 2026	By:	/s/ Daniel M. Wallach
Daniel M. Wallach
CEO and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel M. Wallach	Chief Executive Officer and Manager	April 6, 2026
Daniel M. Wallach	(Principal Executive Officer)

/s/ Catherine Leslie	Chief Financial Officer	April 6, 2026
Catherine Leslie	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth R. Summers	Manager	April 6, 2026
Kenneth R. Summers

/s/ Eric A. Rauscher	Manager	April 6, 2026
Eric A. Rauscher

/s/ Gregory L. Sheldon	Manager	April 6, 2026
Gregory L. Sheldon

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report relating to the fiscal year ended December 31, 2025 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders.

Report of Independent Registered Public Accounting Firm

Members and Board of Managers

Shepherd’s Finance, LLC

Jacksonville, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shepherd’s Finance, LLC (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

(formerly HORNE LLP)

We have served as the Company's auditor since 2023.

Brentwood, Tennessee

April 6, 2026

Shepherd’s Finance, LLC

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(in thousands of dollars)	2025	2024

Assets
Cash and cash equivalents	$3,490	$3,347
Restricted cash	250	–
Certificates of deposit, restricted	2,275	–
Accrued interest receivable	1,111	844
Loans receivable, net	59,223	49,254
Real estate investments	169	13,529
Foreclosed assets, net	499	1,356
Premises and equipment	790	805
Other assets	729	1,095
Total assets	$68,536	$70,230
Liabilities and Members’ Capital
Refundable prepaid interest	$965	$353
Loan deposits	838	867
Accounts payable and accrued expenses	708	768
Accrued interest payable	3,595	3,280
Notes payable secured, net	18,445	21,102
Notes payable unsecured, net	35,774	35,213
Deferred revenue – real estate investments	–	74
Total liabilities	60,325	61,657

Commitments and Contingencies (Note 14)

Members’ Capital
Series C preferred equity, net of discounts of $2,043 and $0, respectively	7,042	6,430
Class A common equity	1,169	2,143
Members’ capital	8,211	8,573

Total liabilities and members’ capital	$68,536	$70,230

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

(in thousands of dollars)	2025	2024

Net Interest and Fee Income
Interest and fee income on loans	$10,804	$10,198
Interest expense:
Interest related to secured borrowings	1,473	1,297
Interest related to unsecured borrowings	3,599	3,564
Interest expense	5,072	4,861

Net interest and fee income	5,732	5,337

Less: Provision for credit losses	1,066	762
Net interest and fee income after provision for credit losses	4,666	4,575

Non-Interest Income
Gain on sale of real estate investments	276	–
Revenue from the sale of land parcels	2,805	2,998
Option fee income	314	816
Other income	249	82
Total non-interest income	3,644	3,896

Income before non-interest expense	8,310	8,471

Non-Interest Expense
Selling, general and administrative	3,824	3,061
Depreciation and amortization	63	80
Loss on foreclosed assets	205	595
Cost of land parcels sold	2,805	2,998
Total non-interest expense	6,897	6,734

Net income	$1,413	$1,737

Net income attributable to preferred equity holders	988	702

Net income attributable to common equity holders	$425	$1,035

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2025 and 2024

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2024	$–	$1,994	$1,994
Net income	702	1,035	1,737
Transfer of Series C from temporary to permanent equity	1,200	–	1,200
Conversion of Series C equity	4,773	–	4,773
Distributions	(245)	(906)	(1,151)
Unit Based Compensation Expense	–	20	20
December 31, 2024	$6,430	$2,143	$8,573
Net income	988	425	1,413
Distributions	(663)	(1,119)	(1,782)
Series C preferred equity issued in exchange for Class A common equity, net of discount	287	(287)	–
Unit Based Compensation Expense	–	7	7
December 31, 2025	$7,042	$1,169	$8,211

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

(in thousands of dollars)	2025	2024

Cash flows from operations
Net income	$1,413	$1,737
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	166	204
Provision for credit losses	1,066	762
Depreciation and amortization	63	80
Loss on foreclosed assets	205	595
Gain on sale of real estate investments	(276)	–
Deferred revenue – real estate investments	(74)	74
Unit based compensation expense	7	20
Net change in operating assets and liabilities:
Other assets	(158)	(534)
Accrued interest receivable	(267)	327
Refundable prepaid interest	612	61
Accrued interest payable	1,718	392
Accounts payable and accrued expenses	(60)	159

Net cash provided by operating activities	4,415	3,877

Cash flows from investing activities
Loan originations and principal collections, net	(1,611)	553
Additions for construction in foreclosed assets	(96)	(507)
Additions for construction in real estate investments	(1,196)	(4,432)
Investment in real estate assets	–	(330)
Proceeds from sale of foreclosed assets	1,657	992
Proceeds from the sale of real estate investments	4,956	2,998
Acquisition of 339, net of cash acquired	–	(2,996)
Investments in certificates of deposit	(2,275)	–
Purchases of property and equipment	(10)	–

Net cash provided by (used in) investing activities	1,425	(3,722)

Cash flows from financing activities
Transfer of Series C from temporary to permanent equity	–	1,200
Distributions to Series C preferred equity holders	(663)	(245)
Distributions to common equity holders	(1,119)	(906)
Proceeds from secured note payable	39,632	9,637
Repayments of secured note payable	(42,738)	(13,049)
Proceeds from unsecured notes payable	9,625	17,342
Redemptions/repayments of unsecured notes payable	(9,926)	(14,188)
Deferred financing costs paid	(258)	(121)

Net cash used in financing activities	(5,447)	(330)

Net change in cash, cash equivalents and restricted cash	393	(175)

Cash, cash equivalents and restricted cash
Beginning of period	3,347	3,522
End of period	$3,740	$3,347

Supplemental disclosure of cash flow information
Cash paid for interest	$4,757	$4,280

Non-cash investing and financing activities
Loan originating from sale of 339 assets	$10,362	$–
Foreclosed assets transferred from loans receivable, net	$909	$2,306
Secured and unsecured notes payable transfers	$407	$1,209
Accrued interest payable transferred to unsecured notes payable	$1,403	$1,435
Class A common equity exchanged for Series C preferred equity, net of $2,043 discount	$287	$–

The accompanying notes are an integral part of these consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1. Description of Business

Shepherd’s Finance, LLC and subsidiary (the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. Through Augusts 6, 2025, we were the sole member of two consolidating subsidiaries, 339 Justabout Land Company, LLC (“339”) and Builder’s Assistance, LLC (“Builder’s Assistance”). On August 6, 2025, we sold 339, further described in Note 3 below. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders (in 21 states as of December 31, 2025) to:

●	construct single family homes,

●	develop undeveloped land into residential building lots, and

●	purchase and improve for sale older homes.

On March 14, 2025, the Company changed the name of its consolidated subsidiary, Shepherd’s Stable Investments, LLC, to Builder’s Assistance, LLC (“Builder’s Assistance”). Builder’s Assistance was established to provide accounting and other business support services to third parties, primarily customers of the Company. Revenue generated from Builder’s Assistance was insignificant during the periods presented.

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

Operating Segments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 280, Segment Reporting, requires that the Company report financial and descriptive information about reportable segments and how these segments were determined. We determine the allocation of resources and performance of business units based on net income. Segments are identified and aggregated based on products sold or services provided. Based on these factors, we have determined that the Company’s operations were in two segments prior to the sale of 339 Justabout Land Company, LLC, as further described below. The segments were commercial lending and the development of land parcels. Information about reportable segments, and reconciliations of such information to the Consolidated Financial Statements are described below.

On August 6, 2025, the Company completed the sale of all assets held by 339 Justabout Land Company, LLC (“339”), a business segment, to the principal owners of the Company’s largest customer, Benjamin Marcus Homes (“BMH” or “Buyer”), for a sales price of $9,876. The assets sold consisted primarily of undeveloped lots, which had a net book value of $9,683 at the time of the sale. The sale includes the settlement of $725 in option fees receivable from BMH at the time of closing and a reduction of $240 in deferred revenue associated with prior deposits from BMH for lot purchases from 339. The Company recognized a gain of $193 on the sale.

Concurrent with the sale of 339, the Company amended its existing credit agreement with BMH to increase the total loan commitment to $13,450. At closing, BMH borrowed $11,416 under the amended agreement. Of this amount, $9,876 was used to fund the purchase of 339, $1,000 was allocated to a refundable prepaid interest account related to the increased loan commitment, and $54 was used to settle outstanding payables to the Company for accounting services. The balance on this credit agreement is presented in loans receivable in the accompanying Consolidated Balance Sheet as of December 21, 2025. All assets transferred to BMH in connection with the sale of 339 sale are pledged as collateral under the amended credit agreement.

Revenue Recognition

Interest income is recognized on an accrual basis. The accrual of interest is generally discontinued on all loans where the contractual payment of principal or interest is past due 90 days or more or the loan is demanded unless management deems the loan an exception, All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Interest on accruing individually evaluated loans is recognized if such loans do not meet the criteria for nonaccrual status. Our construction loans charge a fee on the amount that we commit to lend, which is amortized over the expected life of each of those loans.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative. Advertising expenses were $129 and $82 for the years ended December 31, 2025 and 2024, respectively.

Cash and Cash Equivalents

Management considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash account in a deposit account which, at times, may exceed federally insured limits. The Company monitors this bank account and does not expect to incur any losses from such an account.

Restricted Cash

We maintain certain cash balances that are restricted as to withdrawal or use. Our restricted cash is comprised of cash held as collateral for a line of credit. We report restricted cash as a separate line in the consolidated balance sheet.

Certificates of Deposit, Restricted

We maintain an investment through the Certificate of Deposit Account Registry Service. This investment is required as part of line of credit with a bank and is restricted as to withdrawal in direct correlation with the outstanding balance in the related line of credit. This investment is facilitated by the lending bank for the line of credit and is reported as a separate line on the balance sheet.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Loans Receivable

Loans are stated at the amount of unpaid principal, net of any allowances for credit losses, and adjusted for the net unrecognized portion of direct costs and non-refundable loan fees associated with lending. The net amount of non-refundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. A loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due or when the loan is demanded unless management deems the loan an exception. In addition, a loan may be placed on nonaccrual at any other time management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing. A loan may remain in accrual status if it is in the process of collection and well-secured (i.e., the loan has sufficient collateral value). Loans are restored to accrual status when the obligation becomes current or has been performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Credit Losses

The Company uses the aggregate method or loss-rate method to estimate expected credit losses. When developing the estimate of expected credit losses, the Company considers its historical loss experience, current borrower performance and economic conditions, as well as reasonable and supportable forecasts of future economic conditions that may affect expected credit losses. An expected loss ratio is applied based on internal historical losses and originations. The aggregate method relies upon the performance of an entire segment of the loan portfolio to best represent the behavior of these specific segments over time. In addition, the modified open pool approach was used which utilizes our borrowers credit rankings for both construction and development loans. Internal risk-rating grades are assigned by the Company’s management based on an analysis of financial and collateral strength and other credit attributes underlying each loan. Loan grades are A, B, C and individually evaluated for both construction and development loans where A and C define the highest and lowest scores, respectively.

The Company defines loan grades based on the following credit risks:

●	A Credit Risk: Based on various factors (cash available, credit score, LTV, etc.) the Company believes asset quality is acceptable and is deemed to not require additional monitoring.
●	B Credit Risk: Assets in this category are currently protected but have some weaknesses as compared to credit A. These loans are monitored similar to A; however, fall below the Points defined within the paragraphs below.
●	C Credit Risk: Assets in this category have a potential weakness but not to the point of individually evaluated. Loss potential is moderate if corrective action isn’t taken. They are monitored on a weekly watch list by the Company’s management.
●	Individually Evaluated Risk: Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The ACL on loans that are individually evaluated is based on a comparison of the loan receivable balance, observable market price for the loan or the fair value of the collateral underlying secured loans.

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

POINTS-CASH

●	Average cash should be 2% of the borrower’s total approval limit or current committed amount (whichever is higher) = .83 POINTS
●	Ending cash balance should be 1% of their total approval limit or current committed amount (whichever is higher) = .83 POINTS

Bank statements received from the borrower are entered by the loan processors at the time of the initial application or annual credit renewal. The Company’s Loan Administration System (“LAS”) automatically calculates the grading points given for cash based on the borrower’s approval limits and calculated cash ending and average balances.

POINTS-CREDIT

●	680 or higher combined credit score average for all principals for new borrowers and 640 combined credit score average for all principals for existing borrowers = 1.66

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

Individually Evaluated Loans

Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The ACL on loans that are individually evaluated is based on a comparison of the loan receivable balance, observable market price for the loan or the fair value of the collateral underlying secured loans.

Refundable Builder Deposit

A builder deposit by the borrower of 6.0% to 16.0% of the loan amount (builder deposit is not required on rehab loans), depending on the market grade and the amount of the loan is required at closing. The deposit is a liability on the Company’s balance sheet during the loan and refunded to the borrower upon reaching 90% completion of the asset. Refunding the deposit will be subject to a re-certification of value evidencing no change in loan to value, subject to verification that all outstanding invoices for the home have been paid, including interest due on the loan and the percentage of funding on the loan does not exceed the percentage of the home’s completion. The deposit will not accrue interest to be paid to the builder.

Refundable Prepaid Interest

In specific instances the Company may offer or require borrowers the ability to have a refundable prepaid interest deposit, which we call refundable prepaid interest. Refundable prepaid interest is a separate liability on the Company’s balance sheet used to apply towards or pay the borrowers monthly interest payment when due. The Company may require this to ensure cash on hand considered in underwriting is used to make interest payments to the Company. If the customer has already used a substantial amount of cash to purchase a lot, we might require one to be funded with loan proceeds. In some land development and lot loan cases where the interest will be substantial due to the length of the loan, the Company may require a funded interest escrow to start but then continue to have the builder fund the interest escrow with each lot paydown (as lots are released from the loan).

Foreclosed Assets

When a foreclosed asset is acquired in the settlement of a loan, the asset is recorded at the as-is fair value minus expected selling costs establishing a new cost basis. If the fair value of the collateral is less than the carrying value of the loan, the difference is charged off against our allowance for loan losses. If the fair value, less estimated closing costs, is higher than the carrying value of the loan, the difference is recorded as a gain on foreclosure in the income statement. Subsequent to foreclosure, if the fair value of the asset declines, a write-down is recorded through non-interest expense. Fair value is determined based on highest and best use of the asset. Assets which are not going to be improved are still evaluated on an as-is basis. Assets we intend to improve, are improving, or have improved are appraised based on the to-be-completed value, minus reasonable selling costs, and we adjust the portion of the appraised value related to construction improvements for the percentage of the improvements which have not yet been made. Subsequently, if a foreclosed asset has an increase in fair value the increase may be recognized up to the cost basis which was determined at the foreclosure date.

Real Estate Investments

The Company’s real estate investments are carried on our books at cost, unless we determine that our realistic exit from any real estate investment would result in a loss, in which case the Company would impair the investment to the expected net realizable amount. Cost includes but is not limited to interest accrued at our cost of funds, purchase price, improvements, and real estate taxes. Gains or losses on the sale of real estate investments are not recognized until a sale of an asset occurs.

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

For the year ended December 31, 2025 and 2024, the Company applied a COF rate of 9.61% and 11.48%, respectively, reflecting the estimated cost of internally funded capital.

Premises and Equipment

Equipment the Company qualifies as a capital asset is defined as follows:

●	Acquisition cost greater than $1,000,
●	Life span greater than one year, and
●	Contains or is made of nonexpendable material.

Items less than $1,000 are expensed as incurred.

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

The Company’s policy is to record interest and penalties related to taxes in selling, general and administrative expenses on the consolidated statements of operations. The Company paid $42 in interest and penalties during 2025. There were no significant interest or penalties assessed or paid during 2024.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements and disclosures to conform to the current period’s presentation.

Risks and Uncertainties

The Company is subject to many of the risks common to the commercial lending and real estate industries, such as general economic conditions, decreases in home values, decreases in housing starts, increases in interest rates, and competition from other lenders. As of December 31, 2025, our loans were significantly concentrated in a suburb of Pittsburgh, Pennsylvania, so the housing starts and prices in that area are more significant to our business than other areas until and if more loans are created in other markets.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2025		December 31, 2024
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	36%	Pittsburgh, PA	20%
Second highest concentration risk	Central and Southwest FL	7%	Cape Coral, FL	4%
Third highest concentration risk	St. George, UT	6%	Greenville, SC	3%

Recent Accounting Pronouncements

In November 2025, FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”), which expands the population of acquired financial assets subject to the gross-up approach. ASU 2025-08 will be effective January 1, 2027 and is not expected to have a significant impact on the Company’s financial statements.

3. Acquisition and Disposal

Acquisition of 339 Justabout Land Co., LLC

Effective February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The Company paid cash consideration of $3,000 plus the amount of our intercompany debt.

The property has since been subdivided into two parcels. One parcel has been developed into lots and are available for home construction (“Phase 1 Lots”) and the other parcel will be developed into a second phase of lots (“Phase 2 Lots”), which should be available for construction next year (collectively the “339 Lots”).

We charged an option fee to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company deferred the revenue related to the option fee over twelve months. As of December 31, 2024, deferred revenue, real estate investment was $74.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of 339 based on fair values as of February 15, 2024.

Acquisition Consideration

Gross purchase price	$3,892
Debt of 339 to the Company	6,122
Immediate repayment of previous 339 owner of intercompany debt	(892)
Purchase consideration	$9,122

The purchase price was allocated to the acquired assets and assumed liabilities based on estimated fair values. The table below provides the provisional recording of assets acquired and liabilities assumed as of the acquisition date.

Amounts recognized as of the acquisition date

Purchase Consideration	$9,122

Fair value of identified assets acquired:
Cash	4
Real estate investments	11,330
Total identifiable assets	11,334

Fair value of liabilities assumed:
Current liabilities	462
Other liabilities	1,750
Total liabilities assumed	2,212

Net identifiable assets acquired	$9,122

The allocation presented above was based upon management’s estimate of fair values using valuation techniques including appraisals and purchase contracts, as well as estimating completion costs and future interest costs. In estimating the fair value of the identifiable acquired assets and assumed liabilities, the fair value estimates were based on, but not limited to, expected future revenue and cash flows and estimated discount rates. Except for real estate assets, all assets and liabilities were estimated at their historical carrying values, which approximated fair value.

Disposal of 339 Justabout Land Co., LLC

On August 6, 2025, the Company completed the sale of all assets held by 339, a business segment, to the principal owners (“Hoskins Group”) of the Company’s largest customer, Benjamin Marcus Homes (“BMH”), for a sales price of $9,876. The assets sold consisted primarily of lots, which had a net book value of $9,683 at the time of the sale. The sale included the settlement of $725 in option fees receivable from BMH at the time of closing and a reduction of $240 in deferred revenue associated with prior deposits from BMH for lot purchases from 339. The Company recognized a gain of $193 on the sale.

Concurrent with the sale of 339, the Company amended its existing credit agreement with the Hoskins Group to increase the total loan commitment to $13,450. At closing, the Hoskins Group borrowed $11,416 under the amended agreement. Of this amount, $9,876 was used to fund the purchase of 339, $1,000 was allocated to a refundable prepaid interest account related to the increased loan commitment, and $54 was used to settle outstanding payables to the Company for accounting services. The balance on this credit agreement is presented in loans receivable in the accompanying Consolidated Balance Sheet as of December 31, 2025. All assets transferred to the Hoskins Group connection with the sale of 339 sale are pledged as collateral under the amended credit agreement.

4. Fair Value

The Company has established a framework for measuring fair value using a hierarchy, where the Company maximizes the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Three levels of input are used to measure fair value, as follows:

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

Fair Value Measurements of Non-Financial Instruments on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment. The fair values of individually evaluated loans with specific allocations of the allowance for credit losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell, which are classified as Level 3. Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals minus selling costs, which are classified as Level 3.

Individually Evaluated Loans

There were 29 and 21 individually evaluated loan assets as of December 31, 2025 and December 31, 2024, respectively.

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

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of December 31, 2025 and 2024:

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2025		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$499	$499	$–	$–	$499
Individually evaluated loans, net	6,192	6,192	–	–	6,192
Total	$6,691	$6,691	$–	$–	$6,691

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2024		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,356	$1,356	$–	$–	$1,356
Individually evaluated loans, net	4,313	4,313	–	–	4,313
Total	$5,669	$5,669	$–	$–	$5,669

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a nonrecurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
December 31, 2025
Individually evaluated loans, net	$6,192	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	0%-26%	12%
Foreclosed assets, net	$499	Underlying collateral value, third party appraisals	Collateral discounts	7%	7%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
December 31, 2024
Individually evaluated loans, net	$4,313	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	0%-18%	14%
Foreclosed assets, net	$1,356	Underlying collateral value, third party appraisals	Collateral discounts	7%-18%	17%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

Fair Value of Financial Instruments

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value at both December 31, 2025 and 2024. The interest on our Notes Program is paid to our Note holders either monthly or at the end of their investment, compounded monthly. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

		December 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents including restricted cash	1	$3,740	$3,740	$3,347	$3,347
Certificates of deposit	2	2,275	2,275	–	–
Loans receivable, net	3	59,223	59,223	49,254	49,254
Accrued interest on loans	2	1,111	1,111	844	844
Financial Liabilities
Refundable prepaid interest	2	965	965	353	353
Loan deposits	2	838	838	867	867
Notes payable secured, net	2	18,445	18,445	21,102	21,102
Notes payable unsecured, net	2	35,774	35,774	35,213	35,213
Accrued interest payable	2	3,595	3,595	3,280	3,280

5. Segment Reporting

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

On August 6, 2025, the Company completed the sale of all assets held by 339 Justabout Land Company, LLC (“339”), a business segment, to the principal owners of the Company’s largest customer, Benjamin Marcus Homes (“BMH” or “Buyer”), for a sales price of $9,876. The assets sold consisted primarily of undeveloped lots, which had a net book value of $9,683 at the time of the sale. The sale includes the settlement of $725 in option fees receivable from BMH at the time of closing and a reduction of $240 in deferred revenue associated with prior deposits from BMH for lot purchases from 339. The Company recognized a gain of $193 on the sale.

Concurrent with the sale of 339, the Company amended its existing credit agreement with BMH to increase the total loan commitment to $13,450. At closing, BMH borrowed $11,416 under the amended agreement. Of this amount, $9,876 was used to fund the purchase of 339, $1,000 was allocated to a refundable prepaid interest account related to the increased loan commitment, and $54 was used to settle outstanding payables to the Company for accounting services. The balance on this credit agreement is presented in loans receivable in the accompanying Consolidated Balance Sheet as of December 31, 2025. All assets transferred to BMH in connection with the sale of 339 sale were pledged as collateral under the amended credit agreement.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the Year Ended December 31, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$10,804	$10,804
Interest expense:
Interest related to secure borrowings	–	1,473	1,473
Interest related to unsecured borrowings	–	3,599	3,599
Interest expense	$–	$5,072	$5,072

Net interest and fee income	–	5,732	5,732

Less: Provision for credit losses	–	1,066	1,066
Net interest and fee income after provision for credit losses	–	4,666	4,666

Non-Interest Income
Gain on sale of real estate investments	$193	$83	$276
Revenue from the sale of land parcels	2,805	–	2,805
Option fee income	314	–	314
Other income	–	249	249
Total non-interest income	$3,312	$332	$3,644

Income before non-interest expense	3,312	4,998	8,310

Non-Interest Expense
Selling, general and administrative	$–	$3,824	$3,824
Depreciation and amortization	–	63	63
Loss on foreclosed assets	–	205	205
Cost of land parcels sold	2,805	–	2,805
Total non-interest expense	$2,805	$4,092	$6,897

Net Income	$507	$906	$1,413

Shepherd’s Finance, LLC

Consolidated Statements of Operations

For the Year Ended December 31, 2024

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$10,198	$10,198
Interest expense:
Interest related to secure borrowings	–	1,297	1,297
Interest related to unsecured borrowings	–	3,564	3,564
Interest expense	$–	$4,861	$4,861

Net interest and fee income	–	5,337	5,337

Less: Provision for credit losses	–	762	762
Net interest and fee income after provision for credit losses	–	4,575	4,575

Non-Interest Income
Gain on foreclosed assets	$–	$–	$–
Revenue from the sale of land parcels	2,998	–	2,998
Option fee income	816	–	816
Other income	–	82	82
Total non-interest income	$3,814	$82	$3,896

Income before non-interest expense	3,814	4,657	8,471

Non-Interest Expense
Selling, general and administrative	$–	$3,061	$3,061
Depreciation and amortization	–	80	80
Loss on foreclosed assets	–	595	595
Cost of land parcels sold	2,998	–	2,998
Total non-interest expense	$2,998	$3,736	$6,734

Net Income	$816	$921	$1,737

Reconciliation of total assets:

(in thousands of dollars)	339 Justabouot Land Company, LLC	Shepherd’s Finance, LLC	Elimination	Total

Total assets as of December 31, 2025	$–	$68,536	$–	$68,536

Total assets as of December 31, 2024	$11,977	$58,253	$–	$70,230

6. Real Estate Investment Assets

During October 2023, the Company acquired two properties to construct houses on each lot. One of the properties was sold in 2025 at a gain of $48. The second property, with a carrying value of $169, is not being developed. The Company is currently in negotiations to sell the second property as a lot to a builder.

On February 15, 2024, the Company completed its acquisition of 339 Justabout Land Co. LLC (“339”), in a transaction valued at $9,122. The property was then subdivided into two parcels. One parcel was being developed into lots for home construction (“Phase 1 Lots”) and the other parcel was being developed into a second phase of lots (“Phase 2 Lots”).

We charged option fees to Benjamin Marcus Homes (“BMH”) for the right to buy the Phase 1 Lots owned by 339. The option fee was $890 as of February 15, 2024, and the Company is deferring the revenue related to the option fee over twelve months. As of December 31, 2024, deferred revenue, real estate investment was $74. There was no deferred revenue related to the option fee as of December 31, 2025.

During the year ended December 31, 2025, BMH purchased eight lots from 339 for both revenue and cost of land parcels sold of $2,805. During the year ended December 31, 2024, BMH purchased nine lots from 339 for both revenue and cost of land parcels sold of $2,998. The related income and expense on these lot sales are included within non-interest income and non-interest expense, respectively, on the consolidated statements of operations. No gains or losses were recognized in the lot sales. We capitalized interest related to the cost of this investment which was included in the assets when we sold lots.

On August 6, 2025, the Company completed the sale of all assets held by 339, a business segment, to the principal owners of the Company’s largest customer, Benjamin Marcus Homes (“BMH” or “Buyer”), for a sales price of $9,876. The assets sold consisted primarily of undeveloped lots, which had a net book value of $9,683 at the time of the sale. The sale includes the settlement of $725 in option fees receivable from BMH at the time of closing and a reduction of $240 in deferred revenue associated with prior deposits from BMH for lot purchases from 339. The Company recognized a gain of $193 on the sale.

During September 2024, the Company invested in a minority non-controlling interest in one of our borrowers, DBL Capital Real Estate Fund 1, LLC (“DBL”) for $330. The investment assisted in the development of several empty lots into houses with the intent of the Company to receive a return. The Company redeemed this investment on November 4, 2025, and recorded a gain of $38 on investment.

The following table is a roll forward of real estate investment assets:

	December 31, 2025	December 31, 2024

Beginning balance	$13,529	$435
Additions from 339 acquisition	–	11,330
Proceeds from disposal of 339	(9,876)	–
Gain on sale of real estate investments	276	–
Investments in real estate assets	–	330
Proceeds from the sale of real estate investments	(4,956)	(2,998)
Additions for construction/development	1,196	4,432
Ending balance	$169	$13,529

Capitalized Interest Activity

The following table is capitalized interest included in additions for construction/development for real estate investment assets:

	December 31, 2025	December 31, 2024

Capitalized interest	$513	$1,143
Cost of funds	9.61%	11.48%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

7. Loans Receivables, net

Financing receivables are comprised of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Loans receivable, gross	$61,683	$51,138
Less: Deferred loan fees	(1,516)	(1,273)
Plus: Deferred origination costs	169	257
Less: Allowance for credit losses	(1,113)	(868)
Loans receivable, net	$59,223	$49,254

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

As of December 31, 2025, the Company’s construction loan portfolio consisted of 53 borrowers, all of whom borrow money for the purpose of building new homes. The loans typically involve funding of the lot and a portion of construction costs, for a total of between 50% and 72.5% of the completed value of the new home. As the home is built during the course of the loan, the loan balance increases. The loans carry an interest rate of 2.5% above our cost of funds as determined monthly by management. In addition, we charge a loan fee as described in Note 2.

Our loans are demand loans and most have a refundable deposit from the builder during construction to help offset the risk of partially built homes, and some have refundable prepaid interest to offset payment of monthly interest risk.

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2025 and 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)
2025	20	53	151	$65,897	$44,515	72	% (2)
2024	20	59	177	$67,391	$48,004	68	% (2)

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(2)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of December 31, 2025 and 2024:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)
2025	9	12	13	$19,342	$17,168	71	% (2)
2024	5	6	6	$6,262	$3,134	42	% (2)

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(2)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of loan receivables, net of both construction and development loans:

	December 31, 2025	December 31, 2024

Beginning balance	$49,254	$59,186
Originations and modifications	59,571	40,729
Principal collections	(48,205)	(48,578)
Transferred from loans receivables, net	(909)	(2,306)
Change in allowance for credit losses	(245)	(173)
Change in loan fees, net	(243)	396

Ending balance	$59,223	$49,254

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2025.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$23,490	$37,488	$122
B Credit Risk	13,799	18,830	151
C Credit Risk	828	1,099	12
Individually Evaluated	6,399	8,480	745

Development Loans Collectively Evaluated:
A Credit Risk	$3,457	$4,390	$2
B Credit Risk	13,072	14,366	79
C Credit Risk	99	100	2
Individually Evaluated	539	487	–

Total	$61,683	$85,240	$1,113

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2024.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$39,277	$55,872	$140
B Credit Risk	2,817	3,883	40
C Credit Risk	939	1,851	10
Nonaccrual Loans Individually Evaluated	4,971	5,785	658

Development Loans Collectively Evaluated:
A Credit Risk	$2,485	$5,500	$2
B Credit Risk	160	275	–
C Credit Risk	489	487	18
Individually Evaluated	–	–	–

Total	$51,138	$73,653	$868

The following table presents the amortized cost basis of loans individually evaluated and loans past due over 90 days nonaccruing as of December 31, 2025:

	Individually Evaluated without ACL	Individually Evaluated with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$3,239	$3,160	$–
Development Loans:
Individually Evaluated	$539	$–	$–

Total	$3,778	$3,160	$–

The following table presents the amortized cost basis of loans individually evaluated and loans past due over 90 days nonaccruing as of December 31, 2024:

	Individually Evaluated without ACL	Individually Evaluated with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,427	$3,544	$–
Development Loans:
Individually Evaluated	$–	$–	$–

Total	$1,427	$3,544	$–

For loans greater than 12 months in age that are individually evaluated, appraisals are ordered and prepared if the current appraisal is greater than 13 months old and construction is greater than 90% complete. If construction is completed by less than 90% the Company uses the latest appraisal on file. At certain times the Company may choose to use a broker’s opinions of value (“BOV”) as a replacement for an appraisal if deemed more efficient by management. Appraised values are adjusted down for estimated costs associated with asset disposal. Broker’s opinion of selling price use currently valid sales contracts on the subject property or representative recent actual closings by the builder on similar properties may be used in place of a BOV.

In addition, our loan portfolio includes performing, forbearance and individually evaluated loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The Company’s policies with respect to placing loans on non-accrual and individually evaluated if they are past due when the contractual payment of principal or interest becomes 90 days past due or when the loan is demanded unless management deems the loan an exception. A fair market value analysis is performed and an allowance for credit loss is established based on the results of the analysis.

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–
Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

The following is an aging of our gross loan portfolio as of December 31, 2024:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$39,277	$39,277	$–	$–	$–
B Credit Risk	2,817	2,817	–	–	–
C Credit Risk	939	939	–	–	–
Individually Evaluated	4,971	–	1,057	–	3,914

Development Loans:
A Credit Risk	2,485	2,485	–	–	–
B Credit Risk	160	160	–	–	–
C Credit Risk	489	489	–	–	–
Individually Evaluated	–	–	–	–	–

Total	$51,138	$46,167	$1,057	$–	$3,914

Below is an aging schedule of loans receivable as of December 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

Below is an aging schedule of loans receivable as of December 31, 2024, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	162	$46,168	90.2%
60-89 days	–	–	–%
90-179 days	5	1,057	2.1%
180-269 days	–	–	–%
>270 days	16	3,913	7.7%

Subtotal	183	$51,138	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	183	$51,138	100.0%

The company modifies loans for borrowers for various reasons, including but not limited to changes in what the builder is building versus what was appraised, changes in loan-to-value (“LTV”) or market conditions, and a builder’s inability to pay interest. This last grouping (builder’s inability to pay interest) is done through forbearance agreements which will allow the builder to have a specified period not to pay interest while the home is either completed or marketed. Typically, those interest amounts are collected at final payoff of the loan.

As of December 31, 2025, we had one loan with a commitment and loan balance of $258 currently not paying interest under a forbearance agreement. The amount of interest unpaid under the forbearance agreement is $40 and is included in our interest receivable. No loans were under a forbearance agreement as of December 31, 2024.

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses as of December 31, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)
Charge-offs	–	–	–	822	–	–	–	–	822
Recoveries	–	–	–	(53)	–	–	–	–	(53)
Provision (benefit) for credit losses on funded balances	28	(123)	1	(857)	(1)	(78)	16	–	(1,014)
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

Provision (benefit) for credit losses on unfunded commitments	(8)	(45)	8	–	1	(8)	–	–	(52)
Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$-	$(8)	$–	$–	$(140)

The following table provides a roll forward of the allowance for credit losses as of December 31,2024:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2023	$(211)	$(32)	$–	$(437)	$(5)	$–	$(10)	$–	$(695)
Reclassification of ACL on unfunded commitments	59	19	–	–	–	–	–	–	78
Charge-offs	–	–	–	506	–	–	–	–	506
Recoveries	–	–	–	(6)	–	–	–	–	(6)
Provision (benefit) for credit losses on funded balances	2	(15)	(13)	(721)	4	–	(8)	–	(751)
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)

Reserve for unfunded commitments as of December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Reclassification of ACL on unfunded commitments	(59)	(19)	–	–	–	–	–	–	(78)
Provision (benefit) for credit losses on unfunded commitments	(6)	9	(12)	–	(1)	–	–	–	(10)
Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $23,557 and $22,515 as of December 31, 2025 and 2024, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rate and the total gross loan value for loans in our portfolio. The ACL for unfunded commitments was $140 and $88 as of December 31, 2025 and 2024, respectively.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of December 31, 2025. Loans acquired are shown in the tables by origination year.

	2025	2024	2023	2022	2021	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$15,907	$3,786	$2,277	$939	$581	$-	$23,490
B Credit Risk	7,228	4,938	620	1,013	-	-	13,799
C Credit Risk	-	827	-	-	-	-	827
Individually Evaluated	2,323	2,429	1,050	597	-	-	6,399
	$25,458	$11,980	$3,947	$2,549	$581	$-	$44,515

Current Period Charge Offs	$-	$-	$-	$(125)	$(27)	$(670)	$(822)

Development Loans Collectively Evaluated:
A Credit Risk	$3,020	$438	$-	$-	$-	$-	$3,458
B Credit Risk	11,602	-	-	-	-	1,470	13,072
C Credit Risk	-	-	99	-	-	-	99
Individually Evaluated	-	-	-	-	-	539	539
	$14,622	$438	$99	$-	$-	$2,009	$17,168

Current Period Charge Offs	$-	$-	$-	$-	$-	$-	$-

Total	$40,080	$12,418	$4,046	$2,424	$554	$1,339	$60,861

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of December 31, 2024. Loans acquired are shown in the tables by origination year.

	2024	2023	2022	2021		2020	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$24,336	$9,980	$4,961	$		$-	$-	$39,277
B Credit Risk	1,936	300	-		581	-	-	2,817
C Credit Risk	840	99	-		-	-	-	939
Individually Evaluated	-	1,552	794		446	1,781	398	4,971
	$27,112	$11,931	$5,755		$1,027	$1,781	$398	$48,004

Current Period Charge Offs	-	(138)	(356)		-	-	(12)	(506)

Development Loans Collectively Evaluated:
A Credit Risk	$300	$229	$-		$37	$-	$1,919	$2,485
B Credit Risk	160	-	-		-	-	-	160
C Credit Risk	-	-	-		-	-	489	489
Individually Evaluated	-	-	-		-	-	-	-
	$460	$229	$-		$37	$-	$2,408	$3,134

Current Period Charge Offs	$-	$-	$-		$-	$-	$-	$-

Total	$27,572	$12,022	$5,399		$1,064	$1,781	$2,794	$50,632

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	December 31, 2025		December 31, 2024
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	36%	Pittsburgh, PA	20%
Second highest concentration risk	Central and Southwest FL	7%	Cape Coral, FL	4%
Third highest concentration risk	St. George, UT	6%	Greenville, SC	3%

8. Foreclosed Assets

Roll forward of foreclosed assets for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning balance	$1,356	$130
Transferred from loans receivables, net	909	2,306
Additions for construction in foreclosed assets	96	507
Sale proceeds	(1,657)	(992)
Loss on foreclosed assets, net	(205)	(595)
Ending balance	$499	$1,356

9. Borrowings

The following table displays our borrowings:

	December 31, 2025	December 31, 2024
Borrowing Source
Purchase and sale agreements and other secured borrowings	$18,431	$20,359
Secured line of credit from affiliates	26	743
Less: deferred financing fees	(12)	-
Notes payable secured, net	18,445	21,102

Unsecured line of credit (senior)	-	750
Other unsecured debt (senior subordinated)	1,812	1,812
Unsecured Notes through our public offering, gross	22,164	19,968
Other unsecured debt (subordinated)	10,901	11,707
Other unsecured debt (junior subordinated)	1,126	1,126
Less: deferred financing fees	(229)	(150)
Notes payable unsecured, net	35,774	35,213

Total Borrowings	$54,219	$56,315

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2026	$22,990	$2,383	$4,425	16,182
2027	11,639	6,993	2,371	2,275
2028	14,326	11,047	3,279	–
2029	5,505	1,741	3,764	–
2030 and thereafter	–	–	–	–
Total	$54,460	$22,164	$13,839	$18,457

Secured Borrowings

Loan Purchase and Sale Agreements

The Company has two purchase and sale agreements where we are the seller of portions of loans we originate. The two purchasers are Builder Finance, Inc. (“Builder Finance”) and S.K. Funding, LLC (“S.K. Funding”). Generally, the purchasers buy between 50% and 85% of each loan sold. They receive interest rates ranging from 8% to our interest rate charged to the borrower. The purchasers generally do not receive any of the loan fees we charge. We have the right to call some of the loans sold, with some restrictions. Once sold, the purchaser must fund their portion of the loans purchased. We service the loans. Also, there are limited put options in some cases, whereby the purchaser can cause us to repurchase a loan. The loan purchase and sale agreements are recorded as secured borrowings. However, an amendment to S.K. Funding’s agreement allowes the Company to sell participating interest in loans which is explained further below.

As of December 31, 2025 and 2024, the there is not a limit of maximum principal on the Builder Finance line and the principal was $1,459 and $4,418, respectively. The interest rate on the borrowings was 8.99% and 11.00% as of December 31, 2025 and 2024, respectively. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term. During the periods ending December 31, 2025 and 2024, interest expense was $323 and $704, respectively.

As of December 31, 2025 and 2024, the maximum principal on the S.K. Funding line was $6,500 for both period end dates. Borrowings up to $1,400 over the principal amount may be unsecured. There were $0 of unsecured borrowings as of both December 31, 2025 and 2024. The interest rate on the borrowings was 10.00% and 9.50% as of December 31, 2025 and 2024, respectively. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term. Additionally, the Company executed an amendment to the agreement with S.K. Funding that allowed the Company to sell participating interests in loans. The balance of the portion sold on these loans is removed from the balance sheet of the Company and interest on the portion sold is not reflected in our statement of operations. As of December 31, 2025 and 2024, the loan receivable principal balance sold under this agreement was $1,400.

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of December 31, 2025 and 2024, the Company had $26 and $743 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500 and $2,500 as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company paid $400 towards the balance of a line of credit with Daniel M. Wallach (our Chief Executive Officer and Chairman of the Board of Managers). As of December 31, 2025 and 2024, interest expense for lines of credit from affiliates was $45 and $51, respectively.

Line of Credit with Shuman

During July 2017, we entered into a line of credit agreement (the “Shuman LOC Agreement”) with Steven K. Shuman, which is now held by Cindy K. Shuman. Pursuant to the Shuman LOC Agreement, Shuman provides us with a revolving line of credit (the “Shuman LOC”) with the following terms:

●	Principal not to exceed $1,325;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 10%; and
●	Due in July 2026; however, will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

As of December 31, 2025 and 2024, the outstanding amount pursuant to the Shuman LOC was $125. Interest expense was $13 for both years ended December 31, 2025 and 2024, respectively.

Line of Credit with Judith Swanson

During December 2021, the Swanson Line of Credit (“Swanson LOC”) was assigned to Judith Swanson (“Judith Swanson LOC”), as trustee of a trust. Pursuant to the Swanson Modification Agreement, the Judith Swanson LOC provides us with a revolving line of credit with the following terms:

●	Principal not to exceed $7,000;
●	Secured with assignments of certain notes and mortgages;
●	Cost of funds to us of 8.25%; and
●	Due in July 2026; however, will automatically renew for additional 12-month periods, unless either party gives notice to not renew.

The Judith Swanson LOC was fully borrowed on the secured and unsecured portion of the line of credit as of December 31, 2025 and 2024. In addition, the secured balance on the Judith Swanson LOC was $6,407 and $6,000, as of December 31, 2025 and 2024, respectively. Interest expense was $651 and $640 for the years December 31, 2025 and 2024, respectively.

United Lines of Credit

In January 2025, we entered into a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. As of December 31, 2025, the amount due on this line of credit was $2,275. The line of credit is collateralized by an investment in certificates of deposit totaling $2,275 as of December 31, 2025.

In January 2025, we entered into a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. There were no amounts outstanding pursuant to this revolving line of credit as of December 31, 2025. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we entered into a revolving line of credit with Liberty Savings Bank for $5,000 and can be terminated on 90 days written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of December 31, 2025, there were no amounts borrowed under this line of credit. The line of credit will be secured with assignments of certain notes and mortgages when drawn upon.

Other Lines of Credit

During 2020 and 2019, we entered into one and four line of credit agreements, respectively (the “Other LOC Agreements”). Pursuant to the Other LOC Agreements, the lenders provide us with revolving lines of credit with the following terms:

●	Principal not to exceed $6,063;
●	Secured with assignments of certain notes and mortgages;
●	Interest rates vary and are generally indexed to Prime plus a margin
●	Terms generally allow the lenders to give one month’s notice after which the principal balance of a New LOC Agreement will be reduced to a zero over the next six months.

The total balance of the Other LOC Agreements was $1,666 and $2,965 as of December 31, 2025 and 2024, respectively. Interest expense was $246 and $296 for the year ended December 31, 2025 and 2024, respectively.

Hanna Holdings, Inc. Loan

This loan was debt acquired in the 339 acquisition which 339 used the loan to originally purchase the property.

●	Principal not to exceed $1,250
●	Secured with a second position mortgage
●	7% interest rate
●	Due in December 2027, but payable with a payoff associated with each lot sale. Interest accrues and is paid upon each payoff of principal.

During the year ended December 31, 2025, the Company paid off the loan with Hanna Holdings Inc. through the sale of 339 land parcels. As of December 31, 2024, the secured note payable to Hanna Holdings, Inc., was $350.

Secured Borrowings Secured by Loan Assets

As of December 31, 2025, the Company pledged $33,179 of loans as collateral on $16,156 of secured notes payable.

As of December 31, 2024, the Company pledged $32,614 of loans as collateral on $20,009 of secured notes payable.

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of December 31, 2025 and 2024, was 8.90% and 10.08%, respectively.

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

The following table is a roll forward of our Notes Program:

	December 31, 2025	December 31, 2024

Gross notes outstanding, beginning of period	$19,968	$20,854
Notes issued	7,612	5,257
Note repayments / redemptions	(5,416)	(6,143)

Gross notes outstanding, end of period	22,164	19,968

Less deferred financing costs, net	(229)	(150)

Notes outstanding, net	$21,935	$19,818

The following is a roll forward of deferred financing costs:

	December 31, 2025	December 31, 2024

Deferred financing costs, beginning balance	$1,060	$939
Additions	242	121
Deferred financing costs, ending balance	$1,302	$1,060
Less accumulated amortization	(1,073)	(910)
Deferred financing costs, net	$229	$150

The following is a roll forward of the accumulated amortization of deferred financing costs:

	December 31, 2025	December 31, 2024

Accumulated amortization, beginning balance	$910	$703
Additions	163	207
Accumulated amortization, ending balance	$1,073	$910

Other Unsecured Debts

Our other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	December 31, 2025	December 31, 2024
Unsecured Line of Credit	March 2024	10.0%	592	1,000
Unsecured Line of Credit	April 2026	10.0%	500	500
Unsecured Line of Credit – Senior Subordinated	January 2027	10.0%	–	750
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2026	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2025	10.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	–
Subordinated Promissory Note	April 2025	10.0%	–	202
Subordinated Promissory Note	July 2025	8.0%	–	100
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	October 2025	8.0%	–	100
Subordinated Promissory Note	July 2028	8.5%	100	–
Subordinated Promissory Note	December 2025	8.0%	–	180
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	June 2025	10.0%	–	1,000
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	January 2025	11.0%	–	1,007
Subordinated Promissory Note	October 2027	8.50%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	–
Subordinated Promissory Note	April 2029	9.0%	301	–
Subordinated Promissory Note	December 2029	8.0%	248	–
Subordinated Promissory Note	October 2028	8.5%	100	–
Subordinated Promissory Note	Varies (3)	Prime+1.5%	–	700
			$13,839	$15,395

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

(3)	Lender may elect to terminate, effective semi-annually as of August 16 and/or February 16 of any given year.

10. Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Year Ended December 31, 2025	Year Ended December 31, 2024

Beginning balance	$353	$292
Additions from Pennsylvania loans	1,198	907
Additions from other loans	1,312	701
Interest, fees, principal or repaid to borrower	(1,898)	(1,547)
Ending balance	$965	$353

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

In addition, the Fourth Amendment restricted the right to require the Company to redeem the Series C Preferred Units for cash; therefore, the units were reclassified from mezzanine equity to Members’ Capital. The Company’s convertable Series C preferred equity was $3,336 and $2,710 as of December 31, 2025 and 2024, respectively.

The Series C Preferred Units have a fixed value of $1 per unit in addition to preferred liquidation and distribution rights. The Company makes distributions to preferred members at a fixed rate, currently 12% of the Series C Preferred Units’ undiscounted value, in quarterly installments as a distribution of income.

All distributions, liquidation rights and conversion features are determined based on the undiscounted value of the Series C Preferred Units, which was $9,085 and $8,951 December 31, 2025 and 2024, respectively.

On March 31, 2025, the Company terminated its relationship with a member who owned 2,969 units of Class A common equity. Effective April 1, 2025, the Company executed a unit exchange agreement with the respective member where all 2,969 units of common equity with a carrying value of $287 were exchanged for 2,329.533 Series C Preferred Units with a stated value of $2,330. The difference between the carrying value of the Class A common units and the fixed value of the Series C Preferred Units of $2,043 is reflected as a discount on preferred equity at December 31, 2025.

On May 30, 2025, the Company redeemed 251.10821 of the Series C Preferred Units beneficially owned by the Company’s CEO and his wife, at a redemption price of $251.

Roll forward of Series C Preferred Equity, net of discounts:

	December 31, 2025	December 31, 2024

Beginning balance	$6,430	$4,773
Additions from new investments	-	1,200
Distributions	(663)	(245)
Additions from reinvestment	988	702
Series C issued in exchange for Class A common equity, net of discount	287	-

Ending balance	$7,042	$6,430

The following table shows the earliest conversion options for investors in Series C preferred equity as of December 31, 2025. Amounts are presented at redeemable values, which are prior to discounts reflected in the carrying amounts:

Year Maturing	Total Amount Convertible

Currently convertible (requires notice of 12 months)	$3,336
2026	309
2027	1,355
2028	206
2029	-
2030 and thereafter	3,879

Total	$9,085

12. Members’ Capital

The Company has two classes of equity units that it classifies as Members’ Capital: Class A common units and Series C Preferred Units. As of December 31, 2025, Class A Common Units are held by eight members, all of whom have no personal liability. All Class A common members have voting rights in proportion to their capital account. As of December 31, 2025 and 2024, Class A Common Units outstanding were 17,031 and 20,000, respectively.

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

As of December 31, 2025 and 2024, 28 and 44 restricted common units vested, respectively. Restricted common units outstanding as of December 31, 2025 and 2024 were 312 and 340, respectively. In addition, stock compensation expense was $7 and $20 as of December 31, 2025 and 2024, respectively.

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

In June 2018, we entered into a line of credit from our former Partner, William Myrick. The Myrick LOC is collateralized by a lien against all of our assets. The Myrick LOC has a maximum principal borrowing amount of $1,000 and is payable to Mr. Myrick. As of December 31, 2025, there were no amounts borrowed against the Myrick LOC, and we have no intention of borrowing any amounts under the Myrick LOC following Mr. Myrick’s termination in March 2025. The Myrick LOC is evidenced by a promissory note, is payable upon demand of the lender and generally bears an interest rate equal to the prime rate plus 3%, as more fully described in Note 9.

Mrs. Leslie, our CFO, and Mr. Reynolds, our EVP of Sales, each own 1.17% of our Class A common units. Mrs. Harshman, our EVP of Operations, owns 2.35% of our Class A common units. Our CEO Mr. Wallach and his wife and the Wallach Living Trust wife own 0.95% and 90.83% of our Class A common units, respectively. Our three Board of Managers, Mr. Sheldon, Mr. Summers and Mr. Rauscher each own 1.17% of our Class A common units.

Mr. Wallach and his wife’s parents own 17.83% and 3.32% of our Series C Preferred Units, respectively. One of our managers, Gregory L. Sheldon, owns 14.43% of our Series C Preferred Units.

A son of one of our managers is a minor participant in the Shuman LOC, which is more fully described in Note 9. In addition, Mr. Summers’ son is a lender to the Company pursuant to a New LOC Agreement, with principal not to exceed $2,000.

One of our executives, Mr. Spatola has subordinated promissory note with a principal balance and an annual interest rate of $200 and 9.5%, respectively.

The Company has accepted investments under the Notes Program and other unsecured debt from employees, managers, members, and relatives of managers and members, with $10,673 outstanding as of December 31, 2025. For the years ended December 31, 2025 and 2024 our investments from affiliates, which exceed $120 by individual, through our Notes Program and other unsecured debt are detailed below:

	Relationship to	Amount invested as of		Weighted average interest rate as of	Interest earned during the year ended
	Shepherd’s	December 31,		December 31,	December 31,
Investor	Finance	2025	2024	2025	2025	2024
Eric A. Rauscher	Independent Manager	$477	$477	10.00%	$48	$48

Joseph Rauscher	Parent of Independent Manager	126	126	10.00%	13	13

Daniel and Joyce Wallach	Member	244	304	9.93%	24	29

Gregory L. Sheldon	Independent Manager	1,366	1,035	9.35%	128	98

Lamar Sheldon	Parent of Independent Manager	-	210	0.00%	21	21

Kenneth Summers	Independent Manager	260	235	8.50%	22	16

Schultz Family Revocable Living Trust	Trustee is Mother-in-Law of Member	230	208	9.39%	22	19

Barbara Harshman	Member	140	129	9.04%	12	13

Kimberly Bedford	Manager	314	314	10.00%	31	31

Thomas Spatola	EVP of Lending Operations	595	595	9.83%	58	59

Scott and Leah Summers	Son of Independent Manager	650	250	8.50%	55	15

Jeffrey Eppinger	5% Member	2,939	2,939	8.28%	243	309

Bruce and Jean Eppinger	5% Member	2,852	2,914	9.89%	282	291

Paula Eppinger	Parent of 5% Member	150	150	10.00%	15	15

14. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk more than amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $23,557 and $22,515 as of December 31, 2025 and 2024, respectively. From time to time, the Company also issues letters of credit on behalf of certain customers. The ACL for unfunded is commitments is described in Note 7.

15. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses for the years ended December 31, 2025 and 2024:

	2025	2024
Selling, general and administrative expenses
Legal and accounting	$304	$286
Salaries and related expenses	2,450	1,970
Board related expenses	108	112
Advertising	129	82
Rent and utilities	91	85
Loan and foreclosed asset expenses	110	125
Travel	249	221
Insurance	97	38
Other	286	142
Total SG&A	$3,824	$3,061

16. Premises and Equipment

The following table displays our premises and equipment as of December 31, 2025 and 2024:

	2025	2024

Land	$280	$280
Office	688	688
Equipment	10	-
Less: accumulated depreciation	(188)	(163)
Premises and equipment, net	$790	$805

Depreciation and amortization related to premises and equipment was $25 and $23 during the years ended December 31, 2025 and 2024, respectively.

