Form 10-Q
period 2026-03-31
Shepherd's Finance, LLC
filed 2026-05-14
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number 333-290256

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the impact of inflation and rising interest rates on the economy and housing markets; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; and those other risks described in other risk factors as outlined in our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K for the year ended December 31, 2025. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including but not limited to those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, and our Annual Report on Form 10-K. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of the documents we file from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025.

When considering forward-looking statements, you should keep these risk factors, as well as the other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025 in mind. You should not place undue reliance on any forward-looking statement. We are not obligated to update forward-looking statements.

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets - Unaudited

(in thousands of dollars)	March 31, 2026	December 31, 2025

Assets
Cash and cash equivalents	$3,316	$3,490
Restricted cash	251	250
Certificates of deposit, restricted	2,275	2,275
Accrued interest receivable	1,271	1,111
Loans receivable, net	68,633	59,223
Real estate investments	–	169
Foreclosed assets, net	387	499
Premises and equipment	784	790
Other assets	595	729
Total assets	$77,512	$68,536
Liabilities and Members’ Capital
Refundable prepaid interest	$457	$965
Loan deposits	1,084	838
Accounts payable and accrued expenses	492	708
Accrued interest payable	4,189	3,595
Notes payable secured, net	23,301	18,445
Notes payable unsecured, net	39,426	35,774
Total liabilities	68,949	60,325

Commitments and Contingencies (Note 11)

Members’ Capital
Series C preferred equity, net of discounts of $2,042 and $2,043, respectively	7,179	7,042
Class A common equity	1,384	1,169
Members’ capital	8,563	8,211

Total liabilities and members’ capital	$77,512	$68,536

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three Months Ended March 31, 2026 and 2025

(in thousands of dollars)	2026	2025

Net Interest and Fee Income
Interest and fee income on loans	$3,137	$2,429
Interest expense:
Interest related to secured borrowings	438	282
Interest related to unsecured borrowings	975	896
Interest expense	1,413	1,178

Net interest and fee income	1,724	1,251

Less: Provision for credit losses	250	133
Net interest and fee income after provision for credit losses	1,474	1,118

Non-Interest Income
Revenue from the sale of land parcels	–	1,837
Option fee income	–	154
Other income	86	47
Total non-interest income	86	2,038

Non-Interest Expense
Selling, general and administrative	1,057	939
Depreciation and amortization	8	20
Loss on sale of real estate investments	3	–
Loss on foreclosed assets	6	15
Cost of land parcels sold	–	1,837
Total non-interest expense	1,074	2,811

Net income	$486	$345

Net income attributable to preferred equity holders	271	192

Net income attributable to common equity holders	$215	$153

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended March 31, 2026 and 2025

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2025	$6,430	$2,143	$8,573
Net income	192	153	345
Distributions	(66)	(387)	(453)
Unit Based Compensation Expense	–	1	1
March 31, 2025	$6,556	$1,910	$8,466

January 1, 2026	7,042	1,169	8,211
Net income	271	215	486
Distributions	(134)	(1)	(135)
Unit Based Compensation Expense	–	1	1
March 31, 2026	$7,179	$1,384	$8,563

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended March 31, 2026 and 2025

(in thousands of dollars)	2026	2025

Cash flows from operations
Net income	$486	$345
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	24	54
Provision for credit losses	250	133
Depreciation and amortization	8	20
Loss on foreclosed assets	6	15
Loss on sale of real estate investments	3	–
Deferred revenue – real estate investments	–	325
Unit based compensation expense	1	1
Net change in operating assets and liabilities:
Other assets	132	(1,363)
Accrued interest receivable	(160)	53
Refundable prepaid interest	(508)	103
Accrued interest payable	602	72
Accounts payable and accrued expenses	(216)	(375)

Net cash provided by (used in) operating activities	628	(617)

Cash flows from investing activities
Loan originations and principal collections, net	(9,807)	1,865
Additions for construction in foreclosed assets	(3)	(35)
Additions for construction in real estate investments	(3)	(485)
Proceeds from sale of foreclosed assets	502	412
Proceeds from the sale of real estate investments	169	1,837
Investments in certificates of deposit	–	(2,275)
Net cash (used in) provided by investing activities	(9,142)	1,319

Cash flows from financing activities
Distributions to Series C preferred equity holders	(134)	(66)
Distributions to common equity holders	(1)	(387)
Proceeds from secured note payable	13,872	2,648
Repayments of secured note payable	(8,981)	(3,925)
Proceeds from unsecured notes payable	4,129	1,314
Redemptions/repayments of unsecured notes payable	(511)	(2,166)
Deferred financing costs paid	(33)	(33)

Net cash provided by (used in) financing activities	8,341	(2,615)

Net change in cash, cash equivalents and restricted cash	(173)	(1,913)

Cash, cash equivalents and restricted cash
Beginning of period	3,740	3,347
End of period	$3,567	$1,434

Supplemental disclosure of cash flow information
Cash paid for interest	$819	$1,127

Non-cash investing and financing activities
Foreclosed assets transferred from loans receivable, net	$393	$436
Secured and unsecured notes payable transfers	$39	$200
Accrued interest payable transferred to unsecured notes payable	$8	$123

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Notes to Consolidated Financial Statements (unaudited)

Information presented throughout these notes to the consolidated financial statements is in thousands of dollars.

1.	Description of Business

Shepherd’s Finance, LLC (together with its wholly owned subsidiary, Builder’s Assistance (as defined below), the “Company”, “we”, or “our”) was originally formed as a Pennsylvania limited liability company on May 10, 2007. Through August 6, 2025, we were the sole member of two consolidating subsidiaries, 339 Justabout Land Company, LLC (“339”) and Builder’s Assistance. On August 6, 2025, we sold 339, further described in Note 3 below. The Company operates pursuant to its Second Amended and Restated Limited Liability Company Agreement by and among Daniel M. Wallach and the other members of the Company effective as of March 16, 2017, and as subsequently amended.

The Company extends commercial loans to residential homebuilders (in 21 states as of March 31, 2026) to:

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

The Company had no financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of March 31, 2026, and December 31, 2025:

			Quoted Prices in Active Markets for	Significant Other	Significant
	March 31, 2026		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$387	$387	$–	$–	$387
Individually evaluated loans, net	5,390	5,390	–	–	5,390
Total	$5,777	$5,777	$–	$–	$5,777

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2025		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$499	$499	$–	$–	$499
Individually evaluated loans, net	6,192	6,192	–	–	6,192
Total	$6,691	$6,691	$–	$–	$6,691

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a nonrecurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
March 31, 2026
Individually evaluated loans, net	$5,390	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	$0%-40%	11%
Foreclosed assets, net	$387	Underlying collateral value, third party appraisals	Collateral discounts	18%	18%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
December 31, 2025
Individually evaluated loans, net	$6,192	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	0%-26%	12%
Foreclosed assets, net	$499	Underlying collateral value, third party appraisals	Collateral discounts	7%	7%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

Fair Value of Financial Instruments

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all of the borrowings under credit facilities or the Notes are payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value as of March 31, 2026 and December 31, 2025. The interest on our Notes Program is paid to our Note holders either monthly or at the end of their investment, compounded monthly. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

		March 31, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents including restricted cash	1	$3,567	$3,567	$3,740	$3,740
Certificates of deposit	2	2,275	2,275	2,275	2,275
Loans receivable, net	3	68,633	68,633	59,223	59,223
Accrued interest on loans	2	1,271	1,271	1,111	1,111
Financial Liabilities
Refundable prepaid interest	2	457	457	965	965
Loan deposits	2	1,084	1,084	838	838
Notes payable secured, net	2	23,301	23,301	18,445	18,445
Notes payable unsecured, net	2	39,426	39,426	35,774	35,774
Accrued interest payable	2	4,189	4,189	3,595	3,595

3.	Segment Reporting

Effective January 1, 2026, the Company changed their reportable segments to a single reportable segment. Following the sale of 339 Justabout Land Company on August 6, 2025, which was a reportable segment of the Company, the Company no longer has any separately reportable segments.

The Company’s one reportable segment generates income principally from interest on loans, as well as from fees charged in connection with various lending services. The chief operating decision maker (“CODM”) is the Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the consolidated statements of operations. The level of disaggregation and amounts of significant segment income and expenses, such as interest and fee income, interest expense, provision for credit losses, salaries and employee benefits expense and other items, that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of operations. Likewise, the measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.

Information about reportable segments and reconciliations of such information to the Interim Consolidated Financial Statements are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended March 31, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,429	$2,429
Interest expense:
Interest related to secure borrowings	–	282	282
Interest related to unsecured borrowings	–	896	896
Interest expense	$–	$1,178	$1,178

Net interest and fee income	–	1,251	1,251

Less: Provision for credit losses	–	133	133
Net interest and fee income after provision for credit losses	–	1,118	1,118

Non-Interest Income
Revenue from the sale of land parcels	1,837	–	1,837
Option fee income	154	–	154
Other income	–	47	47
Total non-interest income	$1,991	$47	$2,038

Non-Interest Expense
Selling, general and administrative	$–	$939	$939
Depreciation and amortization	–	20	20
Loss on foreclosed assets	–	15	15
Cost of land parcels sold	1,837	–	1,837
Total non-interest expense	$1,837	$974	$2,811

Net Income	$154	$191	$345

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Total assets as of December 31, 2025	$–	$68,536	$68,536

4.	Real Estate Investment Assets

During the three months ended March 31, 2026, the Company sold one asset for sale proceeds of $169 and a loss on sale of $3.

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Beginning balance	$169	$13,529	$13,529
Proceeds from disposal of 339	–	(9,876)	–
Gain on sale of real estate investments	–	276	–
Loss on sale of real estate investments	(3)	–	–
Proceeds from the sale of real estate investments	(169)	(4,956)	(1,837)
Additions for construction/development	3	1,196	485
Ending balance	$–	$169	$12,177

Capitalized Interest Activity

The following table is capitalized interest included in additions for construction/development for real estate investment assets:

	March 31, 2026	March 31, 2025
Capitalized interest	$2	$259
Cost of funds	9.20%	10.07%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

5.	Loans Receivables, net

Financing receivables are comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Loans receivable, gross	$71,431	$61,683
Less: Deferred loan fees	(1,594)	(1,516)
Plus: Deferred origination costs	170	169
Less: Allowance for credit losses	(1,374)	(1,113)
Loans receivable, net	$68,633	$59,223

Commercial Construction and Development Loans

As of March 31, 2026, the Company’s loan portfolio consisted of 154 construction loans with 52 borrowers and 15 development loans with 14 borrowers in 21 states.

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2026 and December 31, 2025:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)
2026	19	52	154	$71,355	$50,147	73	%(3)
2025	20	53	151	$65,897	$44,515	72	%(3)

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(2)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2026 and December 31, 2025:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)
2026	10	14	15	$24,680	$21,284	77	%(3)
2025	9	12	13	$19,342	$17,168	71	%(3)

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.
(2)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of loan receivables, net of both construction and development loans:

	March 31, 2026	December 31, 2025

Beginning balance	$59,223	$49,254
Originations and modifications	18,346	59,571
Principal collections	(8,204)	(48,205)
Transferred from loans receivables, net	(393)	(909)
Change in allowance for credit losses	(261)	(245)
Change in loan fees, net	(78)	(243)
Ending balance	$68,633	$59,223

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of March 31, 2026:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$26,438	$42,948	$145
B Credit Risk	16,111	18,666	163
C Credit Risk	1,780	1,989	23
Individually Evaluated	5,818	7,752	973

Development Loans Collectively Evaluated:
A Credit Risk	$7,818	$10,027	$3
B Credit Risk	12,822	14,066	65
C Credit Risk	99	100	2
Individually Evaluated	545	487	-

Total	$71,431	$96,035	$1,374

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

Individually Evaluated Loans

Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The ACL on loans that are individually evaluated is based on a comparison of the receivable loan balance, observable market price for the loan or the fair value of the collateral underlying secured loans.

The following table presents the amortized cost basis of loans on individually evaluated status and loans past due over 90 days still accruing as of March 31, 2026:

	Individually Evaluated without ACL	Individually Evaluated with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$2,414	$3,404	$–
Development Loans:
Individually Evaluated	$545	$–	$–

Total	$2,959	$3,405	$–

The following table presents the amortized cost basis of loans individually evaluated and loans past due over 90 days still accruing as of December 31, 2025:

	Individually Evaluated without ACL	Individually Evaluated with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$3,239	$3,160	$–
Development Loans:
Individually Evaluated	$539	$–	$–

Total	$3,778	$3,160	$–

The following is an aging of our gross loan portfolio as of March 31, 2026:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$26,438	$26,438	$–	$–	$–
B Credit Risk	16,111	16,111	–	–	–
C Credit Risk	1,780	1,780	–	–	–
Individually Evaluated	5,818	2,810	2,381	228	399

Development Loans:
A Credit Risk	7,818	7,818	–	–	–
B Credit Risk	12,822	12,822	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	545	–	–	545	–

Total	$71,431	$67,878	$2,381	$773	$399

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–
Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

Below is an aging schedule of loans receivable as of March 31, 2026 on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	160	$67,878	95.0%
60-89 days			–%
90-179 days	4	2,381	3.3%
180-269 days	3	773	1.1%
>270 days	2	399	0.6%

Subtotal	169	$71,431	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	169	$71,431	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

 Below is an aging schedule of loans receivable as of March 31, 2026, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	160	$67,878	95.0%
60-89 days		–	–%
90-179 days	4	2,381	3.3%
180-269 days	3	773	1.1%
>270 days	2	399	0.6%

Subtotal	169	$71,431	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	169	$71,431	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

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

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of March 31, 2026:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)
Charge-offs	–	–	–	8	–	–	–	–	8
Recoveries	–	–	–	(6)	–	–	–	–	(6)
(Provision) benefit for credit losses on funded balances	(23)	(12)	(11)	(229)	(1)	13	–	–	(263)
Allowance for credit losses as of March 31, 2026	$(145)	$(163)	$(23)	$(973)	$(3)	$(65)	$(2)	$–	$(1,374)

Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$-	$(8)	$–	$–	$(140)

(Provision) benefit for credit losses on unfunded commitments	(18)	29	1	–	–	1	–	–	13
Reserve for unfunded commitments as of March 31, 2026	$(91)	$(26)	$(3)	$–	$–	$(7)	$–	$–	$(127)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of March 31, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)
Charge-offs	–	–	–	152	–	–	–	–	152
Recoveries	–	–	–	(3)	–	–	–	–	(3)
(Provision) benefit for credit losses on funded balances	23	(32)	4	(133)	–	–	8	–	(130)
Allowance for credit losses as of March 31, 2025	$(127)	$(60)	$(9)	$(642)	$(1)	$–	$(10)	$–	$(849)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

(Provision) benefit for credit losses on unfunded commitments	10	(17)	3	–	1	–	–	–	(3)
Reserve for unfunded commitments as of March 31, 2025	$(55)	$(27)	$(9)	$–	$–	$–	$–	$–	$(91)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $24,604 and $23,557 as of March 31, 2026 and December 31, 2025, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of March 31, 2026, and December 31, 2025, the ACL for unfunded commitments was $127 and $140, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of March 31, 2026. Loans acquired are shown in the tables by origination year.

	2026	2025	2024	2023	2022	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$5,738	$15,437	$2,120	$2,401	$742	$-	$26,438
B Credit Risk	429	9,089	4,944	636	1,013	-	16,111
C Credit Risk	-	755	1,025	-	-	-	1,780
Individually Evaluated	-	2,787	2,260	655	116	-	5,818
	6,167	28,068	10,349	3,692	1,871	-	50,147

Current Period Charge Offs	-	-	-	(8)	-	-	(8)

Development Loans Collectively Evaluated:
A Credit Risk	4,166	3,213	439	-	-	-	7,818
B Credit Risk	-	11,402	-	-	-	1,420	12,822
C Credit Risk	-	-	-	99	-	-	99
Individually Evaluated	-	-	-	-	-	545	545
	4,166	14,615	439	99	-	1,965	21,284

Current Period Charge Offs	-	-	-	-	-	-	-

Total	$10,333	$42,683	$10,788	$3,783	$1,871	$1,965	$71,423

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

Concentration of Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2026		December 31, 2025
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	32%	Pittsburgh, PA	36%
Second highest concentration risk	Reunion, FL	8%	Central and Southwest, FL	7%
Third highest concentration risk	Central and Southwest FL	6%	St. George, UT	6%

6.	Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Beginning balance	$499	$1,356	$1,356
Transferred from loans receivables, net	393	909	436
Additions for construction in foreclosed assets	3	96	35
Sale proceeds	(502)	(1,657)	(412)
Loss on foreclosed assets	(6)	(205)	(15)
Ending balance	$387	$499	$1,400

7.	Borrowings

The following table displays our borrowings and a ranking of priority:

	March 31, 2026	December 31, 2025
Borrowing Source
Purchase and sale agreements and other secured borrowings	$23,283	$18,431
Secured line of credit from affiliates	30	26
Less: deferred financing fees	(12)	(12)
Notes payable secured, net	23,301	18,445

Unsecured line of credit (senior)	750	-
Other unsecured debt (senior subordinated)	1,812	1,812
Unsecured Notes through our public offering, gross	22,103	22,164
Other unsecured debt (subordinated)	13,873	10,901
Other unsecured debt (junior subordinated)	1,126	1,126
Less: deferred financing fees	(238)	(229)
Notes payable unsecured, net	39,426	35,774

Total Borrowings	$62,727	$54,219

The following table shows the maturity of outstanding debt as of March 31, 2026:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2026	$27,267	$2,146	$4,083	21,038
2027	12,187	6,910	3,002	2,275
2028	14,831	11,052	3,779	-
2029	5,854	1,937	3,917	-
2030 and thereafter	2,838	58	2,780	-
Total	$62,977	$22,103	$17,561	$23,313

Secured Borrowings

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of March 31, 2026 and December 31, 2025, the Company had $30 and $26 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500 as of March 31, 2026 and December 31, 2025.

United Lines of Credit

In January 2025, we entered into a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. As of March 31, 2026, the amount due on this line of credit was $2,275.

In January 2025, we entered into a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of March 31, 2026, the amount due on this line of credit was $725. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we entered into a revolving line of credit with Liberty Savings Bank for $5,000, which line of credit  can be terminated on 90 days’ written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of March 31, 2026 and December 31, 2025, the Company had borrowed $1,153 and $0 against the revolving line of credit, respectively.

Loan Purchase and Sale Agreements

As of March 31, 2026 and December 31, 2025, there is no limit on the maximum principal amount under the Builder Finance loan purchase and sale agreement, and the outstanding principal under such agreement was $1,672 and $1,459, respectively, with an interest rate of 8.99% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term.

As of March 31, 2026 and December 31, 2025, the maximum principal amount under the S.K. Funding loan purchase and sale agreement was $6,500 for both period end dates. Borrowings up to $1,400 over the principal amount may be unsecured. There were $0 of unsecured borrowings as of both March 31, 2026 and December 31, 2025, with an interest rate of 10% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term. Additionally, the Company executed an amendment to the agreement with S.K. Funding that allowed the Company to sell participating interests in loans. The balance of the portion sold on these loans is removed from the balance sheet of the Company and interest on the portion sold is not reflected in its statement of operations. As of March 31, 2026 and December 31, 2025, the loan receivable principal balance sold under this agreement was $1,400.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $12 as of March 31, 2026 and December 31, 2025.

Secured Borrowings Secured by Loan Assets

As of March 31, 2026 and December 31, 2025 the Company pledged $35,587 and $33,179 of loans as collateral on $20,283 and $16,156 of secured notes payable, respectively.

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of March 31, 2026 and December 31, 2025, was 8.91% and 8.90%, respectively.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. All Notes sold in our fourth public offering, which was declared effective on September 16, 2022 and terminated on March 15, 2026, included a mandatory early redemption option, provided that the proceeds were reinvested in additional Notes. In our other historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third public note offering had a mandatory early redemption option, subject to certain conditions.

The following table is a roll forward of our Notes Program:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Gross Notes outstanding, beginning of period	$22,164	$19,968	$19,968
Notes issued	450	7,612	417
Note repayments / redemptions	(511)	(5,416)	(1,159)

Gross Notes outstanding, end of period	$22,103	$22,164	$19,226

Less deferred financing costs, net	(238)	(229)	(114)

Notes outstanding, net	$21,865	$21,935	$19,112

The following is a roll forward of deferred financing costs related to the Notes Program:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Deferred financing costs, beginning balance	$1,302	$1,060	$1,060
Additions	33	242	18
Deferred financing costs, ending balance	1,335	1,302	1,078
Less accumulated amortization	(1,097)	(1,073)	(964)
Deferred financing costs, net	$238	$229	$114

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Accumulated amortization, beginning balance	$1,073	$910	$910
Additions	24	163	54
Accumulated amortization, ending balance	$1,097	$1,073	$964

Other Unsecured Debts

The following table is a detail of other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	March 31, 2026	December 31, 2025
Unsecured Line of Credit	July 2026	10.0%	631	592
Unsecured Line of Credit	April 2027	10.0%	500	500
Unsecured Line of Credit – Senior Subordinated	January 2027	10.0%	750	–
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2028	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	1,000
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	July 2028	8.5%	100	100
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	October 2027	8.5%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	1,142
Subordinated Promissory Note	April 2029	9.0%	301	301
Subordinated Promissory Note	December 2029	8.0%	248	248
Subordinated Promissory Note	October 2028	8.5%	100	100
Subordinated Promissory Note	March 2029	6.5%	153	–
Subordinated Promissory Note	January 2030	8.0%	15	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	365	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	March 2031	11.0%	500	–
Subordinated Promissory Note	March 2031	11.0%	500	–
			$17,561	$13,839

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

8.	Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Beginning balance	$965	$353	$353
Additions from Pennsylvania loans	–	1,198	–
Additions from other loans	113	1,312	273
Interest, fees, principal or repaid to borrower	(621)	(1,898)	(170)
Ending balance	$457	$965	$456

9.	Series C Preferred Equity

Series C preferred equity distributions, liquidation rights and conversion features are determined based on the undiscounted value, which was $9,221 and $9,085 as of March 31, 2026 and December 31, 2025, respectively.

The following table shows the earliest conversion options for investors in Series C preferred equity as of March 31, 2026. Amounts are presented at redeemable values, which are prior to discounts reflected in the carrying amounts:

Year Maturing	Total Amount Convertible

Currently convertible (requires notice of 12 months)	$3,415
2027	309
2028	1,368
2029	206
2030 and thereafter	3,923

Total	$9,221

10.	Related Party Transactions

As of March 31, 2026 and December 31, 2025, the Company had $30 and $26 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500 as of March 31, 2026 and December 31, 2025.

A more detailed description of related party transactions is included in Note 13 to our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2025 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These borrowings are included in notes payable secured and unsecured, net of deferred financing costs on the interim consolidated balance sheet.

11.	Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk more than amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $24,604 and $23,557 as of March 31, 2026 and December 31, 2025, respectively. From time to time, the Company also issues letters of credit on behalf of certain customers. The ACL for unfunded is commitments is described in Note 5.

12.	Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Selling, general and administrative expenses
Legal and accounting	$132	$146
Salaries and related expenses	725	535
Board related expenses	30	27
Advertising	66	55
Rent and utilities	16	16
Loan and foreclosed asset expenses	6	2
Travel	28	46
Other	54	112
Total SG&A	$1,057	$939

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar [$] amounts shown in thousands.)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim consolidated financial statements and the notes thereto contained elsewhere in this report and with our audited annual consolidated financial statements and related notes and other consolidated financial data (the “2025 Financial Statements”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

During the quarter ended March 31, 2026, the Company continued to focus on the reduction of non-interest earning assets. As of March 31, 2026, 24 loans were classified as individually evaluated with a net loan receivables balance of $5,390 compared to 29 loans and $6,192 as of December 31, 2025. In addition, as of March 31, 2026, we had two assets with a net foreclosed asset balance of $387 compared to one and $499 as of December 31, 2025.

The estimated loss on interest income resulting from non-interest earning assets for the quarter ended March 31, 2026 was $160 compared to $183 for the same period of 2025. Looking ahead, we expect the balance of non-interest earnings to remain somewhat consistent.

During the quarter ended March 31, 2026, the Company increased the loan receivable balances compared to December 31, 2025. This was accomplished through an increase in loan originations, mostly in the third month of the quarter. The Company expects that the additional loan balance will increase net interest income during the second quarter. Also in the fourth quarter of 2025, the Company ran a promotion for new customers and certain established customers in an effort to increase balances starting at the beginning of 2026. That promotional interest rate discount offer ended as of the end of 2025, which helped increase net interest income and net profit during the quarter ended March 31, 2026.

While the Company continues to face risks as it relates to the economy and the homebuilding industry, management has decided to focus on the following during the remainder of 2026 and the beginning of 2027:

1.	Continue to manage the balance of non-interest-bearing assets, which includes foreclosed real estate and individually evaluated assets.
2.	Control SG&A expenses.
3.	Maintain gross margin prior to loan loss.
4.	Maintain liquidity at a level sufficient for loan originations.
5.	Manage loan loss and impairment expense.
6.	Increase originations and loan balances.

While some geographic markets are seeing some declines in pricing at certain price levels, generally we are not seeing reductions in selling prices as something that is creating losses for us. There is still a housing shortage, and many homeowners are not moving out of their sub 3% interest rates. The starter market and high-end market seem to be strong in most geographic locations, while the middle market seems to be weak. Mortgage interest rates for homeowners have slightly increased back up from recent lows late last year. Mortgage interest rates impact the middle market more than the higher and lower markets.

We had $68,633 and $59,223 in loan receivables, net as of March 31, 2026 and December 31, 2025, respectively. Loans receivables, net increased $9,410 as of March 31, 2026 compared to December 31, 2025 due to the increase in loan originations. As of March 31, 2026, the Company’s portfolio consisted of 154 construction loans with 52 borrowers and 15 development loans with 14 borrowers in 21 states.

Net cash provided by operations increased $1,245 to $628 for the quarter ended March 31, 2026 compared to the same period of 2025. The increase in operating cash flow was due primarily to accrued interest payable.

Critical Accounting Estimates

To assist in evaluating our interim consolidated financial statements, we describe below the critical accounting estimates that we use. We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used, would have a material impact on our consolidated financial condition or results of operations. See our 2025 Form 10-K, as filed with the SEC, for more information on our critical accounting estimates. No material changes to our critical accounting estimates have occurred since December 31, 2025, unless listed below.

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

Change in Fair Value Assumption	March 31, 2026 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$7,409

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loans outstanding of $68,633.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	March 31, 2026 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$135

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the assets.

** Assumes a book amount of the foreclosed assets of $387.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended March 31,
	2026		2025
Interest Income		*		*
Interest income on loans	$2,386	15%	$1,913	15%

Fee income on loans	$857	5%	$666	5%
Deferred loan fees	(106)	(1)%	(150)	(1)%
Fee income on loans, net	$751	4%	$516	4%

Interest and fee income on loans	$3,137	19%	$2,429	19%

Interest expense unsecured	$952	6%	$842	7%
Interest expense secured	438	3%	282	2%
Amortization offering costs	23	-%	54	-%
Interest expense	$1,413	9%	$1,178	9%

Net interest income (spread)	$1,724	10%	$1,251	10%

Weighted average outstanding loan asset balance**	$64,573		$49,684

*Annualized amount as percentage of weighted average outstanding gross loan balance

Primarily three main components impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). Our loan originations include interest rates which are based on our cost of funds, with a minimum rate of 10.25%. Primarily, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity). For both the quarters ended March 31, 2026 and 2025, interest income on loans was 15%.

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

Fee income on loans before deferred loan fee adjustments was 5% for both quarters ended March 31, 2026 and 2025.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of March 31, 2026 and December 31, 2025, we had 24 individually evaluated loans, net of reserves of $5,390 and 29 nonperforming loans, net of reserves of $6,192 that were not paying interest, respectively.

As of March 31, 2026 and December 31, 2025, foreclosed assets were $387 and $499, respectively, which resulted in a negative impact to our interest spread.

Provision for Credit Losses

Provision for credit losses (expense throughout the period) was $250 and $133 for the quarters ended March 31, 2026 and 2025, respectively.

The allowance for credit losses as of March 31, 2026 and December 31, 2025, was $1,374 and $1,113, respectively. The increase in the allowance for credit losses is due to the increase in originations and increase in individually evaluated allowances. As of March 31, 2026, the allowance on individually evaluated loans increased to $973 compared to $745 as of December 31, 2025. The Company believes it has properly reserved for all foreclosed and impaired loans.

Non-Interest Income

Revenue from the Sale of Land Parcels

Revenue from the sale of land parcels was $0 and $1,837 during the quarters ended March 31, 2026 and 2025, respectively. During the quarter ended March 31, 2025 the Company sold five land parcels.

Option Fee Income

During the quarter ended March 31, 2026 and 2025, the Company recognized 339 option fee income of $0 and $154, respectively.

Other Income

During the quarters ended March 31, 2026 and 2025, we consulted for two and three of our construction and development loan customers; respectively, which included accounting guidance. Other income related to our consulting fees were $86 and $47 for the quarters ended March 31, 2026 and 2025, respectively. We anticipate continuing our consulting services to our customers on an as needed basis during 2026.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays SG&A expenses:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Selling, general and administrative expenses
Legal and accounting	$132	$146
Salaries and related expenses	725	535
Board related expenses	30	27
Advertising	66	55
Rent and utilities	16	16
Loan and foreclosed asset expenses	6	2
Travel	28	46
Other	54	112
Total SG&A	$1,057	$939

Our SG&A expense increased $118 to $1,057 during the quarter ended March 31, 2026 compared to the same period of 2025. The change in SG&A was primarily due to higher salaries and related expenses. The increase in salaries and related expenses related to additional employees hired during the nine months ended December 31, 2025 which resulted in higher compensation costs during the first quarter of 2026.

Loss on Foreclosed Assets

During the quarters ended March 31, 2026 and 2025, we transferred two and one loan receivable assets to foreclosed assets, respectively. Losses on foreclosed assets were $6 and $15 for the quarter ended March 31, 2026 and 2025, respectively.

Consolidated Financial Position

Loans Receivables, net

Financing receivables are comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Loans receivable, gross	$71,431	$61,683
Less: Deferred loan fees	(1,594)	(1,516)
Plus: Deferred origination costs	170	169
Less: Allowance for credit losses	(1,374)	(1,113)
Loans receivable, net	$68,633	$59,223

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as we originate more loan dollars than we receive in payoffs.

The following is a summary of our loan portfolio to builders for home construction loans as of March 31, 2026:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	4	$1,724	$1,190	$788	69%		5%
California	2	2	5,016	3,877	2,211	77%		5%
Connecticut	1	3	1,730	1,162	938	67%		5%
Florida	11	56	28,808	20,299	14,671	70%		5%
Georgia	6	10	5,572	3,814	2,841	68%		5%
Idaho	2	6	5,442	3,376	1,229	62%		5%
Illinois	1	1	1,500	815	756	54%		5%
Michigan	1	1	970	582	325	60%		5%
Mississippi	1	1	334	258	263	77%		5%
Missouri	2	2	975	683	657	70%		5%
New Jersey	1	1	388	281	247	73%		5%
New York	1	5	2,248	1,345	541	60%		5%
North Carolina	9	16	7,469.	4,766	3,125	64%		5%
Oklahoma	1	1	167	117	113	70%		5%
Pennsylvania	1	16	19,190	16,355	14,414	85%		5%
South Carolina	7	25	9,754	8,199	5,184	84%		5%
Texas	1	1	480	336	50	70%		5%
Utah	1	1	4,880	3,538	1,531	73%		5%
Virginia	1	2	592	362	263	61%		5%
Total	52	154	$97,239	$71,355	$50,147	73	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2025:

State	Number of Borrowers		Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Loan Fee
Arizona	2		4	$1,719	$1,126	$1,126	66%		5%
California	1		1	1,285	1,750	1,439	137%		5%
Connecticut	1		3	1,730	1,162	890	67%		5%
Florida	11		50	23,854	16,637	10,984	70%		5%
Georgia	7		10	6,448	4,228	3,068	66%		5%
Idaho	1		1	2,770	1,500	874	54%		5%
Illinois	1		1	1,500	815	606	54%		5%
Louisiana	2		3	825	623	594	76%		5%
Michigan	1		1	970	582	171	60%		5%
Mississippi	1		1	335	258	258	77%		5%
Montana	2		2	975	683	578	70%		5%
New Jersey	1		4	1,798	1,531	1,471	85%		5%
New York	1		5	2,248	1,345	488	60%		5%
North Carolina	8		14	6,530	4,135	1,861	63%		5%
Oklahoma	1		1	167	117	77	70%		5%
Pennsylvania	2		18	20,748	16,368	13,055	79%		5%
South Carolina	7		26	10,739	8,394	4,808	78%		5%
Tennessee	2		3	1,061	743	718	70%		5%
Utah	1		1	4,880	3,538	1,213	73%		5%
Virginia	1		2	592	362	236	61%		5%
Total	54	(3)	151	$91,174	$65,897	$44,515	72	%(2)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of March 31, 2026:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding(4)	Loan to Value Ratio(2)		Interest Spread(5)
Florida	3	3	7,150	5,945	4,487	83%		7%
Georgia	1	1	490	100	99	20%		7%
Louisiana	1	1	150	88	89	59%		7%
New Jersey	1	1	88	50	31	57%		7%
North Carolina	2	2	2,381	681	680	29%		7%
Pennsylvania	1	2	14,883	14,066	12,821	95%		varies
South Carolina	1	1	1,500	487	545	32%		7%
Texas	1	1	62	28	28	45%		7%
Utah	2	2	2,526	1,600	868	63%		7%
Wyoming	1	1	2,875	1,635	1,634	57%		7%
Total	14	15	$32,105	$24,680	$21,284	77	%(3)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2025:

States	Number of Borrowers	Number of Loans	Value of Collateral	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)		Interest Spread(3)
Florida	2	2	550	630	350	115%		7%
Georgia	1	1	560	100	99	18%		7%
Louisiana	1	1	150	88	88	59%		7%
New Jersey	1	1	88	56	56	64%		7%
North Carolina	2	2	3,037	681	680	22%		7%
Pennsylvania	1	2	15,337	14,066	12,854	92%		varies
South Carolina	1	1	1,500	487	539	32%		7%
Utah	2	2	3,146	1,600	868	51%		7%
Wyoming	1	1	2,750	1,635	1,634	59%		7%
Total	12	13	$27,118	$19,343	$17,168	71	%(2)	7%

(1)	The value is determined by the appraised value adjusted for the remaining costs to be paid and third-party mortgage balances. In the event of a foreclosure on the property securing these loans, the portion of our collateral that is preferred equity in our Company might be difficult to sell, which could impact our ability to eliminate the loan balance.

(2)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	Gross Amount Outstanding credit balances are due to deposits on account.

(5)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loan receivables net, or construction and development loans:

	March 31, 2026	December 31, 2025

Beginning balance	$59,223	$49,254
Originations and modifications	18,346	59,571
Principal collections	(8,204)	(48,205)
Transferred from loans receivables, net	(393)	(909)
Change in allowance for credit losses	(261)	(245)
Change in loan fees, net	(78)	(243)
Ending balance	$68,633	$59,223

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of March 31, 2026:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$26,438	$42,948	$145
B Credit Risk	16,111	18,666	163
C Credit Risk	1,780	1,989	23
Individually Evaluated	5,818	7,752	973

Development Loans Collectively Evaluated:
A Credit Risk	$7,818	$10,027	$3
B Credit Risk	12,822	14,066	65
C Credit Risk	99	100	2
Individually Evaluated	545	487	-

Total	$71,431	$96,035	$1,374

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

The following table presents the amortized cost basis of loans individually evaluated and loans past due over 90 days and still accruing as of March 31, 2026:

	Individually Evaluated without ACL	Individually Evaluated with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$2,414	$3,404	$–
Development Loans:
Individually Evaluated	$545	$–	$–

Total	$2,959	$3,405	$–

The following table presents the amortized cost basis of loans individually evaluated and loans past due over 90 days and still accruing on individually evaluated as of December 31, 2025:

	Individually Evaluated without ACL	Individually Evaluated with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$3,239	$3,160	$–
Development Loans:
Individually Evaluated	$539	$–	$–

Total	$3,778	$3,160	$–

The following is an aging of our gross loan portfolio as of March 31, 2026:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$26,438	$26,438	$–	$–	$–
B Credit Risk	16,111	16,111	–	–	–
C Credit Risk	1,780	1,780	–	–	–
Individually Evaluated	5,818	2,810	2,381	228	399

Development Loans:
A Credit Risk	7,818	7,818	–	–	–
B Credit Risk	12,822	12,822	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	545	–	–	545	–

Total	$71,431	$67,878	$2,381	$773	$399

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–
Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

Below is an aging schedule of loans receivable as of March 31, 2026, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	160	$67,878	95.0%
60-89 days	–	–	–%
90-179 days	4	2,381	3.3%
180-269 days	3	773	1.1%
>270 days	2	399	0.6%

Subtotal	169	$71,431	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	169	$71,431	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

Below is an aging schedule of loans receivable as of March 31, 2026, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	160	$67,878	95.0%
60-89 days	–	–	–%
90-179 days	4	2,381	3.3%
180-269 days	3	773	1.1%
>270 days	2	399	0.6%

Subtotal	169	$71,431	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	169	$71,431	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

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

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of March 31, 2026:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)

Charge-offs	–	–	–	8	–	–	–	–	8
Recoveries	–	–	–	(6)	–	–	–	–	(6)
(Provision) benefit for credit losses on funded balances	(23)	(12)	(11)	(229)	(1)	13	–	–	(263)
Allowance for credit losses as of March 31, 2026	$(145)	$(163)	$(23)	$(973)	$(3)	$(65)	$(2)	$–	$(1,374)

Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$-	$(8)	$–	$–	$(140)

(Provision) benefit) for credit losses on unfunded commitments	(18)	29	1	–	–	1	–	–	13
Reserve for unfunded commitments as of March 31, 2026	$(91)	$(26)	$(3)	$–	$–	$(7)	$–	$–	$(127)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of March 31, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2025	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)

Charge-offs	–	–	–	152	–	–	–	–	152
Recoveries	–	–	–	(3)	–	–	–	–	(3)
(Provision) benefit for credit losses on funded balances	23	(32)	4	(133)	–	–	8	–	(130)
Allowance for credit losses as of March 31, 2026	$(127)	$(60)	$(9)	$(642)	$(1)	$–	$(10)	$–	$(849)

Reserve for unfunded commitments as of December 31, 2025	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

(Provision) benefit for credit losses on unfunded commitments	10	(17)	3	–	1	–	–	–	(3)
Reserve for unfunded commitments as of March 31, 2026	$(55)	$(27)	$(9)	$–	$–	$–	$–	$–	$(91)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $24,604 and $23,557 as of March 31, 2026 and December 31, 2025, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of March 31, 2026, and December 31, 2025, the ACL for unfunded commitments was $127 and $140, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of March 31, 2026. Loans acquired are shown in the tables by origination year.

	2026	2025	2024	2023	2022	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$5,738	$15,437	$2,120	$2,401	$742	$-	$26,438
B Credit Risk	429	9,089	4,944	636	1,013	-	16,111
C Credit Risk	-	755	1,025	-	-	-	1,780
Individually Evaluated	-	2,787	2,260	655	116	-	5,818
	6,167	28,068	10,349	3,692	1,871	-	50,147

Current Period Charge Offs	-	-	-	(8)	-	-	(8)

Development Loans Collectively Evaluated:
A Credit Risk	4,166	3,213	439	-	-	-	7,818
B Credit Risk	-	11,402	-	-	-	1,420	12,822
C Credit Risk	-	-	-	99	-	-	99
Individually Evaluated	-	-	-	-	-	545	545
	4,166	14,6155	439	99	-	1,965	21,284

Current Period Charge Offs	-	-	-	-	-	-	-

Total	$10,333	$42,683	$10,788	$3,783	$1,871	$1,965	$71,423

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

Concentration of Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	March 31, 2026		December 31, 2025
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	32%	Pittsburgh, PA	36%
Second highest concentration risk	Reunion, FL	8%	Central and Southwest, FL	7%
Third highest concentration risk	Central and Southwest FL	6%	St. George, UT	6%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Beginning balance	$499	$1,356	$1,356
Transferred from loans receivables, net	393	909	436
Additions for construction in foreclosed assets	3	96	35
Sale proceeds	(502)	(1,657)	(412)
Loss on foreclosed assets	(6)	(205)	(15)
Ending balance	$387	$499	$1,400

Segment Reporting

Effective January 1, 2026, the Company changed their reportable segments to a single reportable segment. Following the sale of 339 Justabout Land Company on August 6, 2025, which was a reportable segment of the Company, the Company no longer has any separately reportable segments.

The Company’s one reportable segment generates income principally from interest on loans, as well as from fees charged in connection with various lending services. The chief operating decision maker (“CODM”) is the Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the consolidated statements of operations. The level of disaggregation and amounts of significant segment income and expenses, such as interest and fee income, interest expense, provision for credit losses, salaries and employee benefits expense and other items, that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of operations. Likewise, the measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.

Information about reportable segments, and reconciliations of such information to the Interim Consolidated Financial Statements are described below.

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended March 31, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,429	$2,429
Interest expense:
Interest related to secure borrowings	–	282	282
Interest related to unsecured borrowings	–	896	896
Interest expense	$–	$1,178	$1,178

Net interest and fee income	–	1,251	1,251

Less: Provision for credit losses	–	133	133
Net interest and fee income after provision for credit losses	–	1,118	1,118

Non-Interest Income
Revenue from the sale of land parcels	1,837	–	1,837
Option fee income	154	–	154
Other income	–	47	47
Total non-interest income	$1,991	$47	$2,038

Non-Interest Expense
Selling, general and administrative	$–	$939	$939
Depreciation and amortization	–	20	20
Loss on foreclosed assets	–	15	15
Cost of land parcels sold	1,837	–	1,837
Total non-interest expense	$1,837	$974	$2,811

Net Income	$154	$191	$345

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherd’s Finance, LLC	Total

Total assets as of December 31, 2025	$–	$68,536	$68,536

Real Estate Investments

During the three months ended March 31, 2026, the Company sold one asset for sale proceeds of $169 and a loss on sale of $3.

The following table is a roll forward of real estate investment assets:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Beginning balance	$169	$13,529	$13,529
Proceeds from disposal of 339	–	(9,876)	–
Gain on sale of real estate investments	–	276	–
Loss on sale of real estate investments	(3)	–	–
Proceeds from the sale of real estate investments	(169)	(4,956)	(1,837)
Additions for construction/development	3	1,196	485
Ending balance	$–	$169	$12,177

Capitalized Interest Activity

The following table is capitalized interest for real estate investment assets:

	March 31, 2026	March 31, 2025

Capitalized interest	$2	$259
Cost of funds	9.20%	10.07%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Beginning balance	$965	$353	$353
Additions from Pennsylvania loans	–	1,198	–
Additions from other loans	113	1,312	273
Interest, fees, principal or repaid to borrower	(621)	(1,898	(170)
Ending balance	$457	$965	$456

Related Party Borrowings

As of March 31, 2026 and December 31, 2025, the Company had $30 and $26 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500 as of March 31, 2026 and December 31, 2025.

Borrowings

Secured Borrowings-Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of March 31, 2026 and December 31, 2025, the Company had $30 and $26 borrowed against its lines of credit from affiliates, respectively, which have a total limit of $2,500 as of March 31, 2026 and December 31, 2025.

United Lines of Credit

In January 2025, we entered into a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. As of March 31, 2026, the amount due on this line of credit was $2,275.

In January 2025, we entered into a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of March 31, 2026, the amount due on this line of credit was $725. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we entered into a revolving line of credit with Liberty Savings Bank for $5,000, which line of credit can be terminated on 90 days’ written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of March 31, 2026 and December 31, 2025, the Company had borrowed $1,153 and $0 against the revolving line of credit, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $12 as of March 31, 2026 and December 31, 2025.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	March 31, 2026		December 31, 2025
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$3,082	$1,671	$1,813	$1,458
S.K. Funding	9,244	6,500	9,011	6,500

Lender
Shuman	199	125	210	125
Jeff Eppinger	6,038	3,000	5,789	200
R. Scott Summers	1,462	903	2,731	903
John C. Solomon	1,029	563	1,057	563
Judith Swanson	11,112	6,368	12,568	6,407
Liberty Savings Bank	3.421	1,153	–	–
Total	$35,587	$20,283	$33,179	$16,156

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of March 31, 2026 and December 31, 2025, was 8.91% and 8.90%, respectively.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. All Notes sold in our fourth public offering, which was declared effective on September 16, 2022 and terminated on March 15, 2026, included a mandatory early redemption option, provided that the proceeds were reinvested in additional Notes. In our other historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our public note offerings had a mandatory early redemption option, subject to certain conditions.

The following table is a roll forward of our Notes Program:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Gross Notes outstanding, beginning of period	$22,164	$19,968	$19,968
Notes issued	450	7,612	417
Note repayments / redemptions	(511)	(5,416)	(1,159)

Gross Notes outstanding, end of period	$22,103	$22,164	$19,226

Less deferred financing costs, net	(238)	(229)	(114)

Notes outstanding, net	$21,865	$21,935	$19,112

The following is a roll forward of deferred financing costs related to the Notes Program:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Deferred financing costs, beginning balance	$1,302	$1,060	$1,060
Additions	33	242	18
Deferred financing costs, ending balance	1,335	1,302	1,078
Less accumulated amortization	(1,097)	(1,073)	(964)
Deferred financing costs, net	$238	$229	$114

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025	Three Months Ended March 31, 2025

Accumulated amortization, beginning balance	$1,073	$910	$910
Additions	24	163	54
Accumulated amortization, ending balance	$1,097	$1,073	$964

Other Unsecured Debts

The following table is a detail of other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	March 31, 2026	December 31, 2025
Unsecured Line of Credit	July 2026	10.0%	631	592
Unsecured Line of Credit	April 2027	10.0%	500	500
Unsecured Line of Credit – Senior Subordinated	January 2027	10.0%	750	–
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2028	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	1,000
Subordinated Promissory Note	September 2027	10%	108	108
Subordinated Promissory Note	July 2028	8.5%	100	100
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	October 2027	8.5%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	1,142
Subordinated Promissory Note	April 2029	9.0%	301	301
Subordinated Promissory Note	December 2029	8.0%	248	248
Subordinated Promissory Note	October 2028	8.5%	100	100
Subordinated Promissory Note	March 2029	6.5%	153	–
Subordinated Promissory Note	January 2030	8.0%	15	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	365	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	March 2031	11.0%	500	–
Subordinated Promissory Note	March 2031	11.0%	500	–
			$17,561	$13,839

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

Series C Preferred Equity

Series C preferred equity distributions, liquidation rights and conversion features are determined based on the undiscounted value, which was $9,221 and $9,085 as of March 31, 2026 and December 31, 2025, respectively.

The following table shows the earliest conversion options for investors in Series C preferred equity as of March 31, 2026. Amounts are presented at redeemable values, which are prior to discounts reflected in the carrying amounts:

Year Maturing	Total Amount Convertible

Currently convertible (requires notice of 12 months)	$3,415
2027	309
2028	1,368
2029	206
2030 and thereafter	3,923

Total	$9,221

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	March 31, 2026	December 31, 2025
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$23,283	$18,431
Secured line of credit from affiliates	2	30	26
Unsecured line of credit (senior)	3	750	-
Other unsecured debt (senior subordinated)	4	1,812	1,812
Unsecured Notes through our public offering, gross	5	22,103	22,164
Other unsecured debt (subordinated)	5	13,873	10,901
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less deferred financing fees		(250)	(241
Total		$62,727	$54,219

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of March 31, 2026 and December 31, 2025, we had combined loans outstanding of 169 and 161, respectively. In addition, loans receivables, gross were $71,431 and $61,683 as of March 31, 2026 and December 31, 2025, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $24,604 and $23,557 as of March 31, 2026, and December 31, 2025, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of March 31, 2026. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate the Company’s originations to be higher in 2026 due to an increase in marketing and sales efforts.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of March 31, 2026	As of December 31, 2025
Secured debt, net of deferred financing costs	$23,301	$18,445
Unsecured debt, net of deferred financing costs	$39,426	$35,774
Members’ Capital	$8,563	$8,211
Cash and cash equivalents	$3,316	$3,490

As of March 31, 2026 and December 31, 2025, cash and cash equivalents was $3,316 and $3,490, respectively.

Secured debt, net of deferred financing costs increased $4,856 to $23,301 as of March 31, 2026, compared to $18,445 for the year ended December 31, 2025. The increase in secured debt was due primarily to borrowings to partially fund our increase in loan assets.

Unsecured debt, net of deferred financing costs increased $3,652 to $39,426 as of March 31, 2026, compared to $35,774 as of December 31, 2025. The increase in unsecured debt was due primarily to borrowings to partially fund our increase in loan assets.

Members’ Capital increased $352 to $8,563 as of March 31, 2026, compared to $8,211 as of December 31, 2025.

We anticipate equity to increase during the nine months subsequent to March 31, 2026, mostly through retained earnings. If we are not able to maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing as of March 31, 2026 is $27,267, which consists of secured borrowings of $21,308 and unsecured borrowings of $6,229.

Secured borrowings maturing as of March 31, 2026 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and secured lines of credit with several lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral.

The following are secured facilities listed as principal maturing in 2026 with actual maturity and renewal dates:

●	Swanson – $6,368 automatically renews unless notice given;
●	Shuman – $125 due July 2026 and automatically renews unless notice is given;
●	S. K. Funding – $4,500 due July 2026 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2027;
●	Builder Finance, Inc – $1,672 with no expiration date;
●	Liberty Savings Bank - $1,152 no expiration date and may terminate upon 90 days of written notice
●	New LOC Agreements - $4,466 generally one-month notice and nine months to reduce principal balance to zero;
●	Line of credits with affiliates - $30 and due upon demand

Unsecured borrowings due by December 31, 2026, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $2,146 and $4,083, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. During the last twelve months, approximately 88% of our Notes Program holders reinvested upon maturity. The 36-month Note sold in our public note offerings had a mandatory early redemption option, subject to certain conditions. Historically, our other unsecured debt has renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturity through investments in our Notes Program.

Summary

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate an increase in our assets during the remainder of 2026 due to an increase in our marketing efforts. We are prepared for an increase in assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, preferred equity, and regular equity. Although our secured debt is almost entirely listed as current due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates. The U.S. treasury rates are used by us here to approximate CD rates. Both the short- and long-term interest rates have risen slightly to historically normal levels.

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

Below is a graph showing single family housing-starts from 2000 through today which is provided by Federal Reserve Economic Data (“FRED):

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended March 31, 2026:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	34.00151	$34,001.51
Gregory L. Sheldon and Madeline M. Sheldon	38.03592	38,035.92
Schultz Family Living Trust	7.08026	7,080.26
Fernando Ascencio and Lorraine Carol Ascencio	13.24722	13,247.22
Mark and Tris Ann Garboski	44.78185	44,781.85
Total	137.14676	$137,146.76

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

(b)	Not applicable.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2026, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Name of Exhibit
3.1	Certificate of Conversion, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.2	Certificate of Formation, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed on May 11, 2012, Commission File No. 333-181360

3.3	Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 13, 2017, Commission File No. 333-203707

3.4	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2019, Commission File No. 333-203707

3.5	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 31, 2020, Commission File No. 333-224557

3.6	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of the Registrant, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2024, Commission File No. 333-224557.

3.7	Amendment No. 4 to the Second Amended and Restated Limited Liability Company Agreement of Shepherd’s Finance, LLC , incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 22, 2024, Commission File No. 333-224557.

4.1	Indenture Agreement (including Form of Note) dated April 30, 2026, incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1, filed on April 30, 2026, Commission File No. 333-290256

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Inline XBRL Cover Page Interactive Data File

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: May 14, 2026	By:	/s/ Catherine Leslie
Catherine Leslie
Chief Financial Officer

