Form 10-Q
period 2026-06-30
Shepherd's Finance, LLC
filed 2026-08-10
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets - Unaudited

(in thousands of dollars)	June 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$2,789	$3,490
Restricted cash	252	250
Certificates of deposit, restricted	2,275	2,275
Accrued interest receivable	1,744	1,111
Loans receivable, net	73,831	59,223
Real estate investments	1,961	169
Foreclosed assets, net	586	499
Premises and equipment	778	790
Other assets	701	729
Total assets	$84,917	$68,536
Liabilities and Members’ Capital
Refundable prepaid interest	$986	$965
Loan deposits	1,188	838
Accounts payable and accrued expenses	620	708
Accrued interest payable	4,706	3,595
Notes payable secured, net	28,010	18,445
Notes payable unsecured, net	40,523	35,774
Total liabilities	76,033	60,325

Commitments and Contingencies (Note 11)

Members’ Capital
Series C preferred equity, net of discounts of $2,043 and $2,043, respectively	7,320	7,042
Class A common equity	1,564	1,169
Members’ capital	8,884	8,211

Total liabilities and members’ capital	$84,917	$68,536

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2026	2025	2026	2025
Interest Income
Interest and fee income on loans	$3,825	$2,536	$6,963	$4,965
Interest expense:
Interest related to secured borrowings	600	327	1,039	611
Interest related to unsecured borrowings	1,041	894	2,016	1,790
Interest expense	1,641	$1,221	3,055	2,401

Net interest and fee income	2,184	1,315	3,908	2,564

Less: Provision for (recovery of) credit losses	744	(13)	994	120

Net interest and fee income after provision for credit losses	1,440	1,328	2,914	2,444

Non-Interest Income
Revenue from the sale of land parcels	-	968	-	2,805
Option fee income	-	120	-	274
Other income	55	54	142	101
Total non-interest income	55	1,142	142	3,180

Income before non-interest expense	1,495	2,470	3,056	5,624

Non-Interest Expense
Cost on land parcels sold	-	968	-	2,805
Selling, general and administrative	933	957	1,990	1,894
Depreciation and amortization	7	20	15	40
Loss on real estate investments	-	-	3	-
Loss on foreclosed assets	75	4	81	19
Total non-interest expense	1,015	1,949	2,089	4,758

Net Income	$480	$521	$967	$866

Net income attributable to preferred equity holders	275	265	547	457

Net Income attributable to common equity holders	$205	$256	$420	$409

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Three Months Ended June 30, 2026 and 2025

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
March 31, 2025	$6,556	$1,910	$8,466
Net income	265	256	521
Distributions	(326)	(222)	(548)
Series C preferred equity issued in exchange for Class A common equity, net of discount	287	(287)	-
Unit based compensation expense	-	1	1
June 30, 2025	6,782	1,658	8,440

March 31, 2026	$7,179	$1,384	$8,563
Net income	275	205	480
Distributions	(134)	(25)	(159)
June 30, 2026	$7,320	1,564	8,884

For the Six Months Ended June 30, 2026 and 2025

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2025	$6,430	$2,143	$8,573
Net income	457	409	866
Distributions	(392)	(609)	(1,001)
Series C preferred equity issued in exchange for Class A common equity, net of discounts	287	(287)	-
Unit based compensation expense	-	2	2
June 30, 2025	$6,782	1,658	8,440

January 1, 2026	$7,042	$1,169	$8,211

Net income	547	420	967
Distributions	(269)	(26)	(295)
Unit based compensation expense	-	1	1
June 30, 2026	$7,320	1,564	8,884

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended June 30, 2026 and 2025

(in thousands of dollars)	2026	2025

Cash flows from operations
Net income	$967	$866
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	42	115
Provision for credit losses	994	120
Depreciation and amortization	15	40
Loss on foreclosed assets	81	19
Loss on sale of real estate investments	3	-
Deferred revenue – real estate investments	-	205
Unit based compensation expense	1	2
Net change in operating assets and liabilities:
Other assets	25	(1,347)
Accrued interest receivable	(633)	35
Refundable prepaid interest	21	426
Accrued interest payable	1,236	618
Accounts payable and accrued expenses	(88)	(229)

Net cash provided by operating activities	2,664	870

Cash flows from investing activities
Loan originations and principal collections, net	(17,852)	178
Additions for construction in foreclosed assets	(5)	(92)
Additions for construction in real estate investments	(4)	(870)
Proceeds from sale of foreclosed assets	502	824
Proceeds from the sale of real estate investments	169	2,805
Investments in real estate assets	(25)	-
Investments in certificates of deposit	-	(2,275)
Purchases of premises and equipment	-	(10)
Net cash (used in) provided by investing activities	(17,215)	560

Cash flows from financing activities
Distributions to Series C preferred equity holders	(269)	(392)
Distributions to common equity holders	(26)	(609)
Proceeds from secured note payable	27,946	19,859
Repayments of secured note payable	(18,978)	(20,785)
Proceeds from unsecured notes payable	7,815	3,238
Redemptions/repayments of unsecured notes payable	(2,546)	(4,638)
Deferred financing costs paid	(90)	(68)

Net cash provided by (used in) financing activities	13,852	(3,395)

Net change in cash, cash equivalents and restricted cash	(699)	(1,965)

Cash, cash equivalents and restricted cash
Beginning of period	3,740	3,347
End of period	$3,041	$1,382

Supplemental disclosure of cash flow information
Cash paid for interest	$1,944	$2,320

Non-cash investing and financing activities
Foreclosed assets transferred from loans receivable, net	$665	$909
Real estate investments transferred from loan receivable, net	$1,935	-
Secured and unsecured notes payable transfers	$592	$90
Accrued interest payable transferred to unsecured notes payable	$125	$697
Class A common equity exchanged for Series C preferred equity	$-	$2,330
Discount on Series C preferred equity exchanged for Class A common equity	$-	$2,043

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

The Company extends commercial loans to residential homebuilders (in 20 states as of June 30, 2026) to:

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

The Company had no financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis as of June 30, 2026, and December 31, 2025:

			Quoted Prices in Active Markets for	Significant Other	Significant
	June 30, 2026		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$586	$586	$–	$–	$586
Individually evaluated loans, net	4,500	4,500	–	–	4,500
Total	$5,086	$5,086	$–	$–	$5,086

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2025		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$499	$499	$–	$–	$499
Individually evaluated loans, net	6,192	6,192	–	–	6,192
Total	$6,691	$6,691	$–	$–	$6,691

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a nonrecurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
June 30, 2026
Individually evaluated loans, net	$4,500	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	$0%-100%	19%
Foreclosed assets, net	$586	Underlying collateral value, third party appraisals	Collateral discounts	18%	18%

(1)	The weighted average discount is calculated by multiplying each asset’s fair value by its discount rate then adding all the weighted values together and dividing the total sum of the combined estimated fair values.

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
December 31, 2025
Individually evaluated loans, net	$6,192	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	0%-26%	12%
Foreclosed assets, net	$499	Underlying collateral value, third party appraisals	Collateral discounts	7%	7%

(1)	The weighted average discount is calculated by multiplying each asset’s fair value by its discount rate then adding all the weighted values together and dividing the total sum of the combined estimated fair values.

Fair Value of Financial Instruments

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all the borrowings under credit facilities or the Notes are payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value as of June 30, 2026 and December 31, 2025. The interest on our Notes Program is paid to our Note holders either monthly or at the end of their investment, compounded monthly. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents including restricted cash	1	$3,041	$3,041	$3,740	$3,740
Certificates of deposit	2	2,275	2,275	2,275	2,275
Loans receivable, net	3	73,814	73,814	59,223	59,223
Accrued interest on loans	2	1,488	1,488	1,111	1,111
Financial Liabilities
Refundable prepaid interest	2	986	986	965	965
Loan deposits	2	1,188	1,188	838	838
Notes payable secured, net	2	28,010	28,010	18,445	18,445
Notes payable unsecured, net	2	40,523	40,523	35,774	35,774
Accrued interest payable	2	4,706	4,706	3,595	3,595

3.	Segment Reporting

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

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$-	$2,536	$2,536
Interest expense:
Interest related to secure borrowings	-	327	327
Interest related to unsecured borrowings	-	894	894
Interest expense	-	1,221	1,221

Net interest and fee income	-	1,315	1,315

Less: Provision for credit losses	-	(13)	(13)
Net interest and fee income after provision for credit losses	-	1,328	1,328

Non-Interest Income
Revenue from the sale of land parcels	968	-	968
Option fee income	120	-	120
Other income	-	54	54
Total non-interest income	1,088	54	1,142

Income before non-interest expense	1,088	1,382	2,470

Non-Interest Expense
Cost on the sale of land parcels	968	-	968
Selling, general and administrative	-	957	957
Depreciation and amortization	-	20	20
Loss on foreclosed assets	-	4	4
Total non-interest expense	968	981	1,949

Net income	$120	$401	$521

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Six Months Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$-	$4,965	$4,965
Interest expense:	-
Interest related to secure borrowings	-	611	611
Interest related to unsecured borrowings	-	1,790	1,790
Interest expense	-	2,401	2,401

Net interest and fee income	-	2,564	2,564

Less: Provision for credit losses	-	120	120
Net interest and fee income after provision for credit losses	-	2,444	2,444

Non-Interest Income
Revenue from the sale of land parcels	2,805	-	2,805
Option fee income	274	-	274
Other income	-	101	101
Total non-interest income	3,079	101	3,180

Income before non-interest expense	3,079	2,545	5,624

Non-Interest Expense
Cost on the sale of land parcels	2,805	-	2,805
Selling, general and administrative	-	1,894	1,894
Depreciation and amortization	-	40	40
Loss on foreclosed assets	-	19	19
Total non-interest expense	2,805	1,953	4,758

Net income	$274	$592	$866

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total
Total assets as of December 31, 2025	$-	$68,536	$–	$68,536

4.	Real Estate Investment Assets

During the quarter ended June 30, 2026, the Company purchased five real estate development lots for $1,960.

During the six months ended June 30, 2026, the Company sold one asset for sale proceeds of $169 and a loss on sale of $3.

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Beginning balance	$169	$13,529	$13,529
Proceeds from disposal of 339	–	(9,876)	–
Gain on sale of real estate investments	–	276	–
Loss on sale of real estate investments	(3)	–	–
Proceeds from the sale of real estate investments	(169)	(4,956)	(2,805)
Real estate investments transferred from loan receivables, net	1,935	–	–
Investments in real estate assets	25	–	–
Additions for construction/development	4	1,196	870
Ending balance	$1,961	$169	$11,594

Capitalized Interest Activity

The following table is capitalized interest included in additions for construction/development for real estate investment assets:

	June 30, 2026	June 30, 2025
Capitalized interest	$1	$463
Cost of funds	9.39%	10.01%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

5.	Loans Receivables, net

Financing receivables are comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Loans receivable, gross	$77,434	$61,683
Less: Deferred loan fees	(1,788)	(1,516)
Plus: Deferred origination costs	244	169
Less: Allowance for credit losses	(2,059)	(1,113)
Loans receivable, net	$73,831	$59,223

Commercial Construction and Development Loans

As of June 30, 2026, the Company’s loan portfolio consisted of 182 construction loans with 51 borrowers and 15 development loans with 14 borrowers in 20 states.

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2026 and December 31, 2025:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)
2026	19	51	182	$84,751	$58,888	74	%(2)
2025	20	53	151	$65,897	$44,515	72	%(2)

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(2)	Represents the weighted average loan to value ratio of the loans.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2026 and December 31, 2025:

Year	Number of States	Number of Borrowers	Number of Loans	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(1)
2026	11	14	15	$25,936	$18,546	72	%(2)
2025	9	12	13	$19,343	$17,168	71	%(2)

(1)	The loan to value ratio is calculated by taking the outstanding amount and dividing by the appraised value calculated as described above.

(2)	Represents the weighted average loan to value ratio of the loans.

The following is a roll forward of loan receivables, net of both construction and development loans:

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025

Beginning balance	$59,223	$49,254
Originations and modifications	35,536	59,571
Principal collections	(17,186)	(48,205)
Loan receivables, net transferred to foreclosed assets	(665)	(909)
Loan receivables, net transferred to real estate investments	(1,935)	-
Change in allowance for credit losses	(946)	(245)
Change in loan fees, net	(196)	(243)
Ending balance	$73,831	$59,223

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2026:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$26,129	$44,906	$168
B Credit Risk	26,027	30,375	248
C Credit Risk	1,263	2,108	16
Individually Evaluated	5,469	7,362	1,580

Development Loans Collectively Evaluated:
A Credit Risk	$7,720	$11,319	$2
B Credit Risk	10,116	14,030	43
C Credit Risk	99	100	2
Individually Evaluated	611	487	-

Total	$77,434	$110,687	$2,059

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days non-accruing as of June 30, 2026:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,209	$2,969	$–
Development Loans:
Individually Evaluated	$611	$–	$–

Total	$1,820	$2,969	$–

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days non-accruing as of December 31, 2025:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,887	$3,160	$–
Development Loans:
Individually Evaluated	$539	$–	$–

Total	$2,426	$3,160	$–

The following is an aging of our gross loan portfolio as of June 30, 2026:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$26,129	$26,129	$–	$–	$–
B Credit Risk	26,027	26,027	–	–	–
C Credit Risk	1,263	1,263	–	–	–
Individually Evaluated	5,469	2,818	–	2,419	232

Development Loans:
A Credit Risk	7,720	7,720	–	–	–
B Credit Risk	10,116	10,116	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	611	–	–	–	611

Total	$77,434	$74,172	$–	$2,419	$843

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–

Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–

Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

Below is an aging schedule of loans receivable as of June 30, 2026 on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	190	$74,172	95.8%
60-89 days	–	–	–%
90-179 days	–	–	–%
180-269 days	4	2,419	3.1%
>270 days	3	843	1.1%

Subtotal	197	$77,434	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	197	$77,434	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

Below is an aging schedule of loans receivable as of June 30, 2026, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	190	$74,172	95.8%
60-89 days	–	–	–%
90-179 days	–	–	–%
180-269 days	4	2,419	3.1%
>270 days	3	843	1.1%

Subtotal	197	$77,434	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	197	$77,434	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

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

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of June 30, 2026:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)
Charge-offs	–	–	–	8	–	–	–	–	8
Recoveries	–	–	–	(11)	–	–	–	–	(11)

(Provision) benefit for credit losses on funded balances	(46)	(97)	(4)	(831)	–	35	–	–	(943)
Allowance for credit losses as of June 30, 2026	$(168)	$(248)	$(16)	$(1,580)	$(2)	$(43)	$(2)	$–	$(2,059)

Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$-	$(8)	$–	$–	$(140)

(Provision) benefit for credit losses on unfunded commitments	(48)	13	(6)	–	(1)	(9)	–	–	(51)
Reserve for unfunded commitments as of June 30, 2026	$(121)	$(42)	$(10)	$–	$(1)	$(17)	$–	$–	$(191)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of June 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)

Charge-offs	–	–	–	152	–	–	–	–	152
Recoveries	–	–	–	(3)	–	–	–	–	(3)
(Provision) benefit for credit losses on funded balances	23	(32)	4	(133)	–	–	8	–	(130)
Allowance for credit losses as of June 30, 2025	$(127)	$(60)	$(9)	$(642)	$(1)	$–	$(10)	$–	$(849)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

(Provision) benefit for credit losses on unfunded commitments	10	(17)	3	–	1	–	–	–	(3)
Reserve for unfunded commitments as of June 30, 2025	$(55)	$(27)	$(9)	$–	$–	$–	$–	$–	$(91)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $33,254 and $23,557 as of June 30, 2026 and December 31, 2025, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of June 30, 2026, and December 31, 2025, the ACL for unfunded commitments was $191 and $140, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of June 30, 2026. Loans acquired are shown in the tables by origination year.

	2026	2025	2024	2023	2022	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$11,135	$10,635	$1,138	$2,459	$762	$-	$26,129
B Credit Risk	4,768	13,671	5,939	636	1,013	-	26,027
C Credit Risk	127	-	1,136	-		-	1,263
Individually Evaluated	-	2,811	2,012	526	120	-	5,469
	16,030	27,117	10,225	3,621	1,895	-	58,888

Current Period Charge Offs	-	-	-	(8)	-	-	(8)

Development Loans Collectively Evaluated:
A Credit Risk	5,736	1,895	89	-	-	-	7,720
B Credit Risk	-	8,555	-		-	1,561	10,116
C Credit Risk	-	-	-	99	-		99
Individually Evaluated	-	-	-	-	-	611	611
	5,736	10,450	89	99	-	2,172	18,546

Current Period Charge Offs	-	-	-	-	-	-	-

Total	$21,766	$37,567	$10,314	$3,720	$1,895	$2,172	$77,434

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of December 31, 2025. Loans acquired are shown in the tables by origination year.

	2025	2024	2023	2022	2021	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$15,907	$3,786	$2,277	$939	$581	$-	$23,490
B Credit Risk	7,228	4,938	620	1,013	-	-	13,799
C Credit Risk	-	827	-	-	-	-	827
Individually Evaluated	2,323	2,429	1,050	597	-	-	6,399
	25,458	11,980	3,947	2,549	581	-	44,515

Current Period Charge Offs	-	-	-	(125)	(27)	(670)	(822)

Development Loans Collectively Evaluated:
A Credit Risk	3,020	438	-	-	-	-	3,458
B Credit Risk	11,602	-	-	-	-	1,470	13,072
C Credit Risk	-	-	99	-	-	-	99
Individually Evaluated	-	-	-	-	-	539	539
	14,622	438	99	-	-	2,009	17,168

Current Period Charge Offs	-	-	-	-	-	-	-

Total	$40,080	$12,418	$4,046	$2,549	$581	$2,009	$61,683

Concentration of Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2026		December 31, 2025
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	Location	Commitments	Location	Commitments

Highest concentration risk	Pittsburgh, PA	30%	Pittsburgh, PA	36%
Second highest concentration risk	Central and Southwest FL	7%	Central and Southwest FL	7%
Third highest concentration risk	St. George, UT	6%	St. George, UT	6%

6.	Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Beginning balance	$499	$1,356	$1,356
Foreclosed assets transferred from loan receivables, net	665	909	909
Additions for construction in foreclosed assets	5	96	92
Sale proceeds	(502)	(1,657)	(824)
Loss on foreclosed assets	(81)	(205)	(19)
Ending balance	$586	$499	$1,514

7.	Borrowings

The following table displays our borrowings:

	June 30, 2026	December 31, 2025
Borrowing Source
Purchase and sale agreements and other secured borrowings	$28,015	$18,431
Secured line of credit from affiliates	6	26
Less: deferred financing fees	(11)	(12)
Notes payable secured, net	28,010	18,445

Unsecured line of credit (senior)	750	-
Other unsecured debt (senior subordinated)	1,812	1,812
Unsecured Notes through our public offering, gross (subordinated)	22,085	22,164
Other unsecured debt (subordinated)	15,028	10,901
Other unsecured debt (junior subordinated)	1,126	1,126
Less: deferred financing fees	(278)	(229)
Notes payable unsecured, net	40,523	35,774

Total Borrowings	$68,533	$54,219

The following table shows the maturity of outstanding debt as of June 30, 2026:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2026	$32,145	$1,541	$5,583	25,021
2027	11,690	7,044	2,371	2,275
2028	14,859	11,080	3,779	-
2029	5,938	1,732	4,206	-
2030 and thereafter	4,190	688	2,777	725
Total	$68,822	$22,085	$18,716	$28,021

Secured Borrowings

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of June 30, 2026 and December 31, 2025, the Company had $6 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of June 30, 2026 and December 31, 2025.

United Lines of Credit

In January 2025, we established a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. As of June 30, 2026 and December 31, 2025, the amount due on this line of credit was $2,275.

In January 2025, we established a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of June 30, 2026 and December 31, 2025, the amount due on this line of credit was $725. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we established a revolving line of credit with Liberty Savings Bank for $5,000, which may be terminated upon 90 days’ written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of June 30, 2026 and December 31, 2025, the Company had borrowed $5,000 and $0 against the revolving line of credit, respectively.

Loan Purchase and Sale Agreements

As of June 30, 2026 and December 31, 2025, there is no limit on the maximum principal amount under the Builder Finance loan purchase and sale agreement, and the outstanding principal under such agreement was $2,024 and $1,459, respectively, with an interest rate of 8.99% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term.

As of June 30, 2026 and December 31, 2025, the maximum principal amount under the S.K. Funding loan purchase and sale agreement was $6,500 for both period end dates. Borrowings up to $1,400 over the principal amount may be unsecured. There were $0 of unsecured borrowings as of both June 30, 2026 and December 31, 2025, with an interest rate of 10% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term. Additionally, the Company executed an amendment to the agreement with S.K. Funding that allowed the Company to sell participating interests in loans. The balance of the portion sold on these loans is removed from the balance sheet of the Company and interest on the portion sold is not reflected in its statement of operations. As of June 30, 2026 and December 31, 2025, the loan receivable principal balance sold under the secured portion of this agreement was $1,400.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $11 and $12 as of June 30, 2026 and December 31, 2025.

Secured Borrowings Secured by Loan Assets

As of June 30, 2026 and December 31, 2025 the Company pledged $48,534 and $41,527 of loans as collateral on $25,016 and $16,156 of secured notes payable, respectively.

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of June 30, 2026 and December 31, 2025, was 8.95% and 8.90%, respectively.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. All Notes sold in our fifth public offering, which was declared effective on April 30, 2026, include a mandatory early redemption option, provided that the proceeds are reinvested. In our other historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third public note offering had a mandatory early redemption option, subject to certain conditions.

The following table is a roll forward of our Notes Program:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Gross Notes outstanding, beginning of period	$22,164	$19,968	$19,968
Notes issued	1,479	7,612	1,632
Note repayments / redemptions	(1,558)	(5,416)	(1,921)

Gross Notes outstanding, end of period	$22,085	$22,164	$19,679

Less deferred financing costs, net	(278)	(229)	(89)

Notes outstanding, net	$21,807	$21,935	$19,590

The following is a roll forward of deferred financing costs related to the Notes Program:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Deferred financing costs, beginning balance	$1,302	$1,060	$1,060
Additions	90	242	52
Disposals	(693)	-	-
Deferred financing costs, ending balance	699	1,302	1,112
Less accumulated amortization	(421)	(1,073)	(1,023)
Deferred financing costs, net	$278	$229	$89

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Accumulated amortization, beginning balance	$1,073	$910	$910
Additions	41	163	113
Disposals	(693)	-	-
Accumulated amortization, ending balance	$421	$1,073	$1,023

Other Unsecured Debts

The following table is a detail of other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	June 30, 2026	December 31, 2025
Unsecured Line of Credit	July 2026	10.0%	$-	$592
Unsecured Line of Credit	April 2027	10.0%	500	500
Unsecured Line of Credit	July 2026	9.75%	500	–
Unsecured Line of Credit – Senior Subordinated	January 2027	10.0%	750	–
Subordinated Promissory Note	July 2026	11.0%	1,000	–
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2028	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	1,000
Subordinated Promissory Note	September 2027	10.0%	108	108
Subordinated Promissory Note	July 2028	8.5%	100	100
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	October 2027	8.5%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	1,142
Subordinated Promissory Note	April 2029	9.0%	301	301
Subordinated Promissory Note	December 2029	8.0%	248	248
Subordinated Promissory Note	October 2028	8.5%	100	100
Subordinated Promissory Note	March 2029	6.5%	442	–
Subordinated Promissory Note	January 2030	8.0%	15	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	365	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	March 2031	11.0%	500	–
Subordinated Promissory Note	March 2031	11.0%	497	–
			$18,716	$13,839

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

8.	Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Beginning balance	$965	$353	$353
Additions from Pennsylvania loans	618	1,198	-
Additions from other loans	754	1,312	935
Interest, fees, principal or repaid to borrower	(1,351)	(1,898)	(509)
Ending balance	$986	$965	$779

9.	Series C Preferred Equity

Series C preferred equity distributions, liquidation rights and conversion features are determined based on the undiscounted value, which was $9,363 and $9,085 as of June 30, 2026 and December 31, 2025, respectively.

The following table shows the earliest conversion options for investors in Series C preferred equity as of June 30, 2026. Amounts are presented at redeemable values, which are prior to discounts reflected in the carrying amounts:

Year Maturing	Total Amount Convertible

Currently convertible (requires notice of 12 months)	$3,498
2027	309
2028	1,381
2029	206
2030 and thereafter	3,969

Total	$9,363

10.	Related Party Transactions

As of June 30, 2026 and December 31, 2025, the Company had $6 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of June 30, 2026 and December 31, 2025.

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

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk more than amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $33,254 and $23,557 as of June 30, 2026 and December 31, 2025, respectively. From time to time, the Company also issues letters of credit on behalf of certain customers. The ACL for unfunded is commitments is described in Note 5.

12.	Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Selling, general and administrative expenses
Legal and accounting	$194	$239
Salaries and related expenses	1,337	1,137
Board related expenses	60	54
Advertising	69	69
Rent and utilities	33	41
Loan and foreclosed asset expenses	83	29
Travel	94	123
Other	120	202
Total SG&A	$1,990	$1,894

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

Overview

As of June 30, 2026, the Company’s portfolio consisted of 182 construction loans with 51 borrowers and 15 development loans with 14 borrowers in 20 states.

During the quarter and six months ended June 30, 2026, the Company continued to focus on the reduction of non-interest earning assets. As of June 30, 2026, 22 loans were classified as individually evaluated with a net loan receivables balance of $4,500 compared to 29 loans and $6,192 as of December 31, 2025. In addition, as of June 30, 2026, we had three assets with a net foreclosed asset balance of $586 compared to one and $499 as of December 31, 2025.

The estimated loss on interest income resulting from non-interest earning assets for the quarter and six months ended June 30, 2026 was $152 and $300 compared to $252 and $504 for the same periods of 2025, respectively. Looking ahead, we expect the balance of non-interest earnings to remain somewhat consistent.

As of June 30, 2026, the Company’s gross loan receivables balance increased by $15,751 to $77,434 as compared to $61,683 as of December 31, 2025. As of June 30, 2026, the total committed amount (not necessarily funded) increased by $42,256 to $110,687 compared to $68,431, as of June 30, 2025. The increase in June 2026 includes $11,500 commitment related to one development loan which originated in August 2025. In addition, the increases in balances relate both to an increase in loan originations and a slowing of payoffs. Originations are higher due to changes in our sales and marketing efforts, and the slowing of payoffs is likely related to regional and national economic issues, including but not limited to: long term mortgage rates for our customers’ customers, soft home sales in certain regions, declining home values in certain regions and price ranges, and unwillingness of our borrowers to lower their prices to market.

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

Net cash provided by operations increased $1,794 to $2,664 for the quarter ended June 30, 2026 compared to the same period of 2025. The increase in operating cash flow was due primarily to accrued interest payable.

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

Change in Fair Value Assumption	June 30, 2026 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$-
Decreasing fair value of the real estate collateral by 35%**	$8,004

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loan assets of $73,831.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	June 30, 2026 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$205

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up.” Those gains would be recognized at the sale of the assets.

** Assumes a book amount of the foreclosed assets of $586.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
Interest Income		*		*		*		*
Interest income on loans	$2,905	15%	$1,872	15%	$5,291	15%	$3,786	15%

Fee income on loans	1,028	6%	816	6%	1,885	6%	1,482	6%
Deferred loan fees	(108)	(1)%	(152)	(1)%	(213)	(1)%	(303)	(1)%
Fee income on loans, net	920	5%	664	5%	1,672	5%	1,179	5%

Interest and fee income on loans	3,825	20%	2,536	20%	6,963	20%	4,965	20%

Interest expense unsecured	1,023	6%	835	7%	1,975	6%	1,677	7%
Interest expense secured	600	3%	327	3%	1,039	3%	611	3%
Amortization offering costs	18	-%	59	-%	41	-%	113	-%
Interest expense	1,641	9%	1,221	10%	3,055	9%	2,401	10%
Net interest and fee income (spread)	$2,184	11%	$1,315	10%	$3,908	11%	$2,564	10%

Weighted average outstanding loan asset balance **	$75,126		$51,014		$69,849		$50,348

*Annualized amount as percentage of weighted average outstanding gross loan balance

Primarily three main components impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). Our loan originations include interest rates which are based on our cost of funds, with a minimum rate of 10.25%. Primarily, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (common equity). For both the quarters and six months ended June 30, 2026 and 2025, interest income on loans was 15%.

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

Fee income on loans before deferred loan fee adjustments was 6% for the quarters and six months ended June 30, 2026 and 2025.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are individually evaluated loans and foreclosed assets.

As of June 30, 2026 and December 31, 2025, we had 22 individually evaluated loans, net of reserves of $4,500 and 29 individually evaluated loans, net of reserves of $6,192 that were not paying interest, respectively.

As of June 30, 2026 and December 31, 2025, foreclosed assets, net of reserves were $586 and $499, respectively, which resulted in a negative impact to our interest spread.

Provision for Credit Losses

Provision for credit losses (expense throughout the period) was $744 and $994 for the quarter and six months ended June 30, 2026, respectively. During the quarter and six months ended June 30,2025 the Company had a credit of $13 and expense of $120, respectively.

The allowance for credit losses as of June 30, 2026 and December 31, 2025, was $2,059 and $1,113, respectively. The increase in the allowance for credit losses is due to the increase in originations and increase in individually evaluated allowances. As of June 30, 2026, the allowance on individually evaluated loans increased to $1,580 compared to $745 as of December 31, 2025. The Company believes it has properly reserved for all foreclosed and individually evaluated loans.

Non-Interest Income

Revenue from the Sale of Land Parcels

Revenue from the sale of land parcels was $0 during the quarter and six months ended June 30, 2026 compared to $968 and $2,805 during the quarters ended June 30, 2025, respectively.

Option Fee Income

Option fee income was $0 during the quarter and six months ended June 30, 2026 compared to $120 and $274 during the quarters ended June 30, 2025, respectively.

Other Income

During the quarters ended June 30, 2026, and 2025, we consulted for several of our construction and development loan customers, which included accounting guidance. Other income related to our consulting fees were $55 and $54 for the quarters ended and $142 and $101 for the six months ended June 30, 2026 and 2025, respectively. We anticipate continuing our consulting services to our customers on an as needed basis during 2026.

Non-Interest Expense

Selling, General and Administrative (“SG&A”) Expenses

The following table displays SG&A expenses:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Selling, general and administrative expenses
Legal and accounting	$194	$239
Salaries and related expenses	1,335	1,137
Board related expenses	60	54
Advertising	69	69
Rent and utilities	33	41
Loan and foreclosed asset expenses	83	29
Travel	94	123
Other	120	202
Total SG&A	$1,990	$1,894

Our SG&A expense increased $96 to $1,990 during the six months ended June 30, 2026 compared to the same period of 2025. The change in SG&A was primarily due to higher salaries and related expenses, which were slightly offset by lower legal and accounting fees. The increase in salaries and related expenses related to additional employees hired during the nine months ended December 31, 2025, which resulted in higher compensation costs during the first six months of 2026.

Loss on Real Estate Investments

During the six months ended June 30, 2026, we sold one real estate investment, which resulted in a loss of $3. No loss on real estate investments was expensed during the six months ended June 30, 2025.

Loss on Foreclosed Assets

During the quarter and six months ended June 30, 2026 and 2025, we transferred one and three loan receivable assets to foreclosed assets, respectively. Losses on foreclosed assets were $75 and $4 for the quarter ended June 30, 2026 and 2025, respectively. Losses on foreclosed assets were $81 and $19 for the six months ended June 30, 2026 and 2025, respectively.

Consolidated Financial Position

Loans Receivables, net

Financing receivables are comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Loans receivable, gross	$77,434	$61,683
Less: Deferred loan fees	(1,788)	(1,516)
Plus: Deferred origination costs	244	169
Less: Allowance for credit losses	(2,059)	(1,113)
Loans receivable, net	$73,831	$59,223

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as we originate more loan dollars than we receive in payoffs.

The following is a summary of our loan portfolio to builders for home construction loans as of June 30, 2026:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	1	2	$1,350	$934	$605	69%		5%
California	2	2	5,016	3,877	2,211	77%		5%
Connecticut	1	3	1,670	1,162	976	70%		5%
Florida	13	68	34,376	24,038	15,336	70%		5%
Georgia	4	8	4,296	2,961	2,231	69%		5%
Idaho	2	6	5,442	3,373	1,667	62%		5%
Illinois	1	1	1,490	894	127	60%		5%
Louisiana	1	3	822	569	149	69%		5%
Michigan	2	2	1,300	821	701	63%		5%
Missouri	2	3	1,275	900	900	71%		5%
New Jersey	1	2	812	589	431	72%		5%
New York	1	5	2,248	1,631	823	73%		5%
North Carolina	8	20	8,116	5,272	4,103	65%		5%
Oklahoma	1	1	167	117	113	70%		5%
Pennsylvania	1	17	21,089	19,443	18,437	92%		5%
South Carolina	7	34	14,367	10,798	6,315	75%		5%
Texas	1	1	480	336	276	70%		5%
Utah	1	2	9,205	6,674	3,210	73%		5%
Virginia	1	2	592	362	277	61%		5%
Total	51	182	$114,113	$84,751	$58,888	74	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2025:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Loan Fee
Arizona	2	4	$1,719	$1,126	$1,126	66%		5%
California	1	1	1,285	1,750	1,439	137%		5%
Connecticut	1	3	1,730	1,162	890	67%		5%
Florida	10	50	23,854	16,637	10,984	70%		5%
Georgia	7	10	6,448	4,228	3,068	66%		5%
Idaho	1	1	2,770	1,500	874	54%		5%
Illinois	1	1	1,500	815	606	54%		5%
Louisiana	2	3	825	623	594	76%		5%
Michigan	1	1	970	582	171	60%		5%
Mississippi	1	1	335	258	258	77%		5%
Montana	2	2	975	683	578	70%		5%
New Jersey	1	4	1,798	1,531	1,471	85%		5%
New York	1	5	2,248	1,345	488	60%		5%
North Carolina	8	14	6,530	4,135	1,861	63%		5%
Oklahoma	1	1	167	117	77	70%		5%
Pennsylvania	2	18	20,748	16,368	13,055	79%		5%
South Carolina	7	26	10,739	8,394	4,808	78%		5%
Tennessee	2	3	1,061	743	718	70%		5%
Utah	1	1	4,880	3,538	1,213	73%		5%
Virginia	1	2	592	362	236	61%		5%
Total	53	151	$91,174	$65,897	$44,515	72	%(3)	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of June 30, 2026:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)	Interest Spread(4)
California	1	1	8,640	2,950	1,239	34%	7%
Florida	4	4	8,870	6,638	4,469	75%	7%
Georgia	1	1	490	100	99	20%	7%
Louisiana	1	1	150	88	89	59%	7%
New Jersey	1	1	348	50	50	53%	7%
North Carolina	1	1	394	210	210	%	7%
Pennsylvania	1	2	12,290	13,450	9,899	109%	varies
South Carolina	1	1	1,500	487	611	32%	7%
Texas	1	1	62	28	28	45%	7%
Utah	1	1	510	300	218	59%	7%
Wyoming	1	1	2,875	1,635	1,634	57%	7%
Total	14	15	$36,129	$25,936	$18,546	72	%(3)	7%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2025:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)		Interest Spread(4)
Florida	2	2	550	630	350	115%		7%
Georgia	1	1	560	100	99	18%		7%
Louisiana	1	1	150	88	88	59%		7%
New Jersey	1	1	88	56	56	64%		7%
North Carolina	2	2	3,037	681	680	22%		7%
Pennsylvania	1	2	15,337	14,066	12,854	92%		varies
South Carolina	1	1	1,500	487	539	32%		7%
Utah	2	2	3,146	1,600	868	51%		7%
Wyoming	1	1	2,750	1,635	1,634	59%		7%
Total	12	13	$27,118	$19,343	$17,168	71	%(3)	7%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	Represents the weighted average loan to value ratio of the loans.

(4)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of loan receivables, net of both construction and development loans:

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025

Beginning balance	$59,223	$49,254
Originations and modifications	35,536	59,571
Principal collections	(17,186)	(48,205)
Loan receivables, net transferred to foreclosed assets	(665)	(909)
Loan receivables, net transferred to real estate investments	(1,935)	-
Change in allowance for credit losses	(946)	(245)
Change in loan fees, net	(196)	(243)
Ending balance	$73,831	$59,223

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of June 30, 2026:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$26,129	$44,906	$168
B Credit Risk	26,027	30,375	248
C Credit Risk	1,263	2,108	16
Individually Evaluated	5,469	7,362	1,580

Development Loans Collectively Evaluated:
A Credit Risk	$7,720	$11,319	$2
B Credit Risk	10,116	14,030	43
C Credit Risk	99	100	2
Individually Evaluated	611	487	-

Total	$77,434	$110,687	$2,059

The following table presents the Company’s gross loans receivable, commitment value and ACL for each respective credit rank loan pool category as of December 31, 2025.

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$23,490	$37,488	$122
B Credit Risk	13,799	18,830	151
C Credit Risk	828	1,099	12
Individually Evaluated	6,399	8,480	745

Development Loans Collectively Evaluated:
A Credit Risk	$3,457	$4,390	$2
B Credit Risk	13,072	14,366	79
C Credit Risk	99	100	2
Individually Evaluated	539	487	–

Total	$61,683	$85,240	$1,113

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days non-accruing as of June 30, 2026:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,209	$2,969	$–
Development Loans:
Individually Evaluated	$611	$–	$–

Total	$1,820	$2,969	$–

The following table presents the amortized cost basis of loans on individually evaluated status and loans past due over 90 days non-accruing as of December 31, 2025:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,887	$3,160	$–
Development Loans:
Individually Evaluated	$539	$–	$–

Total	$2,426	$3,160	$–

The following is an aging of our gross loan portfolio as of June 30, 2026:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$26,129	$26,129	$–	$–	$–
B Credit Risk	26,027	26,027	–	–	–
C Credit Risk	1,263	1,263	–	–	–
Individually Evaluated	5,469	2,818	–	2,419	232

Development Loans:
A Credit Risk	7,720	7,720	–	–	–
B Credit Risk	10,116	10,116	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	611	–	–	–	611

Total	$77,434	$74,172	$–	$2,419	$843

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–
Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

Below is an aging schedule of loans receivable as of June 30, 2026, on a recency basis:

	No. Loans	Unpaid Balances	%
Current loans (current accounts and accounts on which more than 50% of an original contract payment was made in the last 59 days)	190	$74,172	95.8%
60-89 days	–	–	–%
90-179 days	–	–	–%
180-269 days	4	2,419	3.1%
>270 days	3	843	1.1%

Subtotal	197	$77,434	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	197	$77,434	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a recency basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

Below is an aging schedule of loans receivable as of June 30, 2026, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual Terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from the due date.)	190	$74,172	95.8%
60-89 days	–	–	–%
90-179 days	–	–	–%
180-269 days	4	2,419	3.1%
>270 days	3	843	1.1%

Subtotal	197	$77,434	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days.)	–	$–	–%

Partial Payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	197	$77,434	100.0%

Below is an aging schedule of loans receivable as of December 31, 2025, on a contractual basis:

	No. Loans	Unpaid Balances	%
Contractual terms (All current Direct Loans and Sales Finance Contracts with installments past due less than 60 days from due date.)	155	$58,507	94.9%
60-89 days	1	1,439	2.3%
90-179 days	5	1,157	1.8%
180-269 days	2	446	0.7%
>270 days	1	134	0.3%

Subtotal	164	$61,683	100.0%

Interest only accounts (Accounts on which interest, deferment, extension and/or default charges were received in the last 60 days)	–	$–	–%

Partial payment accounts (Accounts on which the total received in the last 60 days was less than 50% of the original contractual monthly payment. “Total received” to include interest on simple interest accounts, as well as late charges on deferment charges on pre-computed accounts.)	–	$–	–%

Total	164	$61,683	100.0%

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

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of June 30, 2026:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)
Charge-offs	–	–	–	8	–	–	–	–	8
Recoveries	–	–	–	(11)	–	–	–	–	(11)

(Provision) benefit for credit losses on funded balances	(46)	(97)	(4)	(831)	–	35	–	–	(943)
Allowance for credit losses as of June 30, 2026	$(168)	$(248)	$(16)	$(1,580)	$(2)	$(43)	$(2)	$–	$(2,059)

Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$-	$(8)	$–	$–	$(140)

(Provision) benefit for credit losses on unfunded commitments	(48)	13	(6)	–	(1)	(9)	–	–	(51)
Reserve for unfunded commitments as of June 30, 2026	$(121)	$(42)	$(10)	$–	$(1)	$(17)	$–	$–	$(191)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of June 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)

Charge-offs	–	–	–	152	–	–	–	–	152
Recoveries	–	–	–	(3)	–	–	–	–	(3)
(Provision) benefit for credit losses on funded balances	23	(32)	4	(133)	–	–	8	–	(130)
Allowance for credit losses as of June 30, 2025	$(127)	$(60)	$(9)	$(642)	$(1)	$–	$(10)	$–	$(849)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

(Provision) benefit for credit losses on unfunded commitments	10	(17)	3	–	1	–	–	–	(3)
Reserve for unfunded commitments as of June 30, 2025	$(55)	$(27)	$(9)	$–	$–	$–	$–	$–	$(91)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $33,254 and $23,557 as of June 30, 2026 and December 31, 2025, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of June 30, 2026, and December 31, 2025, the ACL for unfunded commitments was $191 and $140, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of June 30, 2026. Loans acquired are shown in the tables by origination year.

	2026	2025	2024	2023	2022	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$11,135	$10,635	$1,138	$2,459	$762	$-	$26,129
B Credit Risk	4,768	13,671	5,939	636	1,013	-	26,027
C Credit Risk	127	-	1,136	-		-	1,263
Individually Evaluated	-	2,811	2,012	526	120	-	5,469
	16,030	27,117	10,225	3,621	1,895	-	58,888

Current Period Charge Offs	-	-	-	(8)	-	-	(8)

Development Loans Collectively Evaluated:
A Credit Risk	5,736	1,895	89	-	-	-	7,720
B Credit Risk	-	8,555	-		-	1,561	10,116
C Credit Risk	-	-	-	99	-		99
Individually Evaluated	-	-	-	-	-	611	611
	5,736	10,450	89	99	-	2,172	18,546

Current Period Charge Offs	-	-	-	-	-	-	-

Total	$21,766	$37,567	$10,314	$3,720	$1,895	$2,172	$77,434

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of December 31, 2025. Loans acquired are shown in the tables by origination year.

	2025	2024	2023	2022	2021	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$15,907	$3,786	$2,277	$939	$581	$-	$23,490
B Credit Risk	7,228	4,938	620	1,013	-	-	13,799
C Credit Risk	-	827	-	-	-	-	827
Individually Evaluated	2,323	2,429	1,050	597	-	-	6,399
	25,458	11,980	3,947	2,549	581	-	44,515

Current Period Charge Offs	-	-	-	(125)	(27)	(670)	(822)

Development Loans Collectively Evaluated:
A Credit Risk	3,020	438	-	-	-	-	3,458
B Credit Risk	11,602	-	-	-	-	1,470	13,072
C Credit Risk	-	-	99	-	-	-	99
Individually Evaluated	-	-	-	-	-	539	539
	14,622	438	99	-	-	2,009	17,168

Current Period Charge Offs	-	-	-	-	-	-	-

Total	$40,080	$12,418	$4,046	$2,549	$581	$2,009	$61,683

Concentration of Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	June 30, 2026		December 31, 2025
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	City	Commitments	City	Commitments

Highest concentration risk	Pittsburgh, PA	30%	Pittsburgh, PA	36%
Second highest concentration risk	Central and Southwest FL	7%	Central and Southwest, FL	7%
Third highest concentration risk	St. George, UT	6%	St. George, UT	6%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Beginning balance	$499	$1,356	$1,356
Foreclosed assets transferred from loans receivables, net	665	909	909
Additions for construction in foreclosed assets	5	96	92
Sale proceeds	(502)	(1,657)	(824)
Loss on foreclosed assets	(81)	(205)	(19)
Ending balance	$586	$499	$1,514

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

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Quarter Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$-	$2,536	$2,536
Interest expense:
Interest related to secure borrowings	-	327	327
Interest related to unsecured borrowings	-	894	894
Interest expense	-	1,221	1,221

Net interest and fee income	-	1,315	1,315

Less: Provision for credit losses	-	(13)	(13)
Net interest and fee income after provision for credit losses	-	1,328	1,328

Non-Interest Income
Revenue from the sale of land parcels	968	-	968
Option fee income	120	-	120
Other income	-	54	54
Total non-interest income	1,088	54	1,142

Income before non-interest expense	1,088	1,382	2,470

Non-Interest Expense
Cost on the sale of land parcels	968	-	968
Selling, general and administrative	-	957	957
Depreciation and amortization	-	20	20
Loss on foreclosed assets	-	4	4
Total non-interest expense	968	981	1,949

Net income	$120	$401	$521

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Six Months Ended June 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$-	$4,965	$4,965
Interest expense:	-
Interest related to secure borrowings	-	611	611
Interest related to unsecured borrowings	-	1,791	1,791
Interest expense	-	2,401	2,401

Net interest and fee income	-	2,564	2,564

Less: Provision for credit losses	-	120	120
Net interest and fee income after provision for credit losses	-	2,444	2,444

Non-Interest Income
Revenue from the sale of land parcels	2,805	-	2,805
Option fee income	274	-	274
Other income	-	101	101
Total non-interest income	3,079	101	3,180

Income before non-interest expense	3,079	2,545	5,624

Non-Interest Expense
Cost on the sale of land parcels	2,805	-	2,805
Selling, general and administrative	-	1,894	1,894
Depreciation and amortization	-	40	40
Loss on foreclosed assets	-	19	19
Total non-interest expense	2,805	1,953	4,758

Net income	$274	$592	$866

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total
Total assets as of December 31, 2025	$-	$68,536	$–	$68,536

Real Estate Investments

During the quarter and six months ended June 30, 2026, the Company purchased five real estate development lots for $1,960 and sold one asset for sale proceeds of $169 and a loss on sale of $3, respectively.

The following table is a roll forward of real estate investment assets:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Beginning balance	$169	$13,529	$13,529
Proceeds from disposal of 339	–	(9,876)	–
Gain on sale of real estate investments	–	276	–
Loss on sale of real estate investments	(3)	–	–
Proceeds from the sale of real estate investments	(169)	(4,956)	(2,805)
Real estate investments transferred from loan receivables, net	1,935	–	–
Investments in real estate assets	25	–	–
Additions for construction/development	4	1,196	870
Ending balance	$1,961	$169	$11,594

Capitalized Interest Activity

The following table is capitalized interest in real estate investment assets:

	June 30, 2026	June 30, 2025

Capitalized interest	$1	$463
Cost of funds	9.39%	10.01%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Beginning balance	$965	$353	$353
Additions from Pennsylvania loans	618	1,198	–
Additions from other loans	754	1,312	935
Interest, fees, principal or repaid to borrower	(1,351)	(1,898)	(509)
Ending balance	$986	$965	$779

Related Party Borrowings

As of June 30, 2026 and December 31, 2025, the Company had $6 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of June 30, 2026 and December 31, 2025.

Borrowings

Secured Borrowings-Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of June 30, 2026 and December 31, 2025, the Company had $6 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of June 30, 2026 and December 31, 2025.

United Lines of Credit

In January 2025, we established a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. As of June 30, 2026 and December 31, 2025, the amount due on this line of credit was $2,275.

In January 2025, we established a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of June 30, 2026 and December 31, 2025, the amount due on this line of credit was $725. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we established a revolving line of credit with Liberty Savings Bank for $5,000, which may be terminated upon 90 days’ written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of June 30, 2026 and December 31, 2025, the Company had borrowed $5,000 and $0 against the revolving line of credit, respectively.

Loan Purchase and Sale Agreements

As of June 30, 2026 and December 31, 2025, there is no limit on the maximum principal amount under the Builder Finance loan purchase and sale agreement, and the outstanding principal under such agreement was $2,024 and $1,459, respectively, with an interest rate of 8.99% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term.

As of June 30, 2026 and December 31, 2025, the maximum principal amount under the S.K. Funding loan purchase and sale agreement was $6,500 for both period end dates. Borrowings up to $1,400 over the principal amount may be unsecured. There were $0 of unsecured borrowings as of both June 30, 2026 and December 31, 2025, with an interest rate of 10% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term. Additionally, the Company executed an amendment to the agreement with S.K. Funding that allowed the Company to sell participating interests in loans. The balance of the portion sold on these loans is removed from the balance sheet of the Company, and interest on the portion sold is not reflected in its statement of operations. As of June 30, 2026 and December 31, 2025, the loan receivable principal balance sold under this agreement was $1,400.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $11 and $12 as of June 30, 2026 and December 31, 2025, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	June 30, 2026		December 31, 2025
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$6,750	$2,024	$1,813	$1,458
S.K. Funding	14,200	6,500	16,867	6,500

Lender
Shuman	–	–	210	125
Jeff Eppinger	6,913	3,000	5,859	200
R. Scott Summers	1,865	928	2,731	903
John C. Solomon	857	563	1,057	563
Judith Swanson	11,946	7,000	12,990	6,407
Liberty Savings Bank	6,003	5,001	–	–
Total	$48,534	$25,016	$41,527	$16,156

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of June 30, 2026 and December 31, 2025, was 8.95% and 8.90%, respectively.

We generally offer four durations at any given time, ranging from 12 to 48 months from the date of issuance. All Notes sold in our fifth public offering, which was declared effective on April 30, 2026, include a mandatory early redemption option, provided that the proceeds are reinvested. In our other historical offerings, there were limited rights of early redemption. Our 36-month Note sold in our third public note offering had a mandatory early redemption option, subject to certain conditions.

The following table is a roll forward of our Notes Program:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Gross Notes outstanding, beginning of period	$22,164	$19,968	$19,968
Notes issued	1,479	7,612	1,632
Note repayments / redemptions	(1,558)	(5,416)	(1,921)

Gross Notes outstanding, end of period	$22,085	$22,164	$19,679

Less deferred financing costs, net	(278)	(229)	(89)

Notes outstanding, net	$21,807	$21,935	$19,590

The following is a roll forward of deferred financing costs related to the Notes Program:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Deferred financing costs, beginning balance	$1,302	$1,060	$1,060
Additions	90	242	52
Disposals	(693)	-	-
Deferred financing costs, ending balance	699	1,302	1,112
Less accumulated amortization	(421)	(1,073)	(1,023)
Deferred financing costs, net	$278	$229	$89

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025	Six Months Ended June 30, 2025

Accumulated amortization, beginning balance	$1,073	$910	$910
Additions	41	163	113
Disposals	(693)	-	-
Accumulated amortization, ending balance	$421	$1,073	$1,023

Other Unsecured Debts

The following table is a detail of other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	June 30, 2026	December 31, 2025
Unsecured Line of Credit	July 2026	10.0%	$-	$592
Unsecured Line of Credit	April 2027	10.0%	500	500
Unsecured Line of Credit	July 2026	9.75%	500	–
Unsecured Line of Credit – Senior Subordinated	January 2027	10.0%	750	–
Subordinated Promissory Note	July 2026	11.0%	1,000	–
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	March 2028	9.75%	500	500
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	January 2029	9.0%	15	15
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	November 2026	9.5%	200	200
Subordinated Promissory Note	March 2027	9.5%	1,000	1,000
Subordinated Promissory Note	September 2027	10.0%	108	108
Subordinated Promissory Note	July 2028	8.5%	100	100
Subordinated Promissory Note	August 2026	8.0%	291	291
Senior Subordinated Promissory Note	July 2026(2)	1.0%	740	740
Junior Subordinated Promissory Note	July 2026(2)	20.0%	460	460
Senior Subordinated Promissory Note	October 2028(2)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(2)	20.0%	666	666
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	May 2027	10.0%	97	97
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	October 2027	8.5%	200	200
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	October 2026	10.0%	1,142	1,142
Subordinated Promissory Note	April 2029	9.0%	301	301
Subordinated Promissory Note	December 2029	8.0%	248	248
Subordinated Promissory Note	October 2028	8.5%	100	100
Subordinated Promissory Note	March 2029	6.5%	442	–
Subordinated Promissory Note	January 2030	8.0%	15	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	365	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	March 2031	11.0%	500	–
Subordinated Promissory Note	March 2031	11.0%	497	–
			$18,716	$13,839

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

Series C Preferred Equity

Series C preferred equity distributions, liquidation rights and conversion features are determined based on the undiscounted value, which was $9,363 and $9,085 as of June 30, 2026 and December 31, 2025, respectively.

The following table shows the earliest conversion options for investors in Series C preferred equity as of June 30, 2026. Amounts are presented at redeemable values, which are prior to discounts reflected in the carrying amounts:

Year Maturing	Total Amount Convertible

Currently convertible (requires notice of 12 months)	$3,498
2027	309
2028	1,381
2029	206
2030 and thereafter	3,969

Total	$9,363

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	June 30, 2026	December 31, 2025
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$28,015	$18,431
Secured line of credit from affiliates	2	6	26
Unsecured line of credit (senior)	3	750	-
Other unsecured debt (senior subordinated)	4	1,812	1,812
Unsecured Notes through our public offering, gross	5	22,085	22,164
Other unsecured debt (subordinated)	5	15,028	10,901
Other unsecured debt (junior subordinated)	6	1,126	1,126
Less deferred financing fees		(289)	(241
Total		$68,533	$54,219

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of June 30, 2026 and December 31, 2025, we had combined loans outstanding of 197 and 161, respectively. In addition, loans receivables, gross were $77,434 and $61,683 as of June 30, 2026 and December 31, 2025, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $33,254 and $23,557 as of June 30, 2026, and December 31, 2025, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of June 30, 2026. Other than unfunded commitments, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

We anticipate the Company’s originations to be higher in 2026 due to an increase in marketing and sales efforts.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of June 30, 2026	As of December 31, 2025
Secured debt, net of deferred financing costs	$28,010	$18,445
Unsecured debt, net of deferred financing costs	$40,523	$35,774
Members’ Capital	$8,884	$8,211
Cash and cash equivalents	$5,316	$6,015

As of June 30, 2026 and December 31, 2025, cash, cash equivalents and restricted cash were $5,316 and $6,015, respectively.

Secured debt, net of deferred financing costs increased $9,565 to $28,010 as of June 30, 2026, compared to $18,445 for the year ended December 31, 2025. The increase in secured debt was due primarily to borrowings to partially fund our increase in loan assets.

Unsecured debt, net of deferred financing costs increased $4,749 to $40,523 as of June 30, 2026, compared to $35,774 as of December 31, 2025. The increase in unsecured debt was due primarily to borrowings to partially fund our increase in loan assets.

Members’ Capital increased $673 to $8,884 as of June 30, 2026, compared to $8,211 as of December 31, 2025.

We anticipate equity to increase during the last six months of 2026, mostly through retained earnings. If we cannot maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The total amount of our debt maturing as of June 30, 2026 is $32,145 which consists of secured borrowings of $25,021 and unsecured borrowings of $7,124.

Secured borrowings maturing as of June 30, 2026 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and secured lines of credit with several lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral.

The following are secured facilities listed as principal maturing in 2026 with actual maturity and renewal dates:

●	Swanson – $7,000 automatically renews unless notice given;
●	S. K. Funding – $4,500 due July 2027 and automatically renews unless notice is given;
●	S. K. Funding – $2,000 of the total due January 2027;
●	Builder Finance, Inc – $2,024 with no expiration date;
●	Liberty Savings Bank - $5,001 no expiration date and may terminate upon 90 days of written notice
●	New LOC Agreements - $4,490 generally one-month notice and nine months to reduce principal balance to zero;
●	Line of credits with affiliates - $6 and due upon demand.

Unsecured borrowings due by December 31, 2026, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $1,541 and $5,583, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. During the last twelve months, approximately 88% of our Notes Program holders reinvested upon maturity. The 36-month Note sold in our public note offerings had a mandatory early redemption option, subject to certain conditions. Historically, our other unsecured debt has renewed. For more information on other unsecured borrowings, see Note 7 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturity through investments in our Notes Program.

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

Housing prices are also generally correlated with housing starts; therefore, increases in housing starts usually coinciding with increases in housing values, and the reverse is generally true. Looking at the chart below, housing starts have fallen back from the pandemic high; however, since then the change has remained relatively flat.

Below is a graph showing single family housing-starts from 2000 through today which is provided by Federal Reserve Economic Data (“FRED):

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the quarter ended June 30, 2026:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	39.18844	$39.188.44
Gregory L. Sheldon and Madeline M. Sheldon	35.03179	35,031.79
Schultz Family Living Trust	7.29480	7.294.80
Fernando Ascencio and Lorraine Carol Ascencio	13.64863	13,648.63
Mark and Tris Ann Garboski	46.13879	46,138.79
Total	141.30244	$141,302.44

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2026, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: August 10, 2026	By:	/s/ Catherine Leslie
Catherine Leslie
Chief Financial Officer

