Form 10-Q
period 2026-09-30
Shepherd's Finance, LLC
filed 2026-11-13
CIK 1544190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

Shepherd’s Finance, LLC

Interim Consolidated Balance Sheets - Unaudited

(in thousands of dollars)	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,613	$3,490
Restricted cash	254	250
Certificates of deposit, restricted	955	2,275
Certificates of deposit, unrestricted	1,320	-
Accrued interest receivable	1,431	1,111
Loans receivable, net	75,076	59,223
Real estate investments	1,506	169
Foreclosed assets, net	1,554	499
Premises and equipment, net	772	790
Other assets	421	729
Total assets	$84,902	$68,536

Liabilities
Refundable prepaid interest	$715	$965
Loan deposits	1,320	838
Accounts payable and accrued expenses	784	708
Accrued interest payable	4,355	3,595
Notes payable secured, net	26,575	18,445
Notes payable unsecured, net	40,972	35,774
Total liabilities	74,721	60,325

Commitments and Contingencies (Note 12)

Members’ Capital
Series C preferred equity, net discounts of $2,043 and $2,043	7,458	7,042
Class A common equity	2,723	1,169
Members’ capital	10,181	8,211

Total liabilities and members’ capital	$84,902	$68,536

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations - Unaudited

For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2026	2025	2026	2025
Interest Income
Interest and fee income on loans	$3,702	$2,914	$10,665	$7,879
Interest expense:
Interest related to secured borrowings	641	451	1,680	1,060
Interest related to unsecured borrowings	1,069	888	3,085	2,678
Interest expense	1,710	1,339	4,765	3,738

Net interest and fee income	1,992	1,575	5,900	4,141

Less: Provision for credit losses	(526)	179	468	299

Net interest and fee income after provision for credit losses	2,518	1,396	5,432	3,842

Non-Interest Income
Revenue from the sale of land parcels	-	-	-	2,805
Option fee income	-	40	-	314
Gain on sale of 339 Justabout Land Company	-	193	-	193
Gain on sale of foreclosed assets	10	-	12	-
Other income	58	52	200	153
Total non-interest income	68	285	212	3,465

Income before non-interest expense	2,586	1,681	5,644	7,307

Non-Interest Expense
Cost of land parcels sold	-	-	-	2,805
Selling, general and administrative	957	1,061	2,947	2,957
Depreciation and amortization	9	16	24	56
Loss on real estate investments	-	-	3	-
Loss on foreclosed assets	37	85	120	104
Total non-interest expense	1,003	1,162	3,094	5,922

Net income	$1,583	$519	$2,550	$1,385

Net income attributable to preferred equity holders	279	263	826	720

Net income attributable to common equity holders	$1,304	$256	$1,724	$665

The accompanying notes are an integral part of these interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Changes in Members’ Capital – Unaudited

For the Nine Months Ended September 30, 2026

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2026	$7,042	$1,169	$8,211
Net income	271	215	486
Distributions	(134)	(1)	(135)
Issuance of Class A common equity units	–	1	1
March 31, 2026	$7,179	$1,384	$8,563
Net income	275	205	480
Distributions	(134)	(25)	(159)
June 30, 2026	$7,320	$1,564	$8,884
Net income	279	1,304	1,583
Distributions	(141)	(147)	(288)
Issuance of Class A common equity units	–	2	2
September 30, 2026	$7,458	$2,723	$10,181

For the Nine Months Ended September 30, 2025

(in thousands of dollars)	Series C Preferred Equity	Class A Common Equity	Total Members’ Capital
January 1, 2025	$6,430	$2,143	$8,573
Net income	192	153	345
Distributions	(66)	(387)	(453)
Issuance of Class A common equity units	–	1	1
March 31, 2025	$6,556	$1,910	$8,466
Net income	265	256	521
Distributions	(326)	(222)	(548)
Series C preferred equity issued in exchange for Class A common equity, net of discounts	287	(287)	–
Issuance of Class A common equity units	–	1	1
June 30, 2025	$6,782	$1,658	$8,440
Net income	263	256	519
Distributions	(137)	(265)	(402)
Issuance of Class A common equity units	–	2	2
September 30, 2025	$6,908	$1,651	$8,559

The accompanying notes are an integral part of the interim consolidated financial statements.

Shepherd’s Finance, LLC

Interim Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
(in thousands of dollars)	September 30, 2026	September 30, 2025

Cash flows from operations
Net income	$2,550	$1,385
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	61	139
Provision for credit losses	468	299
Depreciation and amortization	24	56
Loss on foreclosed assets	120	104
Gain on sale of foreclosed assets	(12)	-
Loss on the sale of real estate investments	3	-
Gain on sale of 339	-	(193)
Deferred revenue – real estate investments	-	166
Issuance of Class A equity units for employee compensation	3	4
Net change in operating assets and liabilities:
Other assets	301	(1,290)
Accrued interest receivable	(320)	(170)
Refundable prepaid interest	(250)	1,006
Accrued interest payable	1,181	1,205
Accounts payable and accrued expenses	76	5

Net cash provided by operating activities	4,205	2,716

Cash flows from investing activities
Loan originations and principal collections, net	(19,234)	(1,064)
Additions for construction in foreclosed assets	(8)	(83)
Additions for construction in real estate investments	(4)	(940)
Investments in real estate assets	(25)	-
Proceeds from sale of foreclosed assets	760	921
Proceeds from the sale of real estate investments	169	2,805
Investment in certificate of deposit	-	(2,275)
Purchases of premises and equipment	-	(10)

Net cash used in investing activities	(18,342)	(646)

Cash flows from financing activities
Distributions to Series C preferred equity holders	(409)	(529)
Distributions to common equity holders	(173)	(874)
Proceeds from secured note payable	35,845	31,744
Repayments of secured note payable	(28,033)	(34,188)
Proceeds from unsecured notes payable	13,487	8,047
Redemptions/repayments of unsecured notes payable	(8,355)	(7,854)
Deferred financing costs paid	(98)	(188)

Net cash provided by (used in) financing activities	12,264	(3,842)

Net change in cash, cash equivalents and restricted cash	(1,873)	(1,772)

Cash, cash equivalents and restricted cash
Beginning of period	3,740	3,347
End of period	$1,867	$1,575

Supplemental disclosure of cash flow information
Cash paid for interest	$4,005	$3,851

Non-cash investing and financing activities
Loan originating from sale of 339 assets	$-	$10,362
Foreclosed assets transferred from loans receivable, net	$1,915	$909
Real estate investments transferred from/to loans receivable, net	$1,480	$-
Secured and unsecured notes payable transfers	$313	$90
Accrued interest payable transferred to notes payable	$421	$1,318
Class A common equity exchanged for Series C preferred equity	$-	$2,330
Discount on Series C preferred equity exchanged for Class A common equity	$-	$287

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

The Company extends commercial loans to residential homebuilders (in 19 states as of September 30, 2026) to:

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

2. Fair Value

The following tables present the balances of non-financial instruments measured at fair value on a non-recurring basis:

	September 30, 2026		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$1,554	$1,554	$–	$–	$1,554
Individually evaluated loans, net	4,201	4,201	–	–	4,201
Total	$5,755	$5,755	$–	$–	$5,755

			Quoted Prices in Active Markets for	Significant Other	Significant
	December 31, 2025		Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	Level 1	Level 2	Level 3

Foreclosed assets, net	$499	$499	$–	$–	$499
Individually evaluated loans, net	6,192	6,192	–	–	6,192
Total	$6,691	$6,691	$–	$–	$6,691

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a nonrecurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
September 30, 2026
Foreclosed assets, net	$1,554	Underlying collateral value, third party appraisals	Collateral discounts	0-18%	3%

Individually evaluated loans, net	$4,201	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	0-50%	17%

(1)	The weighted average discount is calculated by multiplying each asset’s fair value by its discount rate then adding all the weighted values together and dividing the total sum of the combined estimated fair values.

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
December 31, 2025
Foreclosed assets, net	$499	Underlying collateral value, third party appraisals	Collateral discounts	7%	7%

Individually evaluated loans, net	$6,192	Underlying collateral value, third party appraisals	Collateral discounts and estimated costs to sell	0-26%	12%

(1)	The weighted average discount is calculated by multiplying each asset’s fair value by its discount rate then adding all the weighted values together and dividing the total sum of the combined estimated fair values.

Fair Value of Financial Instruments

Borrowings under Credit Facilities

The fair value of the Company’s borrowings under credit facilities is estimated based on the expected cash flows discounted using the current rates offered to the Company for debt of the same remaining maturities. As all the borrowings under credit facilities or the unsecured notes through the public offering (“Notes Program”) are payable on demand or at similar rates to what the Company can borrow funds for today, the fair value of the borrowings is determined to approximate carrying value as of September 30, 2026 and December 31, 2025. The interest on our Notes Program is paid to our Note holders either monthly or at the end of their investment, compounded monthly. For the same reasons as the determination for the principal balances on the Notes, the fair value approximates the carrying value for the interest as well.

The table below is a summary of fair value estimates for financial instruments:

		September 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents including restricted cash	1	$1,867	$1,867	$3,740	$3,740
Certificates of deposit	2	2,275	2,275	2,275	2,275
Accrued interest receivable	2	1,431	1,431	1,111	1,111
Loans receivable, net excluding individually evaluated loans	3	70,875	70,875	53,031	53,031

Financial Liabilities
Refundable prepaid interest	2	715	715	965	965
Loan deposits	2	1,320	1,320	838	838
Accounts payable and accrued expenses	2	784	784	708	708
Accrued interest payable	2	4,355	4,355	3,595	3,595
Notes payable secured, net	2	26,575	26,575	18,445	18,445
Notes payable unsecured, net	2	40,972	40,972	35,774	35,774

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

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Three Months Ended September 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,914	$2,914
Interest expense:
Interest related to secure borrowings	–	451	451
Interest related to unsecured borrowings	–	888	888
Interest expense	–	1,339	1,339

Net interest and fee income	–	1,575	1,575

Less: Provision for credit losses	–	179	179
Net interest and fee income after provision for credit losses	–	1,396	1,396

Non-Interest Income
Revenue from the sale of land parcels	–	–	–
Option fee income	40	–	40
Gain on sale of 339 Justabout Land Company	193	–	193
Other income	–	52	52
Total non-interest income	233	52	285

Income before non-interest expense	233	1,448	1,681

Non-Interest Expense
Cost on the sale of land parcels	–	–	–
Selling, general and administrative	–	1,061	1,061
Depreciation and amortization	–	16	16
Loss on foreclosed assets	–	85	85
Total non-interest expense	–	1,162	1,162

Net income	$233	$286	$519

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Nine Months Ended September 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$7,879	$7,879
Interest expense:
Interest related to secure borrowings	–	1,060	1,060
Interest related to unsecured borrowings	–	2,678	2,678
Interest expense	–	3,738	3,738

Net interest and fee income	–	4,141	4,141

Less: Provision for credit losses	–	299	299
Net interest and fee income after provision for credit losses	–	3,842	3,842

Non-Interest Income
Revenue from the sale of land parcels	2,805	–	2,805
Option fee income	314	–	314
Gain on sale of 339 Justabout Land Company	193	–	193
Other income	–	153	153
Total non-interest income	3,312	153	3,465

Income before non-interest expense	3,312	3,995	7,307

Non-Interest Expense
Cost of land parcels sold	2,805	–	2,805
Selling, general and administrative	–	2,957	2,957
Depreciation and amortization	–	56	56
Loss on foreclosed assets	–	104	104
Total non-interest expense	2,805	3,117	5,922

Net income	$507	$878	$1,385

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total
Total assets as of December 31, 2025	$-	$68,536	$–	$68,536

4. Certificates of Deposit

The Company has a certificate of deposit (“CD”) with a lender which is used as collateral for a line of credit on a dollar for dollar basis. When less than the maximum drawn on the line of credit, the undrawn amount could be redeemed from the CD with penalty. As a result, the amount borrowed against the CD is restricted and the amount available to draw is unrestricted. As of September 30, 2026 the restricted CD was $955 and the unrestricted CD was $1,320. As of December 31, 2025 the CD was $2,275 and fully restricted.

5. Real Estate Investment

During the nine months ended September 30, 2026, the Company purchased five real estate lots for $1,960, and during the quarter ended September 30, 2026, the Company sold one of the lots for $455, resulting in a transfer of $455 from real estate investments to loans receivable, net.

In addition, during the nine months ended September 30, 2026, the Company sold one asset for sale proceeds of $169 which resulted in a loss on sale of $3.

The following table is a roll forward of real estate investment:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Beginning balance	$169	$13,529	$13,529
Proceeds from disposal of 339	–	(9,876)	–
Gain on sale of real estate investments	–	276	–
Loss on sale of real estate investments	(3)	–	–
Proceeds from the sale of real estate investments	(169)	(4,956)	(2,805)
Real estate investments transferred from/to loan receivables, net	1,480	–	–
Investments in real estate assets	25	–	–
Additions for construction/development	4	1,196	940
Disposal of 339 segment	–	–	(9,683)
Ending balance	$1,506	$169	$1,981

Capitalized Interest Activity

The following table is capitalized interest included in additions for construction/development for real estate investment assets:

	September 30, 2026	September 30, 2025

Capitalized interest	$2	$489
Cost of funds	9.24%	9.35%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

6. Loans Receivables, net

Financing receivables are comprised of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Loans receivable, gross	$77,875	$61,683
Less: Deferred loan fees	(1,675)	(1,516)
Plus: Deferred origination costs	245	169
Less: Allowance for credit losses	(1,369)	(1,113)
Loans receivable, net	$75,076	$59,223

Commercial Construction and Development Loans

Construction Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2026 and December 31, 2025:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Amount Outstanding	Commitment Amount	Loan to Value Ratio(1)
2026	17	49	179	$58,684	$82,693	73%
2025	20	53	151	$44,515	$65,897	72%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2026 and December 31, 2025:

Year	Number of States	Number of Borrowers	Number of Loans	Gross Amount Outstanding	Commitment Amount	Loan to Value Ratio(1)
2026	10	12	13	$19,191	$21,491	64%
2025	9	12	13	$17,168	$19,343	71%

(1)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

The following is a roll forward of our loans receivable, net:

	September 30, 2026	December 31, 2025	September 30, 2025

Beginning balance	$59,223	$49,254	$49,254
Originations and modifications	49,817	59,571	51,325
Principal collections	(30,230)	(48,205)	(40,424)
Transfers from loans receivable, net	(3,395)	(909)	(909)
Change in allowance for credit losses	(256)	(245)	527
Change in loan fees, net	(83)	(243)	(484)

Ending balance	$75,076	$59,223	$59,289

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and allowance for credit losses (“ACL”) for each respective credit rank loan pool category as of September 30, 2026:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$26,942	$40,380	$164
B Credit Risk	27,338	36,336	241
C Credit Risk	-	-	-
Individually Evaluated	4,404	5,977	923

Development Loans Collectively Evaluated:
A Credit Risk	$8,111	$11,456	$2
B Credit Risk	10,360	9,448	39
C Credit Risk	-	-	-
Individually Evaluated	720	587	-

Total	$77,875	$104,184	$1,369

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days non-accruing as of September 30, 2026:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,803	$2,158	$–
Development Loans:
Individually Evaluated	$720	$-	$–

Total	$2,523	$2,158	$–

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days non-accruing as of December 31, 2025:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$3,239	$3,160	$–
Development Loans:
Individually Evaluated	$539	$–	$–

Total	$3,778	$3,160	$–

The following is an aging of our gross loan portfolio as of September 30, 2026:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$26,942	$26,942	$–	$–	$–
B Credit Risk	27,338	27,338	–	–	–
C Credit Risk	–	–	–	–	–
Individually Evaluated	4,404	1,984	1,223	–	1,197

Development Loans:
A Credit Risk	8,111	8,111	–	–	–
B Credit Risk	10,360	10,360	–	–	–
C Credit Risk	–	–	–	–	–
Individually Evaluated	720	–	99	–	621

Total	$77,875	$74,735	$1,322	$–	$1,818

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–

Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–

Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

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

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of September 30, 2026:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)
Charge-offs	–	–	–	206	–	–	–	–	206
Recoveries	–	–	–	(17)	–	–	–	–	(17)
(Provision) benefit for credit losses on funded balances	(42)	(90)	12	(366)	–	39	2	–	(445)
Allowance for credit losses as of September 30, 2026	$(164)	$(241)	$–	$(923)	$(2)	$(39)	$–	$–	$(1,369)

Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$–	$(8)	$–	$–	$(140)
(Provision) benefit for credit losses on unfunded commitments	(9)	(24)	4	–	(1)	7	–	–	(23)
Reserve for unfunded commitments as of September 30, 2026	$(82)	$(79)	$–	$–	$(1)	$(1)	$–	$–	$(163)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments as of September 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)
Charge-offs	–	–	–	822	–	–	–	–	822
Recoveries	–	–	–	(7)	–	–	–	–	(7)
Provision for credit losses on funded balances	47	(111)	4	(160)	(1)	(83)	16	–	(288)
Allowance for credit losses as of September 30, 2025	$(103)	$(139)	$(9)	$(3)	$(2)	$(83)	$(2)	$–	$(341)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)

Provision for credit losses on unfunded commitments	22	(37)	5	–	1	–	(2)	–	(11)
Reserve for unfunded commitments as of September 30, 2025	$(43)	$(47)	$(7)	$–	$–	$–	$(2)	$–	$(99)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $26,309 and $23,557 as of September 30, 2026 and December 31, 2025, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of September 30, 2026, and December 31, 2025, the ACL for unfunded commitments was $163 and $140, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of September 30, 2026. Loans acquired are shown in the tables by origination year.

	2026	2025	2024	2023	2022	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$15,129	$8,442	$812	$2,559	$-	$-	$26,942
B Credit Risk	8,995	15,006	2,371	629	337	-	27,338
C Credit Risk	-	-	-	-	-	-	-
Individually Evaluated	-	1,945	1,797	542	120	-	4,404
	24,124	25,393	4,980	3,730	457	-	58,684

Development Loans Collectively Evaluated:
A Credit Risk	6,097	2,014	-	-	-	-	8,111
B Credit Risk	-	8,693	-	-	-	1,667	10,360
C Credit Risk	-	-	-	-	-	-	-
Individually Evaluated	-	-	-	99	-	621	720
	6,097	10,707	-	99	-	2,288	19,191

Total	$30,221	$36,100	$4,980	$3,829	$457	$2,288	$77,875

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

Concentration of Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2026		December 31, 2025
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	Location	Commitments	Location	Commitments

Highest concentration risk	Pittsburgh, PA	27%	Pittsburgh, PA	36%
Second highest concentration risk	Southwest FL	9%	Central and Southwest FL	7%
Third highest concentration risk	Central FL	6%	St. George, UT	6%

7. Foreclosed Assets

The following table is our roll forward of foreclosed assets:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Beginning balance	$499	$1,356	$1,356
Foreclosed assets transferred from loan receivables, net	1,915	909	909
Additions for construction in foreclosed assets	8	96	83
Sale proceeds	(760)	(1,657)	(921)
Gain on sale of foreclosed assets	12	-	-
Loss on foreclosed assets	(120)	(205)	(104)
Ending balance	$1,554	$499	$1,323

8. Borrowings

The following table displays our borrowings:

	September 30, 2026	December 31, 2025
Borrowing Source
Purchase and sale agreements and other secured borrowings	$26,585	$18,431
Secured line of credit from affiliates	-	26
Less: deferred financing fees	(10)	(12)
Notes payable secured, net	26,575	18,445

Unsecured line of credit (senior)	-	-
Other unsecured debt (senior subordinated)	2,709	1,812
Unsecured Notes through our public offering, gross (subordinated)	22,566	22,164
Other unsecured debt (subordinated)	14,281	10,901
Other unsecured debt (junior subordinated)	1,684	1,126
Less: deferred financing fees	(268)	(229)
Notes payable unsecured, net	40,972	35,774

Total Borrowings	$67,547	$54,219

The following table shows the maturity of outstanding debt as of September 30, 2026:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2026	$28,295	$1,323	$1,342	$25,630
2027	10,744	6,144	3,645	955
2028	14,002	10,223	3,779	-
2029	6,869	2,814	4,055	-
2030 and thereafter	7,915	2,062	5,853	-
Total	$67,825	$22,566	$18,674	$26,585

The total amount of our debt maturing as of December 31, 2026, is $28,295, which consists of secured borrowings of $25,630 and unsecured borrowings of $2,665.

Secured borrowings maturing through the year ending December 31, 2026, primarily consist of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and four lenders. These secured borrowings are listed as maturing over the next 12 months due primarily to their related demand loan collateral.

Secured Borrowings

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of September 30, 2026 and December 31, 2025, the Company had $0 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of September 30, 2026 and December 31, 2025.

United Lines of Credit

In January 2025, we established a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. The line is secured by $2,275 CD. The unborrowed portion of the line may be withdrawn from the CD with a penalty which decreases its availability. As of September 30, 2026 and December 31, 2025, the amount due on this line of credit was $955 and $2,275, respectively.

In January 2025, we established a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of September 30, 2026 and December 31, 2025, the amount due on this line of credit was $0 and $725, respectively. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we established a revolving line of credit with Liberty Savings Bank for $5,000, which may be terminated upon 90 days’ written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of September 30, 2026 and December 31, 2025, the Company had borrowed $5,000 and $0 against the revolving line of credit, respectively.

Loan Purchase and Sale Agreements

As of September 30, 2026 and December 31, 2025, there is no limit on the maximum principal amount under the Builder Finance loan purchase and sale agreement, and the outstanding principal under such agreement was $4,418 and $1,458, respectively, with an interest rate of 8.99% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term.

As of September 30, 2026 and December 31, 2025, the maximum principal amount under the S.K. Funding loan purchase and sale agreement was $6,500 for both period end dates. Borrowings up to $1,400 over the principal amount may be unsecured. There were $495 and $0 of unsecured borrowings as of September 30, 2026 and December 31, 2025; respectively, with an interest rate of 9.50% for both periods. The agreement is automatically renewed every six months unless notice is given by either party. Additionally, the Company executed an amendment to the agreement with S.K. Funding that allowed the Company to sell participating interests in loans. The balance of the portion sold on these loans is removed from the balance sheet of the Company and interest on the portion sold is not reflected in its statement of operations. As of September 30, 2026 and December 31, 2025, the loan receivable principal balance sold under the secured portion of this agreement was $850 and $1,400, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $10 and $12 and amortization expense of $2 and $3 as of September 30, 2026 and December 31, 2025, respectively.

Secured Borrowings Secured by Loan Assets

As of September 30, 2026 and December 31, 2025 the Company pledged $48,273 and $33,179 of loans as collateral on $25,630 and $16,156 of secured notes payable, respectively.

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of September 30, 2026 and December 31, 2025, was 9.00% and 8.90%, respectively.

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

The following table is a roll forward of our Notes Program:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Gross Notes outstanding, beginning of period	$22,164	$19,968	$19,968
Notes issued	4,205	7,612	6,300
Note repayments / redemptions	(3,803)	(5,416)	(4,386)

Gross Notes outstanding, end of period	$22,566	$22,164	$21,882

Less deferred financing costs, net	(268)	(229)	(185)

Notes outstanding, net	$22,298	$21,935	$21,697

The following is a roll forward of deferred financing costs related to the Notes Program:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Deferred financing costs, beginning balance	$1,302	$1,060	$1,060
Additions	98	242	172
Disposals	(693)	-	-
Deferred financing costs, ending balance	707	1,302	1,232
Less accumulated amortization	(439)	(1,073)	(1,047)
Deferred financing costs, net	$268	$229	$185

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Accumulated amortization, beginning balance	$1,073	$910	$910
Additions	59	163	137
Disposals	(693)	-	-
Accumulated amortization, ending balance	$439	$1,073	$1,047

Other Unsecured Debts

The following table is a detail of other unsecured debts are detailed below:

Loan	Maturity Date	Interest Rate(1)	September 30, 2026	December 31, 2025
Subordinated Promissory Note	October 2026	10.0%	1,142	1,142
Subordinated Promissory Note	November 2026	9.5%	200	200
Unsecured Line of Credit	October 2026(2)	9.50%	495	–
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	March 2027	9.5%	1,000	1,000
Unsecured Line of Credit	April 2027	10.0%	500	500
Subordinated Promissory Note	May 2027	10.0%	97	97
Unsecured Line of Credit	October 2027	10.0%	279	592
Subordinated Promissory Note	September 2027	10.0%	108	108
Subordinated Promissory Note	October 2027	8.5%	200	200
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	March 2028	9.75%	500	500
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	July 2028	8.5%	100	100
Senior Subordinated Promissory Note	October 2028(3)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(3)	20.0%	666	666
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	October 2028	8.5%	100	100
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	January 2029	9.0%	-	15
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	March 2029	6.5%	306	–
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	April 2029	9.0%	301	301
Subordinated Promissory Note	December 2029	8.0%	248	248
Senior Subordinated Promissory Note	July 2030(3)	1.0%	1,637	740
Junior Subordinated Promissory Note	July 2030(3)	20.0%	1,018	460
Subordinated Promissory Note	July 2030	10.0%	33	–
Subordinated Promissory Note	August 2030	10.0%	400	291
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	365	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	March 2031	11.0%	500	–
Subordinated Promissory Note	March 2031	11.0%	500	–
			$18,674	$13,839

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Note automatically renews for an additional six months until notice is given by either party.

(3)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

9. Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Beginning balance	$965	$353	$353
Additions from loans	1,788	2,510	2,126
Interest, fees, principal or repaid to borrower	(2,038)	(1,898)	(1,120)
Ending balance	$715	$965	$1,359

10. Series C Preferred Equity

Series C preferred equity distributions, liquidation rights and conversion features are determined based on the undiscounted value, which was $9,501 and $9,085 as of September 30, 2026 and December 31, 2025, respectively. In addition, the Company’s Board of Managers increased the number of Series C authorized preferred equity shares from 20,000 to 25,000.

The following table shows the earliest conversion options for investors in Series C preferred equity as of September 30, 2026. Amounts are presented at redeemable values, which are prior to discounts reflected in the carrying amounts:

Year Maturing	Total Amount Convertible

Currently convertible (requires notice of 12 months)	$3,577
2027	309
2028	1,395
2029	206
2030 and thereafter	4,014

Total	$9,501

11. Related Party Transactions

As of September 30, 2026 and December 31, 2025, the Company had $0 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of September 30, 2026 and December 31, 2025.

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

12. Commitments and Contingencies

In the normal course of business there may be outstanding commitments to extend credit that are not included in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the funding may come from the earlier repayment of the same loan (in the case of revolving lines), the total commitment amounts do not necessarily represent future cash requirements. The financial instruments involve, to varying degrees, elements of credit and interest rate risk more than amounts recognized in the consolidated financial statements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Unfunded commitments to extend credit, which have similar collateral, credit risk and market risk to our outstanding loans, were $26,309 and $23,557 as of September 30, 2026 and December 31, 2025, respectively. From time to time, the Company also issues letters of credit on behalf of certain customers. Outstanding letters of credit were $710 and $59 and included in the commitment value of $104,184 and $85,240 as of September 30, 2026 and December 31, 2025, respectively. The ACL for unfunded is commitments is described in Note 5.

13. Non-Interest Expense Detail

The following table displays our selling, general and administrative expenses (“SG&A”):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Selling, general and administrative expenses
Legal and accounting	$259	$294
Salaries and related expenses	2,024	1,850
Board related expenses	90	81
Advertising	82	87
Rent and utilities	50	62
Loan and foreclosed asset expenses	146	94
Travel	121	188
Other	175	301
Total SG&A	$2,947	$2,957

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

Overview

As of September 30, 2026, the Company’s portfolio consisted of 179 construction loans with 49 borrowers and 13 development loans with 12 borrowers in 19 states.

As of September 30, 2026, the Company’s gross loan receivables balance increased by $16,192 to $77,875 as compared to $61,683 as of December 31, 2025. As of September 30, 2026, the total committed amount (not necessarily funded) increased by $18,944 to $104,184 compared to $85,240, as of December 31, 2025, which was primarily due to construction loans. As of September 30, 2026 and December 31, 2025, our construction loan commitment amount increased $16,796 to $82,693 and $65,897, respectively. The increases in balances relate both to an increase in loan originations and a slowing of payoffs.

During the quarter and nine months ended September 30, 2026, our loan originations were $10,528 and $59,316 compared to $26,542 and $60,619 for the same periods of the prior year. The decrease in loan originations was due primarily to a reduction in one loan commitment amount of $4,250 during the third quarter of 2026 compared to one loan, which originated at $11,500 during the same period of 2025.

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

While some geographic markets are seeing some declines in pricing at certain price levels, generally we are not seeing reductions in selling prices as something that is creating losses for us. There is still a housing shortage, and many homeowners are not moving out of their sub 3% interest rates. The high-end home market is strong in most geographic regions, as the overall economy and stock market usually impact this segment the most. The starter market is slowing in most geographic markets due to interest rates being higher than earlier in the year. The mid-market in most geographic regions is the toughest; unlike the starter home market where rents and interest rates both impact demand, interest rates alone carry a stronger impact in the mid-market, which slows sales of our customers’ products.

During the quarter and nine months ended September 30, 2026, the Company continued to focus on the reduction of non-interest earning assets. As of September 30, 2026, 23 loans were classified as individually evaluated with a net loan receivables balance of $4,201 compared to 29 loans and $6,192 as of December 31, 2025. In addition, as of September 30, 2026, we had three assets with a net foreclosed asset balance of $1,554 compared to one and $499 as of December 31, 2025.

The estimated loss on interest income resulting from non-interest earning assets for the quarter and nine months ended September 30, 2026 was $222 and $887 compared to $108 and $453 for the same periods of 2025, respectively. Looking ahead, we expect the balance of non-interest earnings to remain somewhat consistent.

Net cash provided by operations increased $1,489 to $4,205 for the nine months ended September 30, 2026 compared to the same period of 2025. The increase in operating cash flow was due net income.

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

Change in Fair Value Assumption	September 30, 2026 Loan Loss Provision Higher/(Lower)
Increasing fair value of the real estate collateral by 35%*	$(922)
Decreasing fair value of the real estate collateral by 35%**	$9,768

* Increases in the fair value of the real estate collateral do not impact the loan loss provision, as the value generally is not “written up.”

** Assumes the loans were non-performing and a book amount of the loans outstanding of $75,076.

Foreclosed Assets

The fair value of real estate will impact our foreclosed asset value, which is recorded at 100% of fair value (after selling costs are deducted).

Change in Fair Value Assumption	September 30, 2026 Foreclosed Assets Higher/(Lower)
Increasing fair value of the foreclosed asset by 35%*	$-
Decreasing fair value of the foreclosed asset by 35%**	$544

* Increases in the fair value of the foreclosed assets do not impact the carrying value, as the value generally is not “written up,” except to the extent that we remove previously established reserves if the fair value of the property increases after initial impairment. All other gains would be recognized upon asset disposal.

** Assumes a book amount of the foreclosed assets of $1,554.

Results of Operations

Interest Spread

The following table displays a comparison of our interest income, expense, fees, and spread:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
Interest Income		*		*		*		*
Interest income on loans	$2,815	14%	$2,273	17%	$8,106	15%	$6,059	16%

Fee income on loans	1,005	5%	767	6%	2,890	5%	2,249	5%
Deferred loan fees	(118)	(1)%	(126)	(1)%	(331)	(1)%	(429)	(1)%
Fee income on loans, net	887	4%	641	5%	2,559	4%	1,820	4%

Interest and fee income on loans	3,702	19%	2,914	22%	10,665	19%	7,879	20%

Interest expense unsecured	1,051	6%	864	7%	3,026	6%	2,541	7%
Interest expense secured	641	3%	451	3%	1,680	3%	1,060	3%
Amortization offering costs	18	–%	24	–%	59	–%	137	–%
Interest expense	1,710	9%	1,339	10%	4,765	9%	3,738	10%
Net interest and fee income (spread)	$1,992	10%	$1,575	12%	$5,900	10%	$4,141	10%

Weighted average outstanding loan asset balance	$79,272		$54,269		$72,931		$51,433

*Annualized amount as percentage of weighted average outstanding gross loan balance

Primarily three main components impact our interest spread:

● Difference between the interest rate received (on our loan assets) and the interest rate paid (on our borrowings). Our loan originations include interest rates which are based on our cost of funds, with a minimum rate of 10.25%. Primarily, the margin is fixed at 2.5%; however, for our development loans the margin is generally fixed at 7%. This component is also impacted by the lending of money with no interest cost (our equity). For the quarter ended September 30, 2026, interest income on loans was 14% compared to 17% for the same period of 2025. For the nine months ended September 30, 2026, interest income on loans was 15% compared to 16% for the same period of 2025.

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

Fee income on loans before deferred loan fee adjustments was 5% and 6% for the quarter ended September 30, 2026 and 2025, respectively. For both the nine months ended September 30, 2026 and 2025, fee income on loans before deferred loan fee adjustments was 5%.

● Amount of non-performing assets. Generally, two types of non-performing assets negatively affect our interest spread which are loans not paying interest and foreclosed assets.

As of September 30, 2026 and December 31, 2025, we had 23 and 29 individually evaluated loans, net of reserves of $4,201 and $6,192, respectively, that were not paying interest.

As of September 30, 2026 and December 31, 2025, foreclosed assets, net of reserves were $1,554 and $499, respectively, which resulted in a negative impact to our interest spread.

Provision for Credit Losses

Provision for credit losses (expense throughout the period) was a benefit of $526 and an expense of $179 for the quarters ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company had an expense $468 and $299, respectively.

The allowance for credit losses as of September 30, 2026 and December 31, 2025, was $1,369 and $1,113, respectively. The increase in the allowance for credit losses is due to the increase in originations and increase in individually evaluated allowances. As of September 30, 2026, the allowance on individually evaluated loans increased to $923 compared to $745 as of December 31, 2025. The Company believes it has properly reserved for all individually evaluated loans.

Non-Interest Income

Revenue from the Sale of Land Parcels

Revenue from the sale of land parcels was $0 for both the quarter and nine months ended September 30, 2026 compared to $0 and $2,805 for the same period of 2025, respectively. During the nine months ended September 30, 2025, the Company sold eight 339 land parcels for $2,805. No gain or loss was recognized in the sale of the lots. There were no 339 land parcel sales during the quarter ended September 30, 2025.

Option Fee Income

Option fee income was $0 during both the quarter and nine months ended September 30, 2026. During the quarter and nine months ended September 30, 2025 the Company recognized option fee income of $40 and $314, respectively.

Gain on the Sale of 339 Justabout Land Company

On August 6, 2025, we completed the sale of all assets owned by 339, a business segment. We recognized a gain on this sale of $193 during both the quarter and nine months ended September 30, 2025.

Gain on Sale of Foreclosed Assets

During the quarter and nine months ended September 30, 2026 we sold one and two foreclosed assets for a gain on sale of $10 and $12, respectively. During the quarter and nine months ended September 30, 2025, we sold one and three foreclosed assets with no gain on the sales incurred during the respective periods.

Other Income

During the quarters ended September 30, 2026, and 2025, we consulted several of our construction and development loan customers, which included accounting guidance. Other income related to our consulting fees were $58 and $52 for the quarters ended and $200 and $153 for the nine months ended September 30, 2026 and 2025, respectively. We anticipate continuing our consulting services to our customers on an as needed basis during 2026.

Non-Interest Expense

SG&A

The following table displays SG&A expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Legal and accounting	$65	$54	$259	$294
Salaries and related expenses	687	714	2,024	1,850
Board related expenses	30	27	90	81
Advertising	13	18	82	87
Rent and utilities	17	21	50	62
Loan and foreclosed asset expenses	63	65	146	94
Travel	27	65	121	188
Other	55	97	175	301
Total SG&A	$957	$1,061	$2,947	$2,957

Our SG&A expense decreased $104 to $957 during the quarter ended September 30, 2026 compared to the same period of 2025. The change in SG&A was primarily due to lower salaries and related expenses and travel, which were slightly offset by higher legal and accounting fees.

Our SG&A expense decreased $10 to $2,947 during the nine months ended September 30, 2026 compared to the same period of 2025.

Cost of Land Parcels Sold

Cost of land parcels sold was $0 for both the quarter and nine months ended September 30, 2026 compared to $0 and $2,805 for the same period of 2025, respectively. During the quarter and nine months ended September 30, 2025, the Company sold eight 339 land parcels and recognized cost on land parcels sold of $2,805.

Loss on Real Estate Investments

During the nine months ended September 30, 2026, we sold one real estate investment, which resulted in a loss of $3. No loss on real estate investments was incurred during the nine months ended September 30, 2025.

Loss on Foreclosed Assets

During the quarter and nine months ended September 30, 2026, we transferred one and four loan receivable assets to foreclosed assets, which resulted in a loss on foreclosed assets of $37 and $120, respectively During the nine months ended September 30, 2025, we transferred two loan receivable assets to foreclosed assets, which resulted in a gain of $90.

Consolidated Financial Position

Loans Receivables, net

The loans receivable balance is comprised of the following, gross to net:

	September 30, 2026	December 31, 2025

Loans receivable, gross	$77,875	$61,683
Less: Deferred loan fees	(1,675)	(1,516)
Plus: Deferred origination costs	245	169
Less: Allowance for credit losses	(1,369)	(1,113)
Loans receivable, net	$75,076	$59,223

Commercial Loans – Construction Loan Portfolio Summary

We anticipate that the aggregate balance of our construction loan portfolio will increase as built homes take longer to sell.

The following is a summary of our loan portfolio to builders for home construction loans as of September 30, 2026:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Arizona	1	1	$640	$437	$434	68%	5%
California	1	1	3,731	2,127	768	57%	5%
Connecticut	1	3	1,076	1,162	964	108%	5%
Florida	11	69	34,179	22,675	15,979	66%	5%
Georgia	4	8	3,983	2,961	2,653	74%	5%
Idaho	2	6	5,442	3,372	2,459	62%	5%
Illinois	1	2	2,840	1,839	184	65%	5%
Louisiana	1	4	2,322	1,656	638	71%	5%
Michigan	2	3	1,466	1,035	448	71%	5%
Missouri	1	2	975	690	690	71%	5%
New Jersey	1	1	425	308	271	73%	5%
New York	1	5	2,248	1,631	1,101	73%	5%
North Carolina	10	24	9,718	6,363	4,462	65%	5%
Pennsylvania	1	13	20,076	18,526	16,234	92%	5%
South Carolina	8	32	14,070	10,788	7,393	77%	5%
Utah	2	3	9,512	6,761	3,721	71%	5%
Virginia	1	2	592	362	285	61%	5%
Total	49	179	$113,295	$82,693	$58,684	73%	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

The following is a summary of our loan portfolio to builders for home construction loans as of December 31, 2025:

State	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)	Loan Fee
Arizona	2	4	$1,719	$1,126	$1,126	66%	5%
California	1	1	1,285	1,750	1,439	137%	5%
Connecticut	1	3	1,730	1,162	890	67%	5%
Florida	10	50	23,854	16,637	10,984	70%	5%
Georgia	7	10	6,448	4,228	3,068	66%	5%
Idaho	1	1	2,770	1,500	874	54%	5%
Illinois	1	1	1,500	815	606	54%	5%
Louisiana	2	3	825	623	594	76%	5%
Michigan	1	1	970	582	171	60%	5%
Mississippi	1	1	335	258	258	77%	5%
Montana	2	2	975	683	578	70%	5%
New Jersey	1	4	1,798	1,531	1,471	85%	5%
New York	1	5	2,248	1,345	488	60%	5%
North Carolina	8	14	6,530	4,135	1,861	63%	5%
Oklahoma	1	1	167	117	77	70%	5%
Pennsylvania	2	18	20,748	16,368	13,055	79%	5%
South Carolina	7	26	10,739	8,394	4,808	78%	5%
Tennessee	2	3	1,061	743	718	70%	5%
Utah	1	1	4,880	3,538	1,213	73%	5%
Virginia	1	2	592	362	236	61%	5%
Total	53	151	$91,174	$65,897	$44,515	72%	5%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

Commercial Loans – Real Estate Development Loan Portfolio Summary

The following is a summary of our loan portfolio to builders for land development as of September 30, 2026:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)	Interest Spread(3)
California	1	1	8,640	2,950	1,598	34%	7%
Florida	3	3	8,870	6,359	4,470	72%	7%
Georgia	1	1	113	100	99	88%	7%
New Jersey	1	1	348	77	56	22%	7%
North Carolina	1	1	315	248	171	79%	7%
Pennsylvania	1	2	10,289	9,200	10,189	89%	varies
South Carolina	1	1	1,500	487	621	32%	7%
Texas	1	1	62	28	28	45%	7%
Utah	1	1	510	300	219	59%	7%
Wyoming	1	1	2,875	1,742	1,740	61%	7%
Total	12	13	$33,522	$21,491	$19,191	64%	7%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a summary of our loan portfolio to builders for land development as of December 31, 2025:

States	Number of Borrowers	Number of Loans	Value of Collateral(1)	Commitment Amount	Gross Amount Outstanding	Loan to Value Ratio(2)	Interest Spread(3)
Florida	2	2	550	630	350	115%	7%
Georgia	1	1	560	100	99	18%	7%
Louisiana	1	1	150	88	88	59%	7%
New Jersey	1	1	88	56	56	64%	7%
North Carolina	2	2	3,037	681	680	22%	7%
Pennsylvania	1	2	15,337	14,066	12,854	92%	varies
South Carolina	1	1	1,500	487	539	32%	7%
Utah	2	2	3,146	1,600	868	51%	7%
Wyoming	1	1	2,750	1,635	1,634	59%	7%
Total	12	13	$27,118	$19,343	$17,168	71%	7%

(1)	The value is determined by the appraised value.

(2)	The loan to value ratio is calculated by taking the commitment amount and dividing by the appraised value.

(3)	The interest spread varies for the state of Pennsylvania and is 7% across other states.

The following is a roll forward of our loans receivable, net:

	September 30, 2026	December 31, 2025	September 30, 2025

Beginning balance	$59,223	$49,254	$49,254
Originations and modifications	49,817	59,571	51,325
Principal collections	(30,230)	(48,205)	(40,424)
Transferred to (from) loans receivables, net	(3,395)	(909)	(909)
Change in allowance for credit losses	(256)	(245)	527
Change in loan fees, net	(83)	(243)	(484)

Ending balance	$75,076	$59,223	$59,289

Credit Quality Information

The following table presents the Company’s gross loans receivable, commitment value and allowance for credit loss (“ACL”) for each respective credit rank loan pool category as of September 30, 2026:

	Loans Receivable Gross	Commitment Value	ACL
Construction Loans Collectively Evaluated:
A Credit Risk	$26,942	$40,380	$164
B Credit Risk	27,338	36,336	241
C Credit Risk	-	-	-
Individually Evaluated	4,404	5,977	923

Development Loans Collectively Evaluated:
A Credit Risk	$8,111	$11,456	$2
B Credit Risk	10,360	9,448	39
C Credit Risk	-	-	-
Individually Evaluated	720	587	-

Total	$77,875	$104,184	$1,369

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days non-accruing as of September 30, 2026:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$1,803	$2,158	$–
Development Loans:
Individually Evaluated	$720	$-	$–

Total	$2,523	$2,158	$–

The following table presents the amortized cost basis of loans on individually evaluated status and loans past due over 90 days non-accruing as of December 31, 2025:

	Non-accrual without ACL	Non-accrual with ACL	Accrual Loans Past Due Over 90 Days
Construction Loans:
Individually Evaluated	$3,239	$3,160	$–
Development Loans:
Individually Evaluated	$539	$–	$–

Total	$3,778	$3,160	$–

The following is an aging of our gross loan portfolio as of September 30, 2026:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$26,942	$26,942	$–	$–	$–
B Credit Risk	27,338	27,338	–	–	–
C Credit Risk	–	–	–	–	–
Individually Evaluated	4,404	1,984	1,223	–	1,197

Development Loans:
A Credit Risk	8,111	8,111	–	–	–
B Credit Risk	10,360	10,360	–	–	–
C Credit Risk	–	–	–	–	–
Individually Evaluated	720	–	99	–	621

Total	$77,875	$74,735	$1,322	$–	$1,818

The following is an aging of our gross loan portfolio as of December 31, 2025:

	Gross Loan	Current	Past Due	Past Due	Past Due
	Value	0 - 89	90 - 179	180 - 269	>270
Construction Loans:
A Credit Risk	$23,490	$23,490	$–	$–	$–
B Credit Risk	13,799	13,799	–	–	–
C Credit Risk	828	828	–	–	–
Individually Evaluated	6,399	5,201	618	446	134

Development Loans:
A Credit Risk	3,457	3,457	–	–	–
B Credit Risk	13,072	13,072	–	–	–
C Credit Risk	99	99	–	–	–
Individually Evaluated	539	–	539	–	–

Total	$61,683	$59,946	$1,157	$446	$134

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

Allowance for Credit Losses on Loans

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the nine months ended September 30, 2026:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2025	$(122)	$(151)	$(12)	$(746)	$(2)	$(78)	$(2)	$–	$(1,113)
Charge-offs	–	–	–	206	–	–	–	–	206
Recoveries	–	–	–	(17)	–	–	–	–	(17)
(Provision) benefit for credit losses on funded balances	(42)	(90)	12	(366)	–	39	2	–	(445)
Allowance for credit losses as of September 30, 2026	$(164)	$(241)	$–	$(923)	$(2)	$(39)	$–	$–	$(1,369)

Reserve for unfunded commitments as of December 31, 2025	$(73)	$(55)	$(4)	$–	$–	$(8)	$–	$–	$(140)
(Provision) benefit for credit losses on unfunded commitments	(9)	(24)	4	–	(1)	7	–	–	(23)
Reserve for unfunded commitments as of September 30, 2026	$(82)	$(79)	$–	$–	$(1)	$(1)	$–	$–	$(163)

The following table provides a roll forward of the allowance for credit losses and unfunded commitments for the nine months ended September 30, 2025:

	Construction				Development
	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	A Credit Risk	B Credit Risk	C Credit Risk	Individually Evaluated	Total
Allowance for credit losses as of December 31, 2024	$(150)	$(28)	$(13)	$(658)	$(1)	$–	$(18)	$–	$(868)
Charge-offs	–	–	–	822	–	–	–	–	822
Recoveries	–	–	–	(7)	–	–	–	–	(7)
Provision for credit losses on funded balances	47	(111)	4	(160)	(1)	(83)	16	–	(288)
Allowance for credit losses as of September 30, 2025	$(103)	$(139)	$(9)	$(3)	$(2)	$(83)	$(2)	$–	$(341)

Reserve for unfunded commitments as of December 31, 2024	$(65)	$(10)	$(12)	$–	$(1)	$–	$–	$–	$(88)
Provision for credit losses on unfunded commitments	22	(37)	5	–	1	–	(2)	–	(11)
Reserve for unfunded commitments as of September 30, 2025	$(43)	$(47)	$(7)	$–	$–	$–	$(2)	$–	$(99)

Allowance for Credit Losses on Unfunded Loan Commitments

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $26,309 and $23,557 as of September 30, 2026 and December 31, 2025, respectively. Outstanding letters of credit were $710 and $59 and included in the commitment value of $104,184 and $85,240 as of September 30, 2026 and December 31, 2025, respectively. The ACL is calculated at an estimated loss rate on the total commitment value for loans in our portfolio. The ACL on unfunded commitments is calculated as the difference between the ACL on commitment value less the estimated loss rated and the total gross loan value for loans in our portfolio. As of September 30, 2026, and December 31, 2025, the ACL for unfunded commitments was $163 and $140, respectively, and we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Loan Portfolio by Year of Origination

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of September 30, 2026. Loans acquired are shown in the tables by origination year.

	2026	2025	2024	2023	2022	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$15,129	$8,442	$812	$2,559	$-	$-	$26,942
B Credit Risk	8,995	15,006	2,371	629	337	-	27,338
C Credit Risk	-	-	-	-	-	-	-
Individually Evaluated	-	1,945	1,797	542	120	-	4,404
	24,124	25,393	4,980	3,730	457	-	58,684

Development Loans Collectively Evaluated:
A Credit Risk	6,097	2,014	-	-	-	-	8,111
B Credit Risk	-	8,693	-	-	-	1,667	10,360
C Credit Risk	-	-	-		-	-
Individually Evaluated	-	-	-	99	-	621	720
	6,097	10,707	-	99	-	2,288	19,191

Total	$30,221	$36,100	$4,980	$3,829	$457	$2,288	$77,875

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of December 31, 2025. Loans acquired are shown in the tables by origination year.

	2025	2024	2023	2022	2021	Prior	Total
Construction loans Collectively Evaluated:
A Credit Risk	$15,907	$3,786	$2,277	$939	$581	$-	$23,490
B Credit Risk	7,228	4,938	620	1,013	-	-	13,799
C Credit Risk	-	827	-	-	-	-	827
Individually Evaluated	2,323	2,429	1,050	597	-	-	6,399
	25,458	11,980	3,947	2,549	581	-	44,515

Development Loans Collectively Evaluated:
A Credit Risk	3,020	438	-	-	-	-	3,458
B Credit Risk	11,602	-	-	-	-	1,470	13,072
C Credit Risk	-	-	99	-	-	-	99
Individually Evaluated	-	-	-	-	-	539	539
	14,622	438	99	-	-	2,009	17,168

Total	$40,080	$12,418	$4,046	$2,549	$581	$2,009	$61,683

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of loans receivable. Our concentration risks for our top three customers listed by geographic real estate market are summarized in the table below:

	September 30, 2026		December 31, 2025
		Percent of		Percent of
	Borrower	Loan	Borrower	Loan
	Location	Commitments	Location	Commitments

Highest concentration risk	Pittsburgh, PA	27%	Pittsburgh, PA	36%
Second highest concentration risk	Southwest FL	9%	Central and Southwest FL	7%
Third highest concentration risk	Central FL	6%	St. George, UT	6%

Foreclosed Assets

Below is a roll forward of foreclosed assets:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Beginning balance	$499	$1,356	$1,356
Foreclosed assets transferred from loan receivables, net	1,915	909	909
Additions for construction in foreclosed assets	8	96	83
Sale proceeds	(760)	(1,657)	(921)
Gain on sale of foreclosed assets	12	-	-
Loss on foreclosed assets	(120)	(205)	(104)
Ending balance	$1,554	$499	$1,323

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

Reconciliation of Consolidated Statements of Operations:

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Three Months Ended September 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$2,914	$2,914
Interest expense:
Interest related to secure borrowings	–	451	451
Interest related to unsecured borrowings	–	888	888
Interest expense	–	1,339	1,339

Net interest and fee income	–	1,575	1,575

Less: Provision for credit losses	–	179	179
Net interest and fee income after provision for credit losses	–	1,396	1,396

Non-Interest Income
Revenue from the sale of land parcels	–	–	–
Option fee income	40	–	40
Gain on sale of 339 Justabout Land Company	193	–	193
Other income	–	52	52
Total non-interest income	233	52	285

Income before non-interest expense	233	1,448	1,681

Non-Interest Expense
Cost on the sale of land parcels	–	–	–
Selling, general and administrative	–	1,061	1,061
Depreciation and amortization	–	16	16
Loss on foreclosed assets	–	85	85
Total non-interest expense	–	1,162	1,162

Net income	$233	$286	$519

Net income attributable to preferred equity holders	-	-	263

Net income attributable to common equity holders	$-	$-	$256

Shepherd’s Finance, LLC

Interim Consolidated Statements of Operations

For the Nine Months Ended September 30, 2025

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Total

Net Interest and Fee Income
Interest and fee income on loans	$–	$7,879	$7.879
Interest expense:
Interest related to secure borrowings	–	1,060	1,060
Interest related to unsecured borrowings	–	2,678	2,678
Interest expense	–	3,738	3,738

Net interest and fee income	–	4,141	4,141

Less: Provision for credit losses	–	299	299
Net interest and fee income after provision for credit losses	–	3,842	3,842

Non-Interest Income
Revenue from the sale of land parcels	2,805	–	2,805
Option fee income	314	–	314
Gain on sale of 339 Justabout Land Company	193	–	193
Other income	–	153	153
Total non-interest income	3,312	153	3,465

Income before non-interest expense	3,312	3,995	7,307

Non-Interest Expense
Cost on the sale of land parcels	2,805	–	2,805
Selling, general and administrative	–	2,957	2,957
Depreciation and amortization	–	56	56
Loss on foreclosed assets	–	104	104
Total non-interest expense	2,805	3,117	5,922

Net income	$507	$878	$1,385

Net income attributable to preferred equity holders	–	–	720

Net income attributable to common equity holders	$–	$–	$665

Reconciliation of total assets:

(in thousands of dollars)	339 Justabout Land Company, LLC	Shepherds Finance, LLC	Elimination	Total
Total assets as of December 31, 2025	$-	$68,536	$–	$68,536

Certificate of Deposits

The Company has a certificate of deposit (“CD”) with a lender which is used as collateral for a line of credit on a dollar for dollar basis. When less than the maximum drawn on the line of credit, the undrawn amount could be redeemed from the CD with penalty. As a result, the amount borrowed against the CD is restricted and the amount available to draw is unrestricted. As of September 30, 2026 the restricted CD was $955 and the unrestricted CD was $1,320. As of December 31, 2025 the CD was $2,275 and fully restricted.

Real Estate Investments

During the quarter ended September 30, 2026, the Company sold and transferred from real estate investments to loans receivable, net one real estate development lot for $455.

During the nine months ended September 30, 2026, the Company sold one asset for sale proceeds of $169 and a loss on sale of $3.

The following table is a roll forward of real estate investment:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Beginning balance	$169	$13,529	$13,529
Proceeds from disposal of 339	–	(9,876)	–
Gain on sale of real estate investments	–	276	–
Loss on sale of real estate investments	(3)	–	–
Proceeds from the sale of real estate investments	(169)	(4,956)	(2,805)
Real estate investments transferred from/to loan receivables, net	1,480	–	–
Investments in real estate assets	25	–	–
Additions for construction/development	4	1,196	940
Disposal of 339 segment	–	–	(9,683)
Ending balance	$1,506	$169	$1,981

Capitalized Interest Activity

The following table is capitalized interest included in additions for construction/development for real estate investment assets:

	September 30, 2026	September 30, 2025

Capitalized interest	$2	$489
Cost of funds	9.24%	9.35%

The capitalized interest is included within real estate investment assets on the consolidated balance sheet.

Refundable Prepaid Interest

Below is a roll forward of refundable prepaid interest:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Beginning balance	$965	$353	$353
Additions from loans	1,788	2,510	2,126
Interest, fees, principal or repaid to borrower	(2,038)	(1,898)	(1,120)
Ending balance	$715	$965	$1,359

Related Party Borrowings

As of September 30, 2026 and December 31, 2025, the Company had $0 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of September 30, 2026 and December 31, 2025.

Secured Borrowings

Lines of Credit

Lines of Credit with Mr. Wallach and His Affiliates

As of September 30, 2026 and December 31, 2025, the Company had $0 and $26 borrowed against its lines of credit from affiliates, respectively, with a total limit of $2,500 as of September 30, 2026 and December 31, 2025.

United Lines of Credit

In January 2025, we established a revolving line of credit with United Bank for $2,275, maturing in January 2027. The interest rate on this line of credit is 5.5%. The line is secured by $2,275 CD. The unborrowed portion of the line may be withdrawn from the CD with a penalty which decreases its availability. As of September 30, 2026 and December 31, 2025, the amount due on this line of credit was $955 and $2,275, respectively.

In January 2025, we established a revolving line of credit with United Bank for $725, with an expiration date of January 2040. The interest rate on this line of credit is 7.5%. As of September 30, 2026 and December 31, 2025, the amount due on this line of credit was $0 and $725, respectively. The Company’s office in Jacksonville, FL, is used as collateral for this line of credit.

Liberty Savings Bank Line of Credit

In December 2025, we established a revolving line of credit with Liberty Savings Bank for $5,000, which may be terminated upon 90 days’ written notice. The interest rate on this line of credit varies and is indexed to the current Prime rate plus 0.5%. As of September 30, 2026 and December 31, 2025, the Company had borrowed $5,000 and $0 against the revolving line of credit, respectively.

Loan Purchase and Sale Agreements

As of September 30, 2026 and December 31, 2025, there is no limit on the maximum principal amount under the Builder Finance loan purchase and sale agreement, and the outstanding principal under such agreement was $4,418 and $1,458, respectively, with an interest rate of 8.99% for both periods. The agreement has a term of 12 months and renews automatically for an additional 12 months unless either party provides written notice of intent not to renew at least six months prior to the end of the term.

As of September 30, 2026 and December 31, 2025, the maximum principal amount under the S.K. Funding loan purchase and sale agreement was $6,500 for both period end dates. Borrowings up to $1,400 over the principal amount may be unsecured. There were $495 and $0 of unsecured borrowings as of September 30, 2026 and December 31, 2025; respectively, with an interest rate of 9.50% for both periods. The agreement is automatically renewed every six months unless notice is given by either party. Additionally, the Company executed an amendment to the agreement with S.K. Funding that allowed the Company to sell participating interests in loans. The balance of the portion sold on these loans is removed from the balance sheet of the Company and interest on the portion sold is not reflected in its statement of operations. As of September 30, 2026 and December 31, 2025, the loan receivable principal balance sold under the secured portion of this agreement was $850 and $1,400, respectively.

Secured Deferred Financing Costs

The Company had secured deferred financing costs of $10 and $12 as of September 30, 2026 and December 31, 2025, respectively.

Secured Borrowings Secured by Loan Assets

Borrowings secured by loan assets are summarized below:

	September 30, 2026		December 31, 2025
	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender	Book Value of Loans which Served as Collateral	Due from Shepherd’s Finance to Loan Purchaser or Lender
Loan Purchaser
Builder Finance	$6,801	$4,418	$1,813	$1,458
S.K. Funding	16,946	6,500	9,011	6,500

Lender
Shuman	–	–	210	125
Jeff Eppinger	6,396	1,500	5,789	200
R. Scott Summers	1,460	928	2,731	903
John C. Solomon	931	563	1,057	563
Judith Swanson	10,136	6,721	12,568	6,407
Liberty Savings Bank	5,603	5,000	–	–
Total	$48,273	$25,630	$33,179	$16,156

Unsecured Borrowings

Unsecured Notes through the Public Offering (“Notes Program”)

The effective interest rate on borrowings through our Notes Program as of September 30, 2026 and December 31, 2025, was 9.00% and 8.90%, respectively.

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

The following table is a roll forward of our Notes Program:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Gross Notes outstanding, beginning of period	$22,164	$19,968	$19,968
Notes issued	4,205	7,612	6,300
Note repayments / redemptions	(3,803)	(5,416)	(4,386)

Gross Notes outstanding, end of period	$22,566	$22,164	$21,882

Less deferred financing costs, net	(268)	(229)	(185)

Notes outstanding, net	$22,298	$21,935	$21,697

The following is a roll forward of deferred financing costs related to the Notes Program:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Deferred financing costs, beginning balance	$1,302	$1,060	$1,060
Additions	98	242	172
Disposals	(693)	-	-
Deferred financing costs, ending balance	707	1,302	1,232
Less accumulated amortization	(439)	(1,073)	(1,047)
Deferred financing costs, net	$268	$229	$185

The following is a roll forward of the accumulated amortization of deferred financing costs:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025	Nine Months Ended September 30, 2025

Accumulated amortization, beginning balance	$1,073	$910	$910
Additions	59	163	137
Disposals	(693)	-	-
Accumulated amortization, ending balance	$439	$1,073	$1,047

Other Unsecured Debts

The following table is a detail of other unsecured debts:

Loan	Maturity Date	Interest Rate(1)	September 30, 2026	December 31, 2025
Subordinated Promissory Note	October 2026	10.0%	1,142	1,142
Subordinated Promissory Note	November 2026	9.5%	200	200
Unsecured Line of Credit	October 2026(2)	9.50%	495	–
Subordinated Promissory Note	February 2027	9.0%	600	600
Subordinated Promissory Note	February 2027	8.5%	200	200
Subordinated Promissory Note	March 2027	10.0%	26	26
Subordinated Promissory Note	March 2027	9.5%	1,000	1,000
Unsecured Line of Credit	April 2027	10.0%	500	500
Subordinated Promissory Note	May 2027	10.0%	97	97
Unsecured Line of Credit	October 2027	10.0%	279	592
Subordinated Promissory Note	September 2027	10.0%	108	108
Subordinated Promissory Note	October 2027	8.5%	200	200
Subordinated Promissory Note	November 2027	10.0%	120	120
Subordinated Promissory Note	December 2027	10.0%	20	20
Subordinated Promissory Note	March 2028	9.75%	500	500
Subordinated Promissory Note	April 2028	10.0%	149	149
Subordinated Promissory Note	July 2028	8.5%	100	100
Senior Subordinated Promissory Note	October 2028(3)	1.0%	1,072	1,072
Junior Subordinated Promissory Note	October 2028(3)	20.0%	666	666
Subordinated Promissory Note	October 2028	10.0%	1,043	1,043
Subordinated Promissory Note	October 2028	8.5%	100	100
Subordinated Promissory Note	December 2028	10.0%	149	149
Subordinated Promissory Note	January 2029	9.0%	-	15
Subordinated Promissory Note	March 2029	10.0%	1,200	1,200
Subordinated Promissory Note	March 2029	6.5%	306	–
Subordinated Promissory Note	April 2029	11.0%	2,000	2,000
Subordinated Promissory Note	April 2029	9.0%	301	301
Subordinated Promissory Note	December 2029	8.0%	248	248
Senior Subordinated Promissory Note	July 2030(3)	1.0%	1,637	740
Junior Subordinated Promissory Note	July 2030(3)	20.0%	1,018	460
Subordinated Promissory Note	July 2030	10.0%	33	–
Subordinated Promissory Note	August 2030	10.0%	400	291
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	365	–
Subordinated Promissory Note	February 2031	11.0%	300	–
Subordinated Promissory Note	February 2031	11.0%	400	–
Subordinated Promissory Note	March 2031	11.0%	500	–
Subordinated Promissory Note	March 2031	11.0%	500	–
			$18,674	$13,839

(1)	Interest rate per annum, based upon actual days outstanding and a 365/366-day year.

(2)	Note automatically renews for an additional six months until notice is given by either party.

(3)	These notes were issued to the same holder and, when calculated together, yield a blended rate of 10% per annum.

Series C Preferred Equity

Series C preferred equity distributions, liquidation rights and conversion features are determined based on the undiscounted value, which was $9,501 and $9,085 as of September 30, 2026 and December 31, 2025, respectively. In addition, the Company’s Board of Managers increased the number of Series C authorized preferred equity shares from 20,000 to 25,000.

The following table shows the earliest conversion options for investors in Series C preferred equity as of September 30, 2026. Amounts are presented at redeemable values, which are prior to discounts reflected in the carrying amounts:

Year Maturing	Total Amount Convertible

Currently convertible (requires notice of 12 months)	$3,577
2027	309
2028	1,395
2029	206
2030 and thereafter	4,014

Total	$9,501

Priority of Borrowings

The following table displays our borrowings and a ranking of priority. The lower the number, the higher the priority.

	Priority Rank	September 30, 2026	December 31, 2025
Borrowing Source
Purchase and sale agreements and other secured borrowings	1	$26,585	$18,431
Secured line of credit from affiliates	2	-	26
Unsecured line of credit (senior)	3	-	-
Other unsecured debt (senior subordinated)	4	2,709	1,812
Unsecured Notes through our public offering, gross (subordinated)	5	22,566	22,164
Other unsecured debt (subordinated)	5	14,281	10,901
Other unsecured debt (junior subordinated)	6	1,684	1,126
Less deferred financing fees		(278)	(241
Total		$67,547	$54,219

Liquidity and Capital Resources

Our primary liquidity management objective is to meet expected cash flow needs while continuing to service our business and customers. As of September 30, 2026 and December 31, 2025, we had combined loans outstanding of 192 and 164, respectively. In addition, loans receivables, gross were $77,875 and $61,683 as of September 30, 2026 and December 31, 2025, respectively.

Unfunded commitments to extend credit, which have similar collateral, credit and market risk to our outstanding loans, were $26,309 and $23,557 as of September 30, 2026, and December 31, 2025, respectively. Outstanding letters of credit were $710 and $59 and included in the commitment value of $104,184 and $85,240 as of September 30, 2026 and December 31, 2025, respectively. For off-balance-sheet credit exposures, the estimate of expected credit losses has been presented as a liability on the balance sheet as of September 30, 2026.

We anticipate the Company’s originations to be higher in 2027 due to an increase in marketing and sales efforts.

To fund our combined loans, we rely on secured debt, unsecured debt, and equity, which are described in the following table:

Source of Liquidity	As of September 30, 2026	As of December 31, 2025
Secured debt, net of deferred financing costs	$26,575	$18,445
Unsecured debt, net of deferred financing costs	$40,972	$35,774
Members’ Capital	$10,181	$8,211
Cash and cash equivalents	$1,613	$3,490

As of September 30, 2026 and December 31, 2025, cash and cash equivalents were $1,613 and $3,490, respectively.

The Company has nine lines of credit with several lenders, and as of September 30, 2026, our availability to borrow against these lines of credit was $6,074, subject to certain collateral requirements. Without an additional $1,599 of collateral, our availability to borrow against these lines of credit as of September 30, 2026 was $4,475.

We anticipate equity to increase during the last three months of 2026, mostly through retained earnings. If we cannot maintain our equity, we will rely more heavily on raising additional funds through the Notes Program.

The following table shows the maturity of outstanding debt as of September 30, 2026:

Year Maturing	Total Amount Maturing	Public Offering	Other Unsecured	Secured Borrowings
2026	$28,295	$1,323	$1,342	$25,630
2027	10,744	6,144	3,645	955
2028	14,002	10,223	3,779	-
2029	6,869	2,814	4,055	-
2030 and thereafter	7,915	2,062	5,853	-
Total	$67,825	$22,566	$18,674	$26,585

Secured borrowings maturing as of December 31, 2026 significantly consists of loan purchase and sale agreements with two loan purchasers (Builder Finance and S. K. Funding) and secured lines of credit with several lenders. These secured borrowings are listed as maturing by the end of the year ended December 31, 2026 is due primarily to their related demand loan collateral.

The following are secured facilities listed as principal maturing in 2026 with actual maturity and renewal dates:

●	Swanson – $6,721 due October 2027 and automatically renews unless notice given;
●	S. K. Funding – $3,500 due January 2027 and automatically renews every six months unless notice is given;
●	S. K. Funding – $3,000 due April 2027 and automatically renews unless notice is given no less than five months prior to the end of the term;
●	Builder Finance, Inc – $4,418 with no expiration date;
●	Liberty Savings Bank - $5,000 no expiration date and may terminate upon 90 days of written notice; and
●	New LOC Agreements - $2,991 generally one-month notice and nine months to reduce principal balance to zero.

Unsecured borrowings due by December 31, 2026, consist of Notes issued pursuant to the Notes Program and other unsecured debt of $1,323 and $1,342, respectively. To the extent that Notes issued pursuant to the Notes Program are not reinvested upon maturity, we will be required to fund the maturities, which we anticipate funding through the issuance of new Notes in our Notes Program. During the last twelve months, approximately 88% of our Notes Program holders reinvested upon maturity. The 36-month Note sold in our public note offerings had a mandatory early redemption option, subject to certain conditions. Historically, our other unsecured debt has renewed. For more information on other unsecured borrowings, see Note 8 – Borrowings. If other unsecured borrowings are not renewed in the future, we anticipate funding such maturity through investments in our Notes Program.

Summary of Liquidity

We have the funding available to address the loans we have today, including our unfunded commitments. We anticipate an increase in our assets during the remainder of 2027 due to an increase in our marketing efforts. We are prepared for an increase in assets through the net sources and uses (12-month liquidity) listed above as well as future capital from debt, preferred equity, and regular equity. Although our secured debt is almost entirely listed as current due because of the underlying collateral being demand notes, the vast majority of our secured debt is either contractually set to automatically renew unless notice is given or, in the case of purchase and sale agreements, has no end date as to when the purchasers will not purchase new loans (although they are never required to purchase additional loans).

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

Housing inflation has a positive impact on our operations. When we lend initially, we are lending a percentage of a home’s expected value, based on historical sales. If those estimates prove to be low (in an inflationary market), the percentage we loaned of the value decreases, reducing potential losses on defaulted loans. The opposite is true in a deflationary housing price market. It is our opinion that values are well above average in many of the housing markets in the U.S. today, and our lending against these values is having more risk than prior years. In some of our markets, prices of homes sold are dropping. This is both because some homes are selling for less and because the average home selling is smaller (more affordable). However, we anticipate significant declines in home values in some markets over the next 12 months. Our customers generally benefit from housing inflation while it is happening and are hurt by deflation as we see today. In the long run, however, the opposite is actually true. When housing inflation happens, it drives down housing affordability which inevitably leads to less demand. Housing deflation leads to higher demand eventually. In the short run, inflation is good for our customers but in the long run it is bad. Deflation is bad for our customers in the short run, but good in the long run.

Interest rates have several impacts on our business. First, rates affect housing (starts, home size, etc.). High long-term interest rates may decrease housing starts, having the effects listed above. Housing starts have been in a tight range over the last year, and generally payoffs appear stable. Higher interest rates will also affect our investors. We believe that there will be a spread between the rate our Notes yield to our investors and the rates the same investors could get on deposits at FDIC insured institutions. We also believe that the spread may need to widen if these rates rise. For instance, if we pay 7% above average CD rates when CDs are paying 0.5%, when CDs are paying 5%, we may have to have a larger than 7% difference. This may cause our lending rates, which are based on our cost of funds, to be uncompetitive. High interest rates may also increase builder defaults, as interest payments may become a higher portion of operating costs for the builder. Recent changes in the Prime rate do not significantly impact us or our customers. A rise in prime makes our rates to our customer more attractive, but our investment rate less attractive to investors. The opposite is true when the prime rate goes down. These impacts are not significant. Long term mortgage rates for our customers’ customers has more of an impact as mentioned above.

Below is a chart showing three-year U.S. treasury rates and 30-year fixed mortgage rates which is provided by Federal Reserve Economic Data (“FRED”). The U.S. treasury rates are used by us here to approximate CD rates. Both the short- and long-term interest rates have risen slightly to historically normal levels.

Housing prices are also generally correlated with housing starts; therefore, increases in housing starts usually coinciding with increases in housing values, and the reverse is generally true. Looking at the chart below, housing starts have fallen back from the pandemic high; however, since then the change has remained relatively flat.

Below is a graph showing single family historical housing-starts which is provided by FRED:

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Reinvestments in Partial Series C Cumulative Preferred Units

Investors in the Series C cumulative preferred units (“Series C Preferred Units”) may elect to reinvest their distributions in additional Series C Preferred Units (the “Series C Reinvestment Program”). Pursuant to the Series C Reinvestment Program, we issued the following Series C Preferred Units during the nine months ended September 30, 2026:

(amounts in this table are not in thousands) Owner	Units	Amount
Daniel M. and Joyce S. Wallach	39.21989	$39,219.89
Gregory L. Sheldon and Madeline M. Sheldon	34.24534	34,245.34
Schultz Family Living Trust	7.09218	7,092.18
Fernando Ascencio and Lorraine Carol Ascencio	13.26729	13,267.29
Mark and Tris Ann Garboski	44.25791	44,257.91
Total	138.08261	$138,082.61

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2026, there were no material changes to the procedures by which members may recommend nominees to our board of managers.

(c)	During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this report on Form 10-Q for the period ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SHEPHERD’S FINANCE, LLC (Registrant)

Dated: November 13, 2026	By:	/s/ Catherine Leslie
Catherine Leslie
Chief Financial Officer

